Form 10-Q
period 2012-06-30
MRI INTERVENTIONS, INC.
filed 2012-08-14
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)     ☒Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes  ☒No

As of August 6, 2012, there were 47,402,240 shares of common stock outstanding.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of Part II and elsewhere in this Quarterly Report) and the following:

•	demand and market acceptance of our products;

•	our ability to successfully complete the development of, and to obtain regulatory clearance or approval for, future products, including our current product candidates;

•	product quality or patient safety issues, which could lead to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	our dependence on collaborative relationships and licensing arrangements;

•	sufficiency of our cash resources to maintain planned commercialization efforts and research and development programs;

•
the healthcare reform legislation and its implementation, and possible additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payors or other elements of our business;

•	our ability to identify business development and growth opportunities for existing or future products;

•	individual, group or class action litigation alleging product liability claims;

•
future actions of the FDA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities;

•	our ability to enforce our patent rights or patents of third parties preventing or restricting the manufacture, sale or use of affected products or technology;

•	retention of our sales representatives and independent distributor; and

•	any impact of the commercial and credit environment on us and our customers and suppliers.

MRI INTERVENTIONS, INC.
Condensed Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,222,955	$145,478
Accounts receivable	169,848	401,580
Inventory	939,439	968,818
Prepaid expenses and other current assets	76,208	19,773
Total current assets	2,408,450	1,535,649
Property and equipment, net	1,237,177	1,218,830
Software license inventory	1,137,500	-
Deferred costs	-	214,469
Other assets	51,200	61,481
Total assets	$4,834,327	$3,030,429
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,844,509	$4,037,168
Accrued compensation	348,913	1,011,413
Accrued interest	-	971,733
Other accrued liabilities	1,709,055	2,015,046
Deposits	989,520	-
Derivative liability	26,545	-
Related party deferred revenue	2,696,374	2,600,000
Convertible notes payable, net of unamortized discount of $117,405 at December 31, 2011	-	3,953,595
Total current liabilities	8,614,916	14,588,955

Related party deferred revenue	-	1,396,374
Related party accrued interest	-	799,102
Other accrued liabilities	422,224	209,143
Related party convertible notes payable, net of unamortized discount of $0 and $432,706 at June 30, 2012 and December 30, 2011, respectively	4,338,601	4,377,294
Convertible notes payable, net of unamortized discount of $0 and $316,610 at June 30, 2012 and December 31, 2011, respectively	2,000,000	3,308,390
Junior secured notes payable, net of unamortized discount of $2,807,880 and $2,805,686 at June 30, 2012 and December 31, 2011, respectively	192,120	194,314
Total liabilities	15,567,861	24,873,572
Commitments and contingencies (Notes 5. 9 and 10)	-	-
Stockholders' deficit:
Series A convertible preferred stock; $.01 par value; 8,000,000 shares authorized, 7,965,000 shares issued and outstanding at December 31, 2011	-	7,965,000
Common stock, $.01 par value; at June 30, 2012, 100,000,000, 42,273,547, and 41,947,717 shares authorized, issued, and outstanding, respectively; at December 31, 2011, 70,000,000 16,410,820, and 16,084,990 shares authorized, issued, and outstanding, respectively	422,735	164,108
Additional paid-in capital	54,385,943	31,495,593
Treasury stock, at cost, 325,830 common shares	(1,679,234)	(1,679,234)
Accumulated deficit	(63,862,978)	(59,788,610)
Total stockholders' deficit	(10,733,534)	(21,843,143)
Total liabilities and stockholders' deficit	$4,834,327	$3,030,429

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Statements of Operations
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Related party license revenues	$650,000	$650,000	$1,300,000	$1,300,000
Service revenues	142,404	-	250,734	-
Product revenues	291,356	72,887	513,025	199,081
Total revenues	1,083,760	722,887	2,063,759	1,499,081
Costs and operating expenses:
Cost of product revenues	156,757	30,397	258,426	113,337
Research and development :
Research and development costs	486,022	1,058,618	1,175,691	2,223,725
Reversal of R&D obligation (see Note 9)	(882,537)	-	(882,537)	-
Selling, general, and administrative	1,803,045	1,105,921	3,143,148	2,341,476
Total costs and operating expenses	1,563,287	2,194,936	3,694,728	4,678,538
Operating loss	(479,527)	(1,472,049)	(1,630,969)	(3,179,457)
Other income (expense):
Other expense, net	(25,795)	(491)	(24,625)	(2,911)
Interest income	1,361	1,708	2,980	2,793
Interest expense (see Note 8)	(96,018)	(598,450)	(2,421,754)	(1,140,325)
Net loss	$(599,979)	$(2,069,282)	$(4,074,368)	$(4,319,900)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.01)	$(0.13)	$(0.12)	$(0.27)
Weighted average shares outstanding:
Basic and diluted	40,596,069	15,859,990	32,891,808	15,859,990

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Statement of Stockholders’ Deficit
Six Months Ended June 30, 2012
 (Unaudited)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balances, January 1, 2012	7,965,000	$7,965,000	16,084,990	$164,108	$31,495,593	$(1,679,234)	$(59,788,610)	$(21,843,143)
Employee share-based compensation	-	-	-	-	543,562	-	-	543,562
Beneficial conversion feature of of convertible notes payable	-	-	-	-	383,204	-	-	383,204
Warrants issued with convertible notes payable	-	-	-	-	383,204	-	-	383,204
Fair value of warrants issued to placement agents and subagents	-	-	-	-	237,299	-	-	237,299
Conversion of convertible notes and accrued interest into common stock	-	-	16,397,727	163,977	11,216,232	-	-	11,380,209
Conversion of Series A preferred stock into common stock	(7,965,000)	(7,965,000)	7,965,000	79,650	7,885,350	-	-	-
Fair value of non-employee share based compensation	-	-	-	-	593,999	-	-	593,999
Common stock issued in exchange for settlement of software license obligations	-	-	1,500,000	15,000	1,647,500	-	-	1,662,500
Net loss for the six months ended June 30, 2012	-	-	-	-	-	-	(4,074,368)	(4,074,368)
Balances, June 30, 2012	-	$-	41,947,717	$422,735	$54,385,943	$(1,679,234)	$(63,862,978)	$(10,733,534)

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(4,074,368)	$(4,319,900)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and license amortization	212,670	138,965
Share-based compensation	1,137,561	508,660
Loss on change in fair value of derivative liability	26,545	-
Amortization and write-off of debt issuance costs and original issue discounts (see Note 8)	2,057,649	647,529
Increase (decrease) in cash resulting from changes in:
Accounts receivable	231,732	(23,046)
Inventory	(107,777)	(186,335)
Prepaid expenses and other current assets	(56,435)	9,859
Other assets	1,281	20,000
Accounts payable and accrued expenses	(1,380,990)	1,024,989
Related party deferred revenue	(1,300,000)	(1,300,000)
Net cash flows from operating activities	(3,252,132)	(3,479,279)
Cash flows from investing activities:
Purchases of property and equipment	(84,861)	(1,739)
Net cash flows from investing activities	(84,861)	(1,739)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net of issuance costs	3,424,950	2,500,000
Deposits received for July 2012 offering	989,520	-
Proceeds from warrant exercise	-	1,000
Net cash flows from financing activities	4,414,470	2,501,000
Net change in cash and cash equivalents	1,077,477	(980,018)
Cash and cash equivalents, beginning of period	145,478	1,577,314
Cash and cash equivalents, end of period	$1,222,955	$597,296

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$11,479	$-

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Statements of Cash Flows
(Unaudited)

NON-CASH TRANSACTIONS:

•	In February 2012, the terms of related party notes payable were modified (see Note 6) and accrued interest of $838,601 was added to the principal balances of the original notes.

•
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

•
In February 2012, warrants with a fair value of $237,299 (recorded as deferred financing costs and additional paid-in capital) were issued to the placement agent and its sub-placement agents in connection with the Company’s sale of units consisting of secured convertible notes and common stock warrants (see Note 7).

•
In January and February 2012, both the $383,204 relative fair value of warrants and the $383,204 intrinsic value of the beneficial conversion feature associated with notes issued by the Company in an offering of units (see Note 7) were recorded as additional paid-in capital and a discount to the convertible notes payable.

•
ClearPoint reusable components were transferred from inventory to loaned systems, which is a component of property and equipment, with costs of $137,156 and $229,062 during the six months ended June 30, 2012 and 2011, respectively.

•
In June 2012, the Company issued 1,500,000 shares of its common stock in exchange for settlement of accounts payable of $612,500 and the purchase of software licenses in the amount of $1,050,000 (see Note 9).

See accompanying notes.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
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

The Company’s ClearPoint system, an integrated system comprised of reusable components and disposable products, is designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. In 2010, the Company received 510(k) clearance from the Food and Drug Administration (“FDA”) to market the ClearPoint system in the United States for general neurological interventional procedures. The Company’s ClearTrace system is a product candidate under development that is designed to allow catheter-based minimally invasive procedures in the heart to be performed in an MRI suite. The Company has also entered into exclusive licensing and development agreements (see Note 5) with affiliates of Boston Scientific Corporation (“BSC”), pursuant to which BSC may incorporate certain of the Company’s MRI-safety technologies into BSC’s implantable leads for cardiac and neurological applications.

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) have been prepared on a basis consistent with the Company’s December 31, 2011 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The condensed financial statements have been prepared in accordance with the SEC’s rules for interim financial information, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States (“GAAP”). These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in Amendment No. 2 to the Company’s Form 10 filed with the SEC on February 28, 2012. The accompanying condensed balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six month periods ended June 30, 2012 may not be indicative of the results to be expected for the entire year or any future periods.

Liquidity and Management’s Plans

Since inception, the Company has financed its activities principally from the sale of equity securities, borrowings, and license arrangements.   In July 2012, the Company completed a private offering (see Note 10) in which it sold securities for net proceeds of approximately $5,520,000 ($989,520 of which was received prior to June 30, 2012 in anticipation of the July closing). The Company intends to fund its future commercialization and development activities and its working capital needs largely from borrowings and/or from the sale of equity securities until funds provided by operations are sufficient to meet working capital requirements. Management believes that the Company’s existing cash resources, including funds received in July 2012, together with cash generated from sales of products, will be sufficient to meet anticipated cash requirements through the first quarter of 2013. There can be no assurance that the Company will be successful in meeting its financing requirements on reasonably commercial terms, or at all, or that the Company will generate revenues sufficient to cover its costs.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. For the six month period ended June 30, 2012 and for the years ended December 31, 2011 and 2010, the Company incurred net losses of $4,074,368, $8,311,410, and $9,454,235, respectively, and the cumulative net loss since the Company’s inception through June 30, 2012 is $63,862,978, which has resulted in a negative working capital position of $6,206,466 at June 30, 2012. In view of these matters, the ability of the Company to continue as a going concern is dependent upon its ability to generate additional financing sufficient to commercialize its  developed products, support its research and development activities and obtain future regulatory clearances or approvals,  and ultimately to generate revenues sufficient to cover all costs.

In December 2011, the Company filed a Registration Statement on Form 10 (“Form 10”) with the Securities and Exchange Commission (the “SEC”) to register the Company’s common stock as a class of equity securities under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 27, 2012, the Form 10 became effective.  As such, the Company became a public reporting company subject to the periodic reporting requirements of the Exchange Act.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

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

The table below reflects the carrying values and the estimated fair values of the Company’s outstanding notes payable at June 30, 2012:

	Carrying Value	Estimated Fair Value
Related party BSC convertible notes payable	$4,338,601	$3,469,704
Convertible note payable	2,000,000	2,000,000
Junior secured notes payable	192,120	1,832,102

The difference between the carrying value of the related party BSC convertible notes payable, which is equal to the face value due to troubled debt restructuring accounting (see Note 6), and the estimated fair value is attributable to the fact that no interest is charged per the terms of the convertible notes payable, which is below market.  The difference between the carrying value and the fair value of the junior secured notes payable relates to an unamortized debt discount.  This discount resulted from the relative fair value assigned to the junior secured notes payable at the time of issuance, as the notes were issued in connection with a unit offering, with the units consisting of a note payable and shares of the Company’s common stock.

See Note 6 for fair value information related to the Company’s derivative liability.

Inventory

Inventory is carried at the lower of cost (first-in, first-out (“FIFO”) method) or net realizable value. All items included in inventory relate to the Company’s ClearPoint system. Inventory that is not expected to be utilized within the next twelve months is classified as a non-current asset.  The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potential obsolete items.

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

(1) Sales of ClearPoint system reusable components — Revenues related to sales of ClearPoint system reusable components are recognized upon installation of the system and the completion of training of at least one of the customer’s physicians, which typically occurs concurrently with the system installation. ClearPoint system reusable components include software. This software is incidental to the utility of the ClearPoint system as a whole, and as such, the provisions of ASC 985-605, Software Revenue Recognition, are not applicable. ClearPoint system reusable components sales were approximately $87,000 and $91,000 during the six months ended June 30, 2012 and 2011, respectively.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

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

•
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

•
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

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

Amounts to be received related to substantive, performance-based milestones in research and development arrangements are recognized upon receipt in accordance with the Company’s revenue recognition policy. Future product royalty income related to the agreement will be recognized as the related products are sold and amounts are due to the Company.

•
Service Revenues - In September 2011, the Company entered into an agreement to provide development services to a third party.  Under this agreement, the Company earns revenue equal to costs incurred for outside expenses related to the development services provided, plus actual direct internal labor costs (including the cost of employee benefits),  plus an overhead markup of the direct internal labor costs incurred.  Revenue is recognized in the period in which the Company incurs the related costs. During the six months ended June 30, 2012, the Company recorded development service revenues of approximately $241,000 related to this agreement. From time to time, the Company may also perform development services for other third parties evidenced by a purchase order. During the six months ended June 30, 2012, the Company recorded revenues totaling $10,000 for such services.

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

	Three and Six Months Ended June 30,
	2012	2011
Stock options	6,111,127	3,762,477
Warrants	6,258,648	435,986
Shares under convertible note agreements	4,287,695	8,524,756
	16,657,470	12,723,219

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

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

Fair Value Determination of Privately-Held Equity Securities

Determining the fair value of privately held stock requires making complex and subjective judgments. Prior to the time the Company’s common stock was publicly traded, it used the income approach, the market approach, and the probability weighted expected return method to estimate the value of the enterprise for the dates on which securities were issued/granted and outstanding. The income approach was based on estimated future cash flows that utilized the Company’s forecasts of revenue and costs. The assumptions underlying the revenue and cost estimates were consistent with the Company’s business plan. The market approach was based on recent sales of the Company’s common stock in privately negotiated transactions between stockholders, the once anticipated initial public offering (“IPO”) price of the Company’s common stock, or conversion terms negotiated with holders of convertible securities issued by the Company. When the Company began the process of preparing for its IPO, it began to utilize the probability weighted expected return method, which was based on identifying the most likely liquidity events for the Company, the probability of each occurring, and the equity values for each after applying different percentages to the likelihood of the different values assigned to each anticipated outcome of those events. Once the Company’s planned IPO was withdrawn in the third quarter of 2010, the Company reverted to using the income and market approaches previously discussed. The assumptions used in each of the different valuation methods take into account certain discounts such as selecting the appropriate discount rate and control and lack of marketability discounts. The discount rates used in these valuations ranged from 22% to 35%. The discounts for lack of marketability ranged from 15% to 35% and the discount for lack of control ranged from 20% to 30%. If different discount rates or lack of marketability and control discounts had been used, the valuations would have been different. The enterprise value under each valuation method was allocated to preferred and common shares taking into account the enterprise value available to all stockholders and allocating that value among the various classes of stock based on the rights, privileges, and preferences of the respective classes in order to provide an estimate of the fair value of a share of the Company’s common stock. There is inherent uncertainty in these estimates.

Since May 21, 2012, the Company’s common stock has been traded in the over-the-counter market and has been quoted on the OTC Bulletin Board under the symbol MRIC.  Prior to the time the Company’s stock was publicly traded, the fair value of the Company’s common stock, as well as the common stock underlying options and warrants, granted as compensation, or issued in connection with the settlement of liabilities (“stock based transactions”), were estimated by management, with input from a third-party valuation specialist from time to time. The Company intends to include the prices of public trading of its common stock as a key input going forward in determining fair value for stock based transactions.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the presentation of comprehensive income that increases comparability between GAAP and International Financial Reporting Standards (“IFRS”). This guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Public entities are required to apply this guidance for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance during the six months ended June 30, 2012, and the adoption of this guidance had no impact on the Company’s results of operations or financial position and is not expected to have an impact on the Company’s future results of operations or financial position.

In May 2011, the FASB issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This update changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for annual periods beginning after December 15, 2011 (the 2012 fiscal year) and should be applied prospectively. As this guidance is only disclosure related, it did not have any effect on the carrying value of the assets or liabilities on the balance sheet as of June 30, 2012.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

3.   Inventory

Inventory consists of the following as of:

	June 30,	December 31,
	2012	2011
Work in process	$331,630	$454,366
Software	449,500	467,000
Finished goods	158,309	47,452
Inventory included in current assets	939,439	968,818
Software license inventory	1,137,500	-
	$2,076,939	$968,818

4.   Property and Equipment

Property and equipment consist of the following as of:

	June 30,	December 31,
	2012	2011

Equipment	1,010,608	$934,253
Furniture and fixtures	105,376	106,054
Leasehold improvements	157,236	157,236
Computer equipment and software	106,557	101,482
Loaned systems	861,131	723,975
	2,240,908	2,023,000
Less accumulated depreciation and amortization	(1,003,731)	(804,170)
Total property and equipment, net	1,237,177	$1,218,830

Depreciation and amortization expense for property and equipment for the six months ended June 30, 2012 and 2011 was $203,670 and $129,965, respectively. The Company may loan the reusable components of a ClearPoint system to a customer to perform procedures using ClearPoint disposable products which are purchased from the Company. Accordingly, the $861,131 and $723,975 of loaned systems at June 30, 2012 and December 31, 2011, respectively, represent the historical cost of ClearPoint reusable components transferred from inventory to property and equipment. Depreciation on loaned ClearPoint systems is computed using the straight-line method based on an estimated useful life of five years. At June 30, 2012 and December 31, 2011, accumulated depreciation on loaned systems was $154,587 and $73,846, respectively.

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

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

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

The Company did not receive any up-front license payments pursuant to the BSC Neuro Agreement. In addition to other potential payments under the agreement as described above, the Company could receive over $500,000 in incentive payments for incremental development work, but only if and to the extent BSC Neuro requests the Company to perform such work. The BSC Neuro Agreement requires specified milestones in the development of an MRI-safe implantable lead to be achieved by December 31, 2012. If the milestones are not achieved by that date and this failure is not the result of BSC Neuro’s failure to reasonably cooperate with the Company in pursuing the milestones, the Company will be required to repay BSC Neuro certain amounts, including any development expenses and milestone payments previously made to the Company under this agreement and any patent prosecution costs incurred by BSC Neuro with respect to the intellectual property licensed under this agreement. As of June 30, 2012, the Company has received approximately $750,000 of payments from BSC Neuro which would be subject to the repayment obligation described above. In addition, the Company would be responsible to reimburse BSC Neuro for out of pocket costs incurred by BSC Neuro in prosecuting patent applications and maintaining issued patents for the licensed technologies. As discussed in Note 2, Revenue Recognition, all amounts received have been recorded as deferred revenue.

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

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

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

6.   Related Party Notes Payable

Related Party BSC Convertible Notes Payable

In October 2009, the Company entered into a convertible note payable arrangement with BSC. During October, November and December 2009, the Company borrowed an aggregate of $3,500,000 from BSC under this arrangement pursuant to three convertible notes payable (the “BSC Notes”). These borrowings accrued interest at 10% per year and were scheduled to mature on the second anniversary of the date on which the funds were advanced.  Effective February 2, 2012, the Company entered into a loan modification (also see Note 5) with BSC pursuant to which (i) interest accrued under each of the BSC Notes as of February 2, 2012 was added to the principal balance of the note, (ii) beginning February 2, 2012, the interest rate of each of the BSC Notes was reduced from 10% per year to 0%, and (iii) the maturity date of each of the BSC Notes was extended by three years (until October through December 2014).  As of February 2, 2012, the outstanding aggregate loan balance, including principal and interest, owed to BSC was $4,338,601.  Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the loan modification was considered a “Troubled Debt Restructuring.” However, because the total future cash payments required under the new terms of the BSC Notes were not reduced from what was owed at the time of the loan modification, no gain was recorded under Troubled Debt Restructuring accounting.

The Company will be required to prepay all or a portion of the BSC Notes upon the consummation of any future “qualified financing,” which is defined as any equity financing in which shares of the Company’s preferred stock are issued  in exchange for cash proceeds. Upon consummation of a qualified financing from Medtronic, Inc., St. Jude Medical, Inc., or Johnson & Johnson, or any of their respective subsidiaries or affiliates, up to 100% of the cash proceeds from such qualified financing must be used to prepay the outstanding balance of the BSC Notes. Upon consummation of a qualified financing from any other investor, up to 25% of the cash proceeds from such qualified financing must be applied by the Company to prepay the outstanding balance of the BSC Notes. The Company has not conducted a qualified financing since entering into the loan arrangement with BSC under which the Company issued the BSC Notes. The Company can prepay the BSC Notes at any time. Each of the BSC Notes is convertible, at the option of the holder, at any time prior to the earlier of the maturity date or the consummation of a qualified initial public offering (which is defined as a bona fide first underwritten public offering of the Company’s common stock on a firm commitment basis in which the aggregate gross proceeds received by the Company at the public offering price equals or exceeds $20,000,000), into one share of the Company’s  preferred stock at a conversion price equal to the lower of $8.00 per share or the price per share paid by investors in a future qualified financing  conducted  by the Company.  In the event BSC elected to convert the BSC Notes into shares of preferred stock other than in the context of a qualified financing, each such share of preferred stock would initially be convertible into one share of the Company’s common stock. The BSC Notes are secured by a first priority security interest in all of the Company’s assets.

The Company analyzed the terms of the conversion feature of the BSC Notes under ASC Topic 815 and determined, based upon the conversion price reset provision that the conversion feature should be accounted for as a derivative liability (see Note 2, Summary of Significant Accounting Policies – Fair Value Measurements). Under this guidance the conversion feature was initially measured at fair value upon the issuance of the BSC Notes and has been adjusted to the current fair value at the end of each reporting period. Changes in fair value are recorded in other income (expense) in the related statements of operations. The Company calculated the fair value of this derivative liability utilizing the Black-Scholes pricing model. The assumptions used in calculating the fair value of the derivative liability using this model as were as follows:

	June 30, 2012	December 31, 2011
Dividend yield	0%	0%
Expected volatility	42.95%	46.58%
Risk free interest rate	0.37%	0.25%
Expected remaining term (years)	2.4	0.15
Common stock price	$2.30	$0.60

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

The Company recognized a loss in its statements of operations of $26,545 during the three and six months ended June 30, 2012 as the fair value of the derivative liability was $26,545 at June 30, 2012, and nil at March 31, 2012 and December 31, 2011. The fair value of the derivative liability was measured using Level 2 inputs at June 30, 2012 and Level 3 inputs for all prior reporting periods.

Related Party 2011 Unsecured Convertible Notes Payable

In June through September 2011, the Company issued unsecured convertible notes (the “Summer 2011 Notes”) in the aggregate amount of $1,310,000 to six non-employee directors of the Company. The note holders also received warrants to purchase 1,310,000 shares of the Company’s common stock in the aggregate. The Summer 2011 Notes had two-year maturities and accrued interest at 15% per year. The warrants were fully vested upon issuance, have a term of two years, and have an exercise price of $0.01 per share. The original terms of the Summer 2011 Notes provided for automatic conversion of the notes into shares of the Company’s common stock upon consummation of an initial public offering of shares of the Company’s common stock, based on a conversion price equal to 60% of the public offering price. In addition, the original terms of the Summer 2011 Notes provided for optional conversion of the notes, at the election of the note holder, upon consummation of a reverse merger of the Company into a public shell company, based on a conversion price equal to 60% of the fair market value of the Company’s common stock at the time of the merger. The Summer 2011 Notes were amended in December 2011 to provide for automatic conversion of the principal and all accrued interest into shares of the Company’s common stock upon the effectiveness of a Form 10 filed by the Company with the SEC under the Exchange Act, based on a conversion price of $0.60 per share. Upon the effectiveness of the Company’s Form 10 on February 27, 2012, all of the Summer 2011 Notes, representing an aggregate of $1,425,865 in principal and accrued interest, were converted into 2,376,447 shares of the Company’s common stock.  In conjunction with the conversion of the Summer 2011 Notes, the Company applied the guidance in ASC 470-20, Debt with Conversion and Other Options, and wrote-off the unamortized discount of $405,602 associated with the relative fair value of the warrants, which were issued with the Summer 2011 Notes, against additional paid-in capital.

The table below summarizes related party notes payable at:

	June 30,	December 31,
	2012	2011

BSC Notes - principal	$4,338,601	$3,500,000
Summer 2011 Notes - principal	-	1,310,000
Total related party notes payable - principal	4,338,601	4,810,000
BSC Notes - unamortized discount	-	-
Summer 2011 Notes - unamortized discount	-	(432,706)
Total related party notes payable - unamortized discount	-	(432,706)
BSC Notes - net	4,338,601	3,500,000
Summer 2011 Notes - net	-	877,294
Total related party notes payable - net	$4,338,601	$4,377,294

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

7.   Convertible Notes Payable

 2010 Unsecured Convertible Notes Payable

In March 2010, the Company issued 10% senior unsecured convertible notes (the “March 2010 Notes”) in the aggregate principal amount of $4,071,000. The original terms of the March 2010 Notes provided for a mandatory conversion feature upon the closing of an initial public offering of the Company’s common stock that would automatically convert the outstanding principal amount of the notes into shares of the Company’s common stock at the lesser of $8.00 per share or 80% of the public offering price, subject to a minimum $4.00 per share conversion price. In addition, the original terms of the March 2010 notes permitted note holders to convert the outstanding principal into shares of the Company’s common stock at any time, based on a conversion price of $8.00 per share, subject to certain adjustments. The March 2010 Notes were scheduled to mature in March 2012. All accrued interest was to be paid in cash upon the earlier of maturity or conversion. In late 2011 and early 2012, all of the March 2010 Notes were amended to provide for automatic conversion of the outstanding principal and accrued interest into shares of the Company’s common stock on the effective date of a Form 10 filed by the Company with the SEC under the Exchange Act, based on a conversion price of $1.00 per share. Upon the effectiveness of the Company’s Form 10 on February 27, 2012, all of the March 2010 Notes, representing an aggregate of $4,868,017 in principal and accrued interest, were converted into 4,868,041 shares of the Company’s common stock.  In conjunction with the conversion of the March 2010 Notes, the Company applied the guidance in ASC 470-20, Debt with Conversion and Other Options, and charged to interest expense the associated unamortized discount of $13,500 and the unamortized deferred offering costs of $13,883.

2011 Unit Offering Notes

In October 2011, the Company initiated a private placement of securities in which the Company offered units, each unit consisting of a 10% junior secured convertible note (“2011 Unit Offering Note”) in the principal amount of $100,000 and a warrant to purchase 50,000 shares of the Company’s common stock. The 2011 Unit Offering Notes were scheduled to mature three years from the date of issuance and accrued interest at 10% per year. Per the terms of the 2011 Unit Offering Notes, all principal and accrued interest automatically converted into shares of the Company’s common stock based on a conversion price of $0.60 per share on the effective date of the Company’s Form 10, which was February 27, 2012. The warrants were fully vested upon issuance, have a term of five years, and have an exercise price of $0.75 per share. Upon completion of the unit offering in February 2012, the Company had sold 54.305 units resulting in the issuance of convertible notes in the aggregate principal amount of $5,430,500 and warrants to purchase 2,715,250 shares of common stock under the terms described above. Of the 54.305 units sold, 38.055 units were sold after December 31, 2011. The Company’s placement agent for the unit offering, and its sub-placement agents, received an aggregate cash fee equal to 10% of the gross proceeds from the offering, as well as warrants to purchase an aggregate of 941,288 shares of the Company’s common stock, which represented 8% of the aggregate number of shares of common stock issuable upon conversion of the 2011 Unit Offering Notes and exercise of the warrants sold in the unit offering, at the time of issuance.  The warrants issued to the placement agent and its sub-placement agents have an exercise price of $0.60 per share.  The fair value of these warrants of $237,299 was calculated using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 48%, a risk free interest rate of 0.89% and an expected life of five years.  The $237,299 was recorded as a deferred offering cost to be amortized to interest expense using the effective interest method over the term of the 2011 Unit Offering Notes.

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

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

2011 Junior Secured Convertible Note Payable and Strategic Agreement

In April 2011, the Company issued a $2,000,000 subordinated secured convertible note (“April 2011 Note”) to a medical device co-development partner (“Strategic Partner”). The April 2011 Note matures in April 2016, unless earlier converted, and it accrues interest at the rate of 10% per year. Interest is payable at maturity if the note is not converted. The April 2011 Note is secured by a security interest in the assets of the Company, which security interest is junior and subordinate to the security interest that secures the BSC Notes (see Note 6). In the event the Company closes a qualified financing, which is defined as an equity financing in which the Company issues shares of its preferred stock and receives at least $10,000,000 in net proceeds, the principal and accrued interest of the April 2011 Note will automatically convert into shares of the preferred stock that are issued  in the qualified financing if the number of shares to be issued upon conversion represents at least 10% of the Company’s outstanding shares of stock on a fully diluted basis. If the number of shares that would be issued upon conversion represents less than 10% of the Company’s outstanding shares of stock on a fully diluted basis, the conversion will be at the Strategic Partner’s election. Under the original terms, the Strategic Partner had the right to accelerate the maturity date of the April 2011 Note if the Company did not consummate a qualified financing within 180 days following the issue date of the note. The terms of the April 2011 Note were amended in September 2011 to extend the period within which to complete a qualified financing from 180 days to 360 days (April 2012)  and to establish a maximum conversion price of $0.60 per share (again, only in connection with the closing of a qualified financing). The April 2011 Note was further amended in February 2012 to remove the acceleration provision mentioned above related to the consummation of a qualified financing and to provide the Strategic Partner the option to convert the April 2011 Note into shares of the Company’s common stock at a conversion price of $0.60 per share at any time on or before February 23, 2013, regardless of whether there is a qualified financing within that period of time.

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

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

The table below summarizes convertible notes payable by liability classification:

	Current		Long-term
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011

March 2010 Notes - principal	$-	$4,071,000	$-	$-
2011 Unit Offering Notes - principal	-	-	-	1,625,000
April 2011 Note - principal	-	-	2,000,000	2,000,000
Total convertible notes payable - principal	-	4,071,000	2,000,000	3,625,000
March 2010 Notes - unamortized discount	-	(117,405)	-	-
2011 Unit Offering Notes - unamortized discount	-	-	-	(316,610)
April 2011 Note - unamortized discount	-	-	-	-
Total convertible notes payable - unamortized discount	-	(117,405)	-	(316,610)
March 2010 Notes - net	-	3,953,595	-	-
2011 Unit Offering Notes - net	-	-	-	1,308,390
April 2011 Note - net	-	-	2,000,000	2,000,000
Total convertible notes payable - net	$-	$3,953,595	$2,000,000	$3,308,390

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

On February 10, 2012, the stockholders of the Company also approved an Amended and Restated Certificate of Incorporation to be filed in connection with the effectiveness of the Company’s Form 10.  The Company filed the Amended and Restated Certificate of Incorporation with the state of Delaware on February 27, 2012, and it became effective upon filing.  Under such Amended and Restated Certificate of Incorporation, the Company has the authority to issue up to 25,000,000 shares of preferred stock, and the Board of Directors has the authority, without further action by the stockholders, to issue up to that number of shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding.  In June 2012, the Company’s Board of Directors (the “Board”) established the terms of a series of preferred stock known as “Series A Convertible Preferred Stock”.  The Board designated the Series A Convertible Preferred Stock solely to provide BSC a series of the Company’s preferred stock into which BSC could elect to convert the BSC Notes other than in connection with a qualified financing.  The Company has not issued any shares of the Series A Convertible Preferred Stock.  Likewise, the Company has not filed a Certificate of Designations with the Secretary of State of the State of Delaware to create the Series A Convertible Preferred Stock.  The Company does not intend to file such Certificate of Designations unless and until BSC elects to convert its BSC Notes into shares of the Series A Convertible Preferred Stock.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

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

Stock Options

At June 30, 2012, the Company had five share-based compensation plans (a “1998 Plan,” a “2007 Plan,” two “2010 Plans,” and a “2012 Plan,” which are referred to collectively herein as the “Plans”). The Plans provide for the granting of share-based awards, such as incentive and non-qualified stock options, to employees, directors, consultants and advisors. One of the 2010 Plans and the 2012 Plan also provide for cash-based awards. Awards may be subject to a vesting schedule as set forth in each individual award agreement. The Company terminated the 1998 Plan, effective June 24, 2008, with respect to future grants such that no new options may be awarded under the 1998 Plan on or after June 24, 2008. Upon adoption of the 2010 Plans, the Company also ceased making awards under its 2007 Plan. In February 2012, the stockholders of the Company approved the creation of the 2012 Plan. A total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2012 Plan, of which 2,746,400 awards have been issued at June 30, 2012. With the adoption of the 2012 Plan, no additional grants under the 2010 Plans have been or will be made subsequent to December 31, 2011.

Activity under the Plans is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding, January 1, 2012	3,679,977	$2.05
Granted	2,746,400	1.00
Forfeited	(315,250)	2.16
Outstanding, June 30, 2012	6,111,127	1.57

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

The estimated grant date fair values of options granted under the 2012 Plan during the six months ended June 30, 2012 were calculated using the Black-Scholes valuation model, based on the following assumptions:

Dividend yield		0%
Expected Volatility		45.2%
Risk free Interest rates	0.93%	-	1.13%
Expected lives (years)		6.0

The Company records share-based compensation expense on a straight-line basis over the vesting period. For the periods indicated below, employee share-based compensation expense was:

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
$313,707	$253,917	$543,562	$508,660

 As of June 30, 2012, there was unrecognized compensation expense of $2,307,204 related to outstanding stock options which is expected to be recognized over a weighted average period of approximately 2.1 years.

Warrants

In May 2012, the Company issued an aggregate of 1,250,000 warrants to two non-employee directors in recognition of their long-standing support of the Company.  The warrants were immediately vested and exercisable upon issuance, have an exercise price of $1.00 per share, and have a term of five years.  The fair value of the 1,250,000 warrants issued of $514,250, computed using the Black-Scholes valuation model. In addition, during the six months ended June 30, 2012, the Company issued 241,666 warrants to third parties with an exercise price of $1.00 and a fair of $79,749. The fair value of the warrants, mentioned above of $593,999, was recorded as a selling, general, and administrative expense during the six months ended June 30, 2012.

Warrants have generally been issued for terms of up to five years. Common stock warrants issued and outstanding during the six months ended June 30, 2012 are as follows:

	Shares	Weighted - Average Exercise Price
Outstanding, January 1, 2012	1,922,944	$0.43
Warrants issued	4,335,704	0.80
Outstanding, June 30, 2012	6,258,648	0.69

The assumptions used in calculating the fair value of warrants issued during the six months ended June 30, 2012, utilizing the Black-Scholes valuation model are as follows:

Dividend yield		0%
Expected Volatility	42.1%	-	49.0%
Risk free Interest rates	0.30%	-	0.93%
Expected lives (years)	1.9	-	5.0

9.   Changes in Contractual Commitments

Software License Agreement

Effective June 22, 2012, the Company and its ClearPoint system software development partner entered into an amendment (the “Software Amendment”) to the master services and licensing agreement (the “Master Software Agreement”) between the parties.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

The Company entered into the Master Software Agreement in July 2007 for the software development partner to develop on the Company’s behalf, based on the Company’s detailed specifications, a customized software solution for the Company’s ClearPoint system. The software development partner was in the business of providing software development and engineering services on a contract basis to a number of companies. In developing the Company’s ClearPoint system software, the software development partner utilized certain of its own pre-existing software code. Under the Master Software Agreement, the Company received a non-exclusive, worldwide license to that code as an integrated component of the Company’s ClearPoint system software. In return, the Company agreed to pay the software development partner a license fee for each copy of the ClearPoint system software that the Company distributes, subject to certain minimum license purchase commitments by the Company.

Pursuant to the Software Amendment, the Company agreed to issue the software development partner 1,500,000 shares of the Company’s common stock (1) in full payment and satisfaction of license fees owed to the software development partner in the amount of $612,500 for licenses previously purchased by the Company, (2) in full payment and satisfaction of all of the Company’s remaining minimum license purchase commitments from the software development partner in the amount of $962,500, and (3) in exchange for additional licenses provided by the software development partner to the Company valued at $87,500 based on the original terms of the Master Software Agreement. The Company applied guidance in ASC 505-50, Equity-Based Payments to Non-Employees, using the contractual value of the amounts owed and of the licenses acquired to measure and record the transaction. The portion of the licenses purchased by the Company that are not expected to be sold or placed in service during the next twelve months, in the amount of $1,137,500, have been recorded as a non-current asset, software license inventory

Key Personnel Incentive Program

The Company adopted its Key Personnel Incentive Program to provide a key consultant (who is a non-employee director of the Company) and a key employee (collectively, the “Participants”) with the opportunity to receive incentive bonus payments based on the performance of future services to the Company or upon a consummation of a transaction involving the sale of the Company. In June 2012, the Participants voluntarily and irrevocably relinquished their rights to receive, and the Participants discharged the Company from its obligations to make, any and all incentive bonus payments under the Key Personnel Incentive Program based on the performance of services.

Pursuant to the Key Personnel Incentive Program, in the event of a sale transaction, each of the Participants will be entitled to receive an incentive bonus payment equal to $1,000,000.  In addition, one of the Participants will also receive an incentive bonus payment equal to 1.4% of net proceeds from the sale transaction in excess of $50,000,000, but not to exceed $700,000.

Because the Company was discharged from any obligations to make incentive bonus payments related to performance of services under the Key Personnel Incentive Program, in June 2012 the Company reversed all amounts previously accrued for such service-based payments under the program. This resulted in a credit to reversal of R&D obligation of $882,537 for the amounts that had been accrued as research and development costs in 2010, 2011 and during the three months ended March 31, 2012 ($120,895 had been accrued during the three months ended March 31, 2012).

Employment Agreements

In June 2012 the Company entered into employment agreements (each, an “Employment Agreement,” and collectively, the “Employment Agreements”) with four of its executive officers (each, an “Executive,” and collectively, the “Executives”).  Among other provisions customary for agreements of this nature, the Employment Agreements provide for severance in the event of a termination without cause or if the Executive terminates his employment for good reason, as those terms are defined in each Employment Agreement. Likewise, the Employment Agreements provide for certain payments in connection with a change of control transaction.  The initial base salaries set forth in the Employment Agreements are the same as the base salaries for each of the Executives immediately prior to the execution of the Employment Agreements.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Six Months Ended June 30, 2012
(Unaudited)

10.   Subsequent Events

July 2012 Private Placement

In early July 2012, the Company entered into Securities Purchase Agreements (collectively, the “Purchase Agreement”) with certain investors (the “Investors”) for the private placement of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock, at a purchase price of $1.10 per unit  (the “Financing Transaction”).  Each unit consisted of one share of common stock and a warrant (an “Investor Warrant”) to purchase one-half share of common stock.  The pricing for the Financing Transaction was set by the Company on June 25, 2012. As part of the Financing Transaction, the Company also entered into Registration Rights Agreements with the Investors (collectively, the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the shares of common stock issued to the Investors under the Purchase Agreement and the shares of common stock that are issuable to the Investors upon exercise of the Investor Warrants.  The Company filed that registration statement on August 13, 2012.

In the Financing Transaction, the Company sold to the Investors approximately 5.5 million shares of common stock, together with Investor Warrants to purchase approximately 2.7 million shares of common stock, for aggregate gross proceeds of $6,000,000.  Each Investor Warrant is exercisable for five years from the date of issuance and has an exercise price of $1.45 per share, subject to adjustment as provided therein.  Non-employee directors of the Company invested a total of $269,980 in the Financing Transaction. The Company’s placement agent for the Financing Transaction, and its sub-placement agents, earned commissions of approximately $480,000 as well as warrants to purchase approximately 0.4 million shares of the Company’s common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have the same terms and conditions as the Investor Warrants, except that the Placement Agent Warrants have an exercise price of $1.10 per share. In connection with the Financing Transaction, the Company entered into registration rights agreements with the Investors pursuant to which the Company agreed to prepare and file a registration statement with the SEC under the Securities Act of 1933 (the “Securities Act”) covering the resale of the shares of common stock and the shares of common stock underlying the warrants that we issued in the financing.  The Company will bear the costs, including legal and accounting fees, associated with the registration of those shares.  Once the registration statement is filed, the Company will be required to use commercially reasonable efforts to have the registration statement declared effective as soon as practicable.  In the event the registration statement is not filed on or prior to the filing deadline set forth in the registration rights agreements, the registration statement is not declared effective by the SEC on or prior to the effectiveness deadline set forth in the registration rights agreements, or if the Company fails to continuously maintain the effectiveness of the registration statement (with certain permitted exceptions), the Company will incur certain liquidated damages to the Investors, up to a maximum amount of 6% of the investor’s investment in the Financing Transaction.

At June 30, 2012, the Company had received funds from prospective investors in the Financing Transaction totaling $989,520 associated with the Financing Transaction. However, the Company and these investors did not enter into a Securities Purchase Agreement until early July 2012.  Therefore, the $989,520 was reflected in the cash and cash equivalents balance and as a current liability classified as deposits in the Company’s June 30, 2012 condensed balance sheet.  The table below reflects, on a pro forma basis, the impact of the Financing Transaction on the Company’s condensed balance sheet as if it had occurred on June 30, 2012:

	As of June 30, 2012
		Pro Forma	Pro Forma
	Actual	Adjustment	As Adjusted
ASSETS
Cash	$1,222,955	$4,530,480	$5,753,435
All other assets	3,611,372	-	3,611,372
Total assets	$4,834,327	$4,530,480	$9,364,807

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities	$8,614,916	$(989,520)	$7,625,396
Long-term liabilities	6,952,945	-	6,952,945
Total liabilities	15,567,861	(989,520)	14,578,341

Common stock	422,735	54,545	477,280
Additional paid-in capital	54,385,943	5,465,455	59,851,398
Treasury stock	(1,679,234)	-	(1,679,234)
Accumulated deficit	(63,862,978)	-	(63,862,978)
Total stockholders' deficit	(10,733,534)	5,520,000	(5,213,534)
Total liabilities and stockholders' deficit	$4,834,327	$4,530,480	$9,364,807

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. In February 2011, we also obtained CE marking approval for the ClearPoint system, which enables us to sell the ClearPoint system in the European Union. Substantially all of our product revenues for 2011 and for the six months ended June 30, 2012 relate to sales of our ClearPoint system products.  We do not have regulatory clearance or approval to sell our ClearTrace system and, therefore, we have not generated revenues from sales of that product candidate. In 2008, we received licensing fees totaling $13.0 million from Boston Scientific for our MRI-safety technologies, which we used to finance our operations and internal growth. We have also financed our operations and internal growth through private placements of securities, borrowings and interest earned on the net proceeds from our private placements and the Boston Scientific licensing fees. Prior to 2008, we were a development stage enterprise. We have incurred significant losses since our inception in 1998 as we have devoted substantially all of our efforts to research and development. As of June 30, 2012, we had an accumulated deficit of $63.9 million. We may continue to incur significant operating losses as we commercialize our ClearPoint system products, continue to develop our product candidates and expand our business generally. We also expect that our general and administrative expenses will increase due to additional operational and regulatory costs and expenses associated with operating as a public company.

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

Cost of Product Revenues

Cost of product revenues primarily consists of the direct costs associated with the assembly and purchase of disposable and reusable components of our ClearPoint system which we have sold, and for which we have recognized the revenue in accordance with our revenue recognition policy. Cost of product revenues also includes the allocation of manufacturing overhead costs and depreciation of loaned systems, as well as write-offs of obsolete, impaired or excess inventory.

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing and prototyping of our ClearPoint system products and our product candidates. This includes: the salaries, travel and benefits of research and development personnel; materials and laboratory supplies used by our research personnel; consultant costs; sponsored contract research and product development with third parties; and licensing costs. We anticipate that over time our research and development expenses may increase as we: (1) continue our product development efforts for the ClearTrace system; (2) continue to develop enhancements to our ClearPoint system; and (3) expand our research to apply our technologies to additional product applications.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the six months ended June 30, 2012, from the critical accounting polices described in Amendment No. 2 to our Form 10 registration statement containing our audited financial statements for the year ended December 31, 2011, which we filed with the SEC on February 28, 2012.

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

	Three Months Ended June 30,		Percentage
($s in thousands)	2012	2011	Change
Revenues	$1,084	$723	50%
Cost of product revenues	157	30	423%
Research and development:
Research and development costs	486	1,059	(54)%
Reversal of R&D obligations	(883)	-	NM
Selling, general and administrative expenses	1,803	1,106	63%
Other expense:
Interest expense, net	(94)	(596)	(84)%
Other expense, net	(26)	(1)	NM
Net loss	(600)	(2,069)	71%

NM= not meaningful

Revenues. Revenues were $1.1 million for the three months ended June 30, 2012, compared to $723,000 for the same three month period in 2011, an increase of $361,000, or 50%.  License fee revenues related to our license agreements with Boston Scientific were $650,000 during both periods.  During the three months ended June 30, 2012, we recorded development service revenues of $142,000 related to development services we provided to a third party. We do not expect the development service revenues to be a long-term on-going source of revenues. Product revenues for the three months ended June 30, 2012 and 2011 were $291,000 and $73,000, respectively, an increase of $218,000 or 299%.  Approximately $87,000 of the product revenues for the three months ended June 30, 2012 relate to the sale of ClearPoint system reusable components, compared with none in the same three month period in 2011. Substantially all of the remaining product revenues for the three months ended June 30, 2012 and 2011, relate to sales of ClearPoint disposable products.  The increase in disposable product sales reflects an increasing number of ClearPoint procedures being performed as adoption of the ClearPoint system increases.

Cost of Product Revenues. Cost of product revenues was $157,000 for the three months ended June 30, 2012, compared to $30,000 for the same three month period in 2011, an increase of $127,000, or 423%. The increase in cost of product revenues was due mostly to the increase in product revenues, plus the change in our sales mix, and an increase of $32,000 in depreciation expense for loaned systems. Margins on the sale of our ClearPoint system disposable components are typically significantly higher than on the sale of the system’s reusable components, thus the change in sales mix had an unfavorable effect on gross margin.

Research and Development Costs.  Research and development costs were $486,000 for the three months ended June 30, 2012, compared to $1.1 million for the same three month period in 2011, a decrease of $573,000, or 54%.  The primary driver of the decrease was a reduction in sponsored research, mostly related to our ClearTrace system, as we incurred $231,000 in expenses during the three months ended June 30, 2011, and we funded no sponsored research during the same three month period in 2012.  In addition, we recorded a credit of ($97,000) during the three months ended June 30, 2012 related to sponsored research, as we negotiated with a research partner to reduce amounts previously invoiced to us, but not yet paid, in order to reflect an adjustment for work outlined in our agreement with the research partner that was not completed. We also experienced a decrease in research and development costs of $121,000 related to our Key Personnel Incentive Program as no expense was recorded for the three months ended June 30, 2012 (see the explanation of reversal of service-based obligation below). The remainder of the decrease relates mostly to scaled back spending on our ClearTrace system development program while we sought additional funding.

Reversal of R&D Obligation. For the three months ended June 30, 2012, we recorded a credit to expense of $883,000. This credit was recorded to reverse expenses previously accrued as research and development costs under our Key Personnel Incentive Program. The reversal occurred as a result of the program participants’ voluntary and irrevocable relinquishment, in June 2012, of their rights to receive any incentive bonus payments related to performance of services under the program and our corresponding discharge from our obligations to make any and all such service-based payments. Of the amount reversed, $121,000 of the expense had been recorded during the three months ended March 31, 2012, and the remaining amounts had been accrued as research and development costs in 2010 and 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.8 million for the three months ended June 30, 2012, compared with $1.1 million for the same three month period in 2011, an increase of $697,000, or 63%. The increase relates mostly to share-based compensation expense of $572,000 associated with warrants we issued in May 2012 to two non-employee directors to purchase 1.25 million shares of our common stock and additional warrants we issued to two research contributors and a long-time financial adviser to purchase 141,666 shares of our common stock. All of these warrants have an exercise price of $1.00 per share and immediately vested, the fair value of these warrants was computed using the Black-Scholes pricing model.  An increase in legal and accounting services, related to our becoming a public company, of $80,000 for the three months ended June 30, 2012 compared to the same three month period in 2011 also contributed to the increase in selling, general, and administrative expenses.  The remainder of the increase relates mostly to a $35,000 increase in employee stock option expense during the three months ended June 30, 2012, compared with the same three month period in 2011, as additional stock options were granted to employees and non-employee directors in April 2012.

Other Income (Expense), Net. Net interest expense for the three months ended June 30, 2012 was $94,000, compared with $596,000 for the same three month period in 2011, a decrease of $502,000, or 84%. The decrease relates to the conversion of convertible notes payable into shares of our common stock in February 2012, which notes payable were outstanding for all of 2011, as well as the February 2012 interest rate reduction from 10% to 0% on related party notes payable. Interest income was just over $1,000 during each period.

Net other expense for the three months ended June 30, 2012 was $26,000, compared with net other expense of $1,000 for the same three month period in 2011. Substantially all the expense reported in the three months ended June 30, 2012 relates to a loss due to the change in the fair value of our derivative liability.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

	Six Months Ended June 30,		Percentage
($s in thousands)	2012	2011	Change
Revenues	$2,064	$1,499	38%
Cost of product revenues	258	113	128%
Research and development:
Research and development costs	1,176	2,224	(47)%
Reversal of R&D obligations	(883)	-	NM
Selling, general and administrative expenses	3,143	2,341	34%
Other expense:
Interest expense, net	(2,418)	(1,137)	113%
Other expense, net	(25)	(4)	525%
Net loss	(4,074)	(4,320)	6%

NM= not meaningful

Revenues. Revenues were $2.1 million for the six months ended June 30, 2012, compared to $1.5 million for the same six month period in 2011, an increase of $565,000, or 38%.  License fee revenues related to our license agreements with Boston Scientific were $650,000 during both periods.  During the six months ended June 30, 2012, we recorded development service revenues of $251,000 related to development services we provided to a third party. Product revenues for the six months ended June 30, 2012 and 2011 were $513,000 and $199,000, respectively, an increase of $314,000 or 158%.  Approximately $87,000 of the product revenues during the six months ended June 30, 2012 relate to the sale of ClearPoint system reusable components, compared to $91,000 in the same six month period in 2011. Substantially all of the remaining product revenues for the six months ended June 30, 2012 and 2011 relate to sales of ClearPoint disposable products.  The increase in disposable product sales reflects an increasing number of ClearPoint procedures being performed as adoption of the ClearPoint system increases.

Cost of Product Revenues. Cost of product revenues was $258,000 for the six months ended June 30, 2012, compared to $113,000 for the same six month period in 2011, an increase of $145,000, or 128%. The increase in cost of product revenues was due mostly to the increase in product revenues and an increase of $67,000 in depreciation expense for loaned systems, which was driven by the higher number of loaned systems in the field for the six months ended June 30, 2012 compared with the same six month period in 2011. The 128% increase in cost of product revenues was less than the 158% increase in product revenues when comparing the six months ended June 30, 2012 with the same period in 2011, mostly due to sales mix as margins on the sale of our ClearPoint system disposable components are typically significantly higher than on the sale of the system’s reusable components. The sale of ClearPoint system reusable components represented 17% of product revenues for the six months ended June 30, 2012, compared with 46% for the same six month period in 2011.

Research and Development Costs.  Research and development costs were $1.2 million for the six months ended June 30, 2012, compared to $2.2 million for the same six month period in 2011, a decrease of $1.1 million, or 47%. The primary driver of the decrease was a reduction in sponsored research, mostly related to our ClearTrace system, as we incurred $461,000 in expenses during the six months ended June 30, 2011, and we funded no sponsored research during the same six month period in 2012.  In addition, we recorded a credit of ($97,000) during the six months ended June 30, 2012 related to sponsored research as we negotiated with a research partner to reduce amounts previously invoiced to us, but not yet paid, in order to reflect an adjustment for work outlined in our agreement with the research partner that was not completed. The remainder of the decrease relates mostly to scaled back spending associated with our ClearTrace system development program, with the related software development costs declining by $158,000 and consultant expenses decreasing by $147,000. We scaled back our ClearTrace development program spending while we were seeking additional funding. We also experienced a decrease in research and development costs of $121,000 related to our Key Personnel Incentive Program (see the explanation of reversal of service-based obligation below).

Reversal of R&D Obligation. For the six months ended June 30, 2012, we recorded a credit to expense of $883,000. This credit was recorded to reverse expenses previously accrued as research and development costs under our Key Personnel Incentive Program. The reversal occurred as a result of the program participants’ voluntary and irrevocable relinquishment, in June 2012, of their rights to receive any incentive bonus payments related to performance of services under the program, and our corresponding discharge from our obligations to make any and all such service-based payments. Of the amount reversed, $121,000 of the expense had been recorded during the three months ended March 31, 2012, and the remaining amounts had been accrued as research and development costs in 2010 and 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3.1 million for the six months ended June 30, 2012, compared with $2.3 million for the same six month period in 2011, an increase of $802,000, or 34%.  The increase relates mostly to share-based compensation expense of $572,000 associated with warrants we issued in May 2012 to two non-employee directors to purchase 1.25 million shares of our common stock and additional warrants we issued to two research contributors and a long-time financial adviser to purchase 141,666 shares of our common stock. All of these warrants have an exercise price of $1.00 per share and immediately vested, the fair value of these warrants was computed using the Black-Scholes pricing model.  An increase in legal and accounting services, related mostly to our becoming a public company, of $155,000 for the six months ended June 30, 2012 compared to the same three month period in 2011 also contributed to the increase in selling, general, and administrative expenses.  The remainder of the increase related mostly investor relations costs incurred in connection with our being a public company.

Other Income (Expense), Net. Net interest expense for the six months ended June 30, 2012, was $2.4 million, compared with $1.1 million for the same six month period in 2011, an increase of $1.3 million, or 126%. Accrued interest expense for the six months ended June 30, 2012 was $362,000, compared to $495,000 for the same six month period in 2011. The reduction in accrued interest was related to the conversion of convertible notes payable into shares of our common stock in February 2012, which notes payable were outstanding during the six months ended June 30, 2011. The remainder of the interest expense recorded during the six months ended June 30, 2012 was mostly related to the $1.9 million write-off of deferred debt issuance costs and unamortized debt discounts associated with the conversion of convertible notes payable into shares of our common stock in February 2012. The remainder of interest expense recorded during the six months ended June 30, 2011 related to amortization of debt discounts and deferred debt issuance costs. Interest income was approximately $3,000 during each six month period.

Net other expense for the six months ended June 30, 2012, was $25,000, compared with net other expense of $4,000 for the same six month period in 2011. Substantially all the expense reported in the six months ended June 30, 2012 relates to a loss due to the change in the fair value of our derivative liability.

Liquidity and Capital Resources

We received $13.0 million in licensing fees in 2008 under one of our agreements with Boston Scientific. We recognize revenue from these licensing fees over the estimated time period to complete our development work under the agreement. In addition, under the terms of the agreements, we could receive up to $20.8 million in future milestone-based payments, subject to our achievement of the milestones stipulated in the agreements and the issuance of certain patents licensed to Boston Scientific, of which there can be no assurance. In addition to payments received from Boston Scientific, we have financed our operations and internal growth almost exclusively through private placements of stock and borrowings. We have incurred significant losses since our inception in 1998. As of June 30, 2012, we had an accumulated deficit of $63.9 million. Our accumulated deficit resulted primarily from research and development activities and the costs to support such efforts as recorded in general and administrative costs.

During 2009, Boston Scientific loaned us $3.5 million pursuant to the terms of three convertible promissory notes. Each loan accrued interest at the rate of 10% per year, compounded annually, and each loan was scheduled to mature on the second anniversary of the date on which the funds were advanced. Effective February 2, 2012, we entered into a loan amendment with Boston Scientific which extended the maturity dates of each loan by three years and also reduced the interest rate of each loan from 10% to 0%, beginning February 2, 2012. As of February 2, 2012, the outstanding aggregate loan balance owed to Boston Scientific was $4.3 million. The Boston Scientific loans are secured by a first priority security interest in all of our assets. Under the terms of the loans, we will be required to prepay all or a portion of the loans upon the consummation of a qualified financing, which is any equity financing in which shares of our preferred stock are issued in exchange for cash proceeds. Upon consummation of a qualified financing from Medtronic, Inc., St. Jude Medical, Inc., or Johnson & Johnson, or any of their respective subsidiaries or affiliates, up to 100% of the cash proceeds from such qualified financing must be used to prepay the outstanding amount of the loans. Upon consummation of a qualified financing from any other investor, up to 25% of the cash proceeds from such qualified financing must be applied by us to prepay the outstanding amount of the loans. To date, we have not consummated a qualified financing. We can prepay each loan at any time prior to its respective maturity date. These loans are currently convertible, at the option of Boston Scientific, into 542,325 shares of our preferred stock, based on a current conversion price of $8.00 per share. Each such share of preferred stock would be convertible initially into one share of our common stock.  Alternatively, in the event we consummate a qualified financing, Boston Scientific could elect to convert its loans into shares of the preferred stock we issue in the qualified financing, based on a conversion price of $8.00 per share or the price per share paid by investors in the qualified financing, whichever is lower.

In March 2010, we issued 10% senior unsecured convertible notes in the aggregate principal amount of $4.1 million in a private placement. The notes were scheduled to mature two years from the date of issuance, unless earlier converted, and they accrued interest at the rate of 10% per year. When issued, the notes did not provide for conversion into shares of our common stock upon the effectiveness of a registration statement on Form 10. However, all of the note holders amended their notes to provide for the automatic conversion of their notes, including the principal and all accrued interest, into shares of our common stock upon the effectiveness of a registration statement on Form 10, based on a conversion price of $1.00 per share. We filed a registration statement on Form 10 in December 2011, which registration statement became effective in February 2012.  Upon effectiveness of that registration statement, these notes converted into 4,868,041 shares of our common stock.

In November 2010, we closed a private placement in which we sold units to existing stockholders and other existing investors in the company. The offering was structured to allow existing stakeholders to maintain their pro rata interest in the company. Each unit consisted of a junior secured note and one share of our common stock. In the aggregate, we issued 10,714,286 units and received proceeds of $3.0 million, meaning we issued 10,714,286 shares of common stock and promissory notes in the aggregate principal amount of $3.0 million. The notes mature in November 2020 and accrue interest at the rate of 3.5% per year. The notes are secured by a subordinated security interest in all our assets. The notes are not convertible into shares of our common stock or any other securities. All outstanding principal and interest on the notes will be due and payable in a single payment upon maturity.

In April 2011, we issued a 10% subordinated secured convertible note in the principal amount of $2.0 million to Brainlab AG. The note matures in April 2016, unless earlier converted, and it accrues interest at the rate of 10% per year. All outstanding principal and interest on the note will be due and payable in a single payment upon maturity. The note is secured by a security interest in all our assets. In the event we close a financing transaction in which we issue shares of our preferred stock and receive at least $10.0 million in net proceeds, the principal and accrued interest of Brainlab’s note will automatically convert into shares of the preferred stock issued in the financing, based on the lower of the price paid by investors in the financing or $0.60 per share, if the number of shares to be issued upon conversion represents at least 10% of our outstanding shares of stock on a fully diluted basis. If the number of shares that would be issued upon conversion represents less than 10% of our outstanding shares of stock on a fully diluted basis, the note will convert into the shares of preferred stock that are issued in the financing, based on the lower of the price paid by investors in the financing or $0.60 per share, only upon Brainlab’s election to convert. Brainlab’s note was amended as of February 23, 2012, to give Brainlab the option, at any time on or prior to February 23, 2013, to convert the principal and accrued interest under its note into shares of our common stock, based on a conversion price of $0.60 per share. At that conversion price, Brainlab would have received 3,745,370 shares of our common stock upon conversion of its note as of June 30, 2012.

In June through September 2011, we issued unsecured convertible notes in the aggregate principal amount of $1.3 million to six of our non-employee directors. The note holders also received common stock warrants to purchase 1,310,000 shares of our common stock. The notes were scheduled to mature two years from the date of issuance, unless earlier converted, and they accrued interest at 15% per year. The warrants were fully vested upon issuance, have a term of five years, and have an exercise price of $0.01 per share. When issued, the notes provided for conversion into shares of our common stock (i) upon consummation of an initial public offering, based on a conversion price equal to 60% of the public offering price, or (ii) upon consummation of a reverse merger of our company into a publicly held shell company, based on a conversion price equal to 60% of the fair market value of our common stock at the time of the merger. The notes were subsequently amended to provide for automatic conversion of the notes, including the principal and all accrued interest, into shares of our common stock upon the effectiveness of a registration statement on Form 10, based on a conversion price of $0.60 per share. These notes converted into 2,376,447 shares of our common stock upon the effectiveness of our Form 10 registration statement in February 2012.

In October 2011, we began a private placement of our securities in which we offered units, with each unit consisting of a 10% secured convertible note in the principal amount of $100,000 and a warrant to purchase 50,000 shares of our common stock. The private placement ended in February 2012.  The notes had a three year maturity, unless earlier converted, and they accrued interest at 10% per year. The notes were secured by a security interest in all our assets. The notes provided for automatic conversion, including the principal and all accrued interest, into shares of our common stock upon the effectiveness of a registration statement on Form 10, based on a conversion price of $0.60 per share. Likewise, a note holder could elect at any time to convert the note into shares of our common stock, based on a conversion price of $0.60 per share. The warrants were fully vested upon issuance, have a term of five years, and have an exercise price of $0.75 per share. We received gross proceeds of $5.4 million in connection with the unit offering. The placement agent and its sub-placement agents for the financing received, in the aggregate, cash fees in the amount of $543,050, as well as warrants to purchase an aggregate of 941,288 shares of our common stock at an exercise price of $0.60 per share. The notes issued in the unit offering converted into 9,153,248 shares of our common stock upon the effectiveness of our Form 10 registration statement. The warrants issued in the unit offering are exercisable for 2,715,250 shares of our common stock.

The table below summarizes the impact to our balance sheet and to shares outstanding of the conversions to common stock that occurred upon the effectiveness of our Form 10 registration statement, which occurred on February 27, 2012:

	Impact to Balance Sheet			Increase in
	Before	Impact of	After	Common Shares
	Conversions	Conversions	Conversions	Outstanding
(in 000s except for share amounts)
Impact on assets
Deferred costs	$799	$(799)	$-	-

Impact on liabilities and equity
Accrued interest on converted notes	$974	$(974)	$-	1,092,559
Summer 2011 Notes, net	904	(904)	-	2,183,334
March 2010 Notes, net	4,058	(4,058)	-	4,071,000
2011 Unit Offering Notes, net	4,367	(4,367)	-	9,050,834
Total impact on liabilities	10,304	(10,304)	-	16,397,727
Series A convertible preferred stock *	7,965	(7,965)	-	7,965,000
Additional paid-in capital and common stock	-	19,345	19,345	-
Accumulated deficit	-	(1,876)	(1,876)	-
Total impact on equity	7,965	9,505	17,470	7,965,000
Total impact on liabilities and equity	$18,269	$(799)	$17,470	24,362,727

* See Note 8 to the June 30, 3012 condensed financial statements.

Cash Flows

Cash activity for the six months ended June 30, 2012 and 2011 is summarized as follows:

	Six Months Ended June 30,
($s in thousands)	2012	2011
Cash used in operating activities	$(3,256)	$(3,479)
Cash used in investing activities	(81)	(2)
Cash provided by financing activities	4,414	2,501
Net increase (decrease) in cash and cash equivalents	$1,077	$(980)

Net cash used in operating activities for both six month periods primarily reflects the net loss for those periods, which was reduced in part by amortization, depreciation and share-based compensation expense, but which increased by change in deferred revenue.  Net cash used in operating activities for the six months ended June 30, 2012 also reflects a use of cash related to the $1.4 million reduction in accounts payable and accrued expenses we paid down certain outstanding balances with cash from our unit offering and cash from accounts receivable. Net cash used in operating activities for the six months ended June 30, 2011 also reflects a source of cash of $1.0 million related to an increase in accounts payable and accrued expenses. The losses for both periods resulted mostly from funding research and development activities and from incurring supporting selling, general and administrative expenses.

Net cash provided by financing activities for the six months ended June 30, 2012 relates to net proceeds from the unit offering we concluded in February 2012, and the $1.0 million we received in June 2012 in advance of the closing of a financing transaction in July 2012. Net cash provided by financing activities for the six months ended June 30, 2011 relates mostly to the proceeds from our issuance of a $2.0 million convertible note payable in April 2011 and $500,000 we received in June 2011 in a financing transaction in which we issued both convertible notes payable and warrants to purchase shares of our common stock.

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We could continue to incur substantial net losses for the next several years as we commercialize our ClearPoint system products, continue to develop the ClearTrace system, expand our corporate infrastructure and pursue additional applications for our technology platforms.

In early July 2012, we entered into securities purchase agreements with certain investors for the sale of shares of our common stock and warrants to purchase shares of our common stock in a private placement (the “July 2012 PIPE Financing”).  In the July 2012 PIPE Financing, we sold to the investors 5,454,523 shares of common stock, together with warrants to purchase 2,727,274 shares of common stock, for aggregate gross proceeds of $6.0 million. The warrants were fully vested upon issuance, expire five years from the date of issuance and have an exercise price of $1.45 per share. The placement agent and its sub-placement agents for the July 2012 PIPE Financing received, in the aggregate, cash fees in the amount of $480,000, as well as warrants to purchase an aggregate of 409,093 shares of our common stock at an exercise price of $1.10 per share. We are using the proceeds from the July 2012 PIPE Financing for working capital and general corporate purposes.  In connection with the July 2012 PIPE Financing, we entered into registration rights agreements with the investors pursuant to which we agreed to prepare and file a registration statement with the SEC under the Securities Act of 1933 (the “Securities Act”) covering the resale of the shares of common stock and the shares of common stock underlying the warrants that we issued in the financing.  We will bear the costs, including legal and accounting fees, associated with the registration of those shares.  We filed the registration statement on August 13, 2012 and we will use our commercially reasonable efforts to have the registration statement declared effective as soon as practicable.  In the event the registration statement is not declared effective by the SEC on or prior to the effectiveness deadline set forth in the registration rights agreements, or we fail to continuously maintain the effectiveness of the registration statement (with certain permitted exceptions), we will incur certain liquidated damages to the investors, up to a maximum amount of 6% of the investor’s investment in the July 2012 PIPE Financing.

As of June 30, 2012, we had $1.2 million in cash and cash equivalents, which included funds we received from prospective investors in our July 2012 PIPE Financing totaling $990,000. We did not enter into purchase agreements with these investors until early July; therefore, the $990,000 was reflected in cash and cash equivalents and as a current liability in our June 30, 2012 condensed balance sheet.  The table below reflects, on a pro forma basis, the impact of the July 2012 PIPE Financing on our condensed balance sheet as if it had occurred on June 30, 2012:

	As of June 30, 2012
(amounts in 000s )		Pro Forma	Pro Forma
	Actual	Adjustment	As Adjusted
ASSETS
Cash	$1,223	$4,530	$5,753
All other assets	3,611	-	3,611
Total assets	$4,834	$4,530	$9,364

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities	$8,615	$(990)	$7,625
Long-term liabilities	6,953	-	6,953
Total liabilities	15,568	(990)	14,578

Common stock	423	55	478
Additional paid-in capital	54,386	5,465	59,851
Treasury stock	(1,679)	-	(1,679)
Accumulated deficit	(63,863)	-	(63,863)
Total stockholders' deficit	(10,733)	5,520	(5,213)
Total liabilities and stockholders' deficit	$4,835	$4,530	$9,365

Our cash balances are typically held in a variety of interest bearing instruments, including interest bearing demand accounts and certificates of deposit. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. We believe that our existing cash resources (including the cash generated from the July 2012 PIPE Financing), together with cash generated from sales of our products, will be sufficient to meet our anticipated cash requirements through the first quarter of 2013. We anticipate that we will conduct another offering to sell additional equity or debt securities prior to the end of the first quarter of 2013 in order to meet our short-term cash requirements. The size of this offering will dictate the need and timing for additional financings to meet longer term liquidity requirements. The sale of additional equity and debt securities will likely result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We will require additional capital beyond our near term forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned commercialization, research and development activities, which could materially harm our business.

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

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to successfully commercialize our products and complete the development of our product candidates. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the cost and timing of expanding our sales, marketing and distribution capabilities and other corporate infrastructure;

•	the cost of establishing inventories;

•	the effect of competing technological and market developments;

•	the scope, rate of progress and cost of our research and development activities;

•	the achievement of milestone events under, and other matters related to, our agreements with Boston Scientific and Siemens;

•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

•	the cost and timing of any clinical trials;

•	the cost and timing of regulatory filings, clearances and approvals; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Contractual Obligations

Significant changes in our contractual obligations during the six months ended June 30, 2012 from the contractual obligations disclosed in the Amendment No. 2 to Form 10 registration statement, which we filed with the SEC on February 28, 2012, are described below.  In addition, as described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operation–Liquidity and Capital Resources,” during the six months ended June 30, 2012 certain convertible notes payable converted into shares of our common stock upon the effectiveness of the Form 10 registration statement.

Software License Agreement

Effective June 22, 2012, we entered into an agreement (the “Amendment”) with our software development partner for our ClearPoint system to amend the master services and license agreement between us (the “Master Agreement”).

We entered into the Master Agreement in July 2007 for the software development partner to develop on our behalf, based on our detailed specifications, a customized software solution for our ClearPoint system. The software development partner was in the business of providing software development and engineering services on a contract basis to a number of companies. In developing the ClearPoint system software, the software development partner utilized certain of its own pre-existing software code. Under the Master Agreement, we received a non-exclusive, worldwide license to that code as an integrated component of the ClearPoint system software. In return, we agreed to pay the software development partner a license fee for each copy of the ClearPoint system software distributed, subject to certain minimum license purchase commitments.

Pursuant to the Amendment, we agreed to issue the software development partner 1,500,000 shares of our common stock (1) in full payment and satisfaction of license fees owed to the software development partner in the amount of $613,000 for licenses we previously purchased, (2) in full payment and satisfaction of all our remaining minimum license purchase commitments under the Master Agreement in the amount of $963,000, and (3) in exchange for additional licenses provided by the software development partner to us valued at $88,000 based on the original terms of the Master Agreement.

Key Personnel Incentive Program

We adopted our Key Personnel Incentive Program to provide a key consultant (who is a non-employee director of the Company) and a key employee (collectively, the “Participants”) with the opportunity to receive incentive bonus payments based on the performance of future services for us or upon a consummation of a transaction involving the sale of the company. In June 2012, the Participants voluntarily and irrevocably relinquished their rights to receive, and the Participants discharged us from our obligations to make, any and all incentive bonus payments related to performance of services under the Key Personnel Incentive Program.

Pursuant to the Key Personnel Incentive Program, in the event of a sale transaction, each of the Participants will be entitled to receive an incentive bonus payment equal to $1,000,000.  In addition, one of the Participants will also receive an incentive bonus payment equal to 1.4% of net proceeds from the sale transaction in excess of $50,000,000, but not to exceed $700,000.

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

ITEM 4.                 CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2012, we had an accumulated deficit of approximately $63,863,000. The accumulated deficit has resulted principally from costs incurred in our research and development efforts and general operating expenses. We have incurred significant losses in each year since our inception in 1998. Net losses were approximately $4,074,000 for the six months ended June 30, 2012, approximately $8,311,000 for the year ended December 31, 2011, approximately $9,454,000 for the year ended December 31, 2010, and approximately $7,159,000 for the year ended December 31, 2009. We may continue to incur significant operating losses as we continue to invest capital in the sales and marketing of our products, development of our product candidates and our business generally. We also expect that our general and administrative expenses will increase due to additional operational and regulatory burdens associated with operating as a public company.

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

We expect that sales of our ClearPoint system will account for the vast majority of our revenues for at least the next several years. Our ClearPoint system may not gain broad market acceptance unless we continue to convince physicians, hospitals and patients of its benefits. Moreover, even if physicians and hospitals understand the benefits of our ClearPoint system, they still may elect not to use our ClearPoint system for a variety of reasons, such as the shift in location of the procedure from the operating room to the MRI suite, increased demand for the MRI suite, and the familiarity of the physician with other devices and approaches.

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

The Patient Protection and Affordable Care Act enacted on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 enacted on March 30, 2010, or, together, the Affordable Care Act, includes a number of provisions that will likely result in more coordination between hospitals and physicians resulting in the alignment of financial incentives between hospitals and physicians to control hospital costs. On June 28, 2012, the United States Supreme Court announced its decision upholding the Affordable Care Act, with the exception of the provision that would have forced states that did not comply with Medicaid expansion potentially to forfeit all of their Medicare funding.  Most significantly, the Affordable Care Act provides for the establishment of a Medicare shared savings program, which went into effect in 2012, whereby Medicare will share certain savings realized in the delivery of services to Medicare beneficiaries with accountable care organizations, which may be organized through various different legal structures between hospitals and physicians. Other payment reform provisions in the Affordable Care Act include pay-for-performance initiatives, payment bundling and the establishment of an independent payment advisory board. We expect that the overall result of such payment reform efforts and the increased coordination among hospitals and physicians will be voluntary reductions in the array of choices currently available to physicians with respect to diagnostic services, medical supplies and equipment. Such a reduction in physician choices may also result in hospitals reducing the overall number of vendors from which they purchase supplies, equipment and products. The Affordable Care Act may limit the acceptance and availability of our products, which could have an adverse effect on our financial results and business.

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

Among other things, the Affordable Care Act will ultimately increase the overall pool of persons with access to health insurance in the United States, at least in those states that expand their Medicaid programs. Although such an increase in covered lives should ultimately benefit hospitals, the Affordable Care Act also includes a number of cuts in Medicare reimbursement to hospitals that may take effect prior to the time hospitals realize the financial benefit of a larger pool of insured persons. Those cuts in Medicare reimbursement could adversely impact the operations and finances of hospitals, reducing their ability to purchase medical devices, such as our products. Further, Congress has not yet addressed in a comprehensive and permanent manner the pending reduction in Medicare payments to physicians under the sustainable growth rate formula, which if not resolved will likely result in an overall reduction in physicians willing to participate in Medicare.

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

We have CE marking approval to market our ClearPoint system in the European Union, which subjects us to rules and regulations in the European Union relating to our products. As part of our product development and regulatory strategy, we also intend to market our ClearPoint system in other foreign jurisdictions. There are a number of risks associated with conducting business internationally, including:

•	differences in treatment protocols and methods across the markets in which we expect to market our ClearPoint system;

•	requirements necessary to obtain product reimbursement;

•	product reimbursement or price controls imposed by foreign governments;

•	difficulties in compliance with foreign laws and regulations;

•	changes in foreign regulations and customs;

•	changes in foreign currency exchange rates and currency controls;

•	changes in a specific country’s or region’s political or economic environment;

•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or foreign governments; and

•	negative consequences from changes in tax laws.

Any of these risks could adversely affect our financial results and our ability to operate outside the United States, which could harm our business.

The Affordable Care Act and other payment and policy changes may have a material adverse effect on us.

In addition to the reimbursement changes discussed above, the Affordable Care Act will also impose a 2.3% excise tax on the sale of any taxable human medical device after December 31, 2012, subject to certain exclusions, by the manufacturer, producer or importer of such devices. The total cost to the industry is expected to be approximately $20 billion over ten years. This new and significant tax burden could have a material negative impact on the results of our operations and the operations of our strategic partners. Further, the Affordable Care Act encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device acquisitions and the consolidation of medical device suppliers used by hospitals. While passage of the Affordable Care Act may ultimately expand the pool of potential end-users of our ClearPoint system, the above-discussed changes could adversely affect our financial results and business.

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

Federal healthcare reform continues to be a political issue, and it is unclear how the federal election may ultimately impact the effects of the Affordable Care Act. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the United States healthcare industry may lower reimbursements for our ClearPoint system, reduce medical procedure volumes and adversely affect our business, possibly materially.

We may not realize the anticipated benefits from our collaborative agreement with Siemens regarding the ClearTrace system.

In May 2009 we entered into a co-development agreement with Siemens with respect to the development of the hardware and MRI software necessary for the ClearTrace system.  Under our agreement, Siemens is responsible for developing the software for the ClearTrace system, and we are responsible for developing the catheters and other hardware, other than the MRI scanner and workstation.  Development efforts are ongoing, and there can be no assurance that development efforts will be successful or that development of the ClearTrace system hardware and MRI software will be completed. Development efforts for the ClearTrace system have been impacted by our focus on the commercialization of our ClearPoint system.

The agreement requires us to pay Siemens up to approximately $2,500,000 for Siemens’ successful development of the software. As of June 30, 2012, we had paid Siemens $1,070,000 and, in addition, we had accrued payables of approximately $304,000.  Once the software for the ClearTrace system is commercially available, Siemens will pay us a fixed amount for each software license sold by Siemens until we recoup our investment in the software. However, if Siemens does not successfully commercialize the software, or if our agreement with Siemens is terminated, we may not recover our investment in the software.

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

These companies enjoy significant competitive advantages over us, including:

•	broad product offerings, which address the needs of physicians and hospitals in a wide range of procedures;

•	greater experience in, and resources for, launching, marketing, distributing and selling products, including strong sales forces and established distribution networks;

•	existing relationships with physicians and hospitals;

•	more extensive intellectual property portfolios and resources for patent protection;

•	greater financial and other resources for product research and development;

•	greater experience in obtaining and maintaining FDA and other regulatory clearances or approvals for products and product enhancements;

•	established manufacturing operations and contract manufacturing relationships; and

•	significantly greater name recognition and more recognizable trademarks.

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

The medical device industry has historically been subject to extensive litigation over product liability claims. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or in adequate amounts. A product liability claim, regardless of its merit or eventual outcome could result in:

•	decreased demand for our products;

•	injury to our reputation;

•	diversion of management’s attention;

•	significant costs of related litigation;

•	payment of substantial monetary awards by us;

•	product recalls or market withdrawals;

•	a change in the design, manufacturing process or the indications for which our marketed products may be used;

•	loss of revenue; and

•	an inability to commercialize product candidates.

We may not realize the anticipated benefits from our license and development agreements with Boston Scientific.

We entered into license and development agreements with Boston Scientific with respect to our MRI-safety technologies. We are working with Boston Scientific to incorporate our MRI-safety technologies into Boston Scientific’s implantable medical leads for cardiac and neuromodulation applications. There is no assurance that the development efforts will be successful or that patents will issue on any patent applications we licensed to Boston Scientific, in which case we would not receive future milestone payments or royalties provided for under our agreements with Boston Scientific. Further, Boston Scientific has no obligation to include our licensed intellectual property in its products or product candidates. Even if Boston Scientific incorporates our licensed intellectual property into its product candidates, Boston Scientific may be unable to obtain regulatory clearance or approval or successfully commercialize the related products, in which case we would not receive royalties in the amounts that we currently anticipate. To our knowledge, our licensed intellectual property has not been incorporated into any of the Boston Scientific's currently commercialized products.

Risks Related to our Need for Financing

We may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

At June 30, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $1,223,000 and $145,000, respectively, and stockholders’ deficit of approximately $10,734,000 and $21,843,000, respectively. In addition, we had a net loss for the six months ended June 30, 2012 of approximately $4,074,000, a net loss for the year ended December 31, 2011 of approximately $8,311,000, a cumulative net loss from inception through June 30, 2012 of approximately $63,863,000, and a negative working capital position at June 30, 2012 of approximately $6,206,000.  In view of these matters, our ability to continue as a going concern is dependent upon our ability to generate additional financing sufficient to commercialize our products, support our research and development activities and obtain future regulatory clearances or approvals, and ultimately to generate revenues sufficient to cover all costs.

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

We will require additional capital in order to continue to establish effective marketing and sales capabilities for our ClearPoint system and to conduct the research and development and regulatory clearance and approval activities necessary to bring the ClearTrace system to market. Although our operating plans may change, and we may need additional funds sooner than anticipated to meet our operational needs and capital requirements, we believe our existing cash resources (including the cash generated from the July 2012 PIPE financing), together with cash generated from sales of our products, will be sufficient to meet our anticipated liquidity requirements through the first quarter of 2013. Prior to the end of the first quarter of 2013, we plan to commence an offering to sell additional equity or debt securities in order to meet our short-term cash requirements. The size of this offering will dictate the need and timing for additional financings to meet longer term liquidity requirements.

Additional funds may not be available when we need them or on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may take actions that negatively impact the commercialization of our ClearPoint system, or terminate or delay the development of the ClearTrace system.

Our future funding requirements will depend on many factors, including:

•	the cost and timing of expanding our sales, marketing and distribution capabilities and other corporate infrastructure;

•	the cost of establishing product inventories;

•	the effect of competing technological and market developments;

•	the scope, rate of progress and cost of our research and development activities;

•	the achievement of milestone events under, and other matters related to, our agreements with Boston Scientific and Siemens;

•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

•	the cost and timing of clinical trials;

•	the cost and timing of regulatory filings, clearances and approvals; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

As of July 31, 2012, our portfolio included 11 wholly-owned issued United States patents (including one design patent), 26 wholly-owned pending United States patent applications (including two provisional applications), seven co-owned issued United States patents, eight co-owned pending United States patent applications, eight wholly-owned issued foreign patents, 40 wholly-owned pending foreign patent applications (including five Patent Cooperation Treaty applications), 13 co-owned issued foreign patents and 17 co-owned pending foreign patent applications. In addition, as of July 31, 2012, we had licensed rights to 14 United States and 15 foreign third-party issued patents, and we had licensed rights to six United States and 11 foreign third-party pending patent applications. United States patents and patent applications may be subject to interference proceedings and United States patents may be subject to reissue and reexamination proceedings in the United States Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination and opposition proceedings may be costly and time consuming, and we, or the third parties from whom we license intellectual property, may be unsuccessful in such proceedings. Thus, any patents that we own or license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may not result in patents being issued or may have claims that do not cover our products or product candidates. Even if any of our pending or future patent applications are issued, they may not provide us with adequate protection or any competitive advantages. Our ability to develop additional patentable technology is also uncertain.

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

If we lose access to critical third-party software that is integrated into our ClearPoint system software, our costs could increase and sales of our ClearPoint system could be delayed, potentially hurting our competitive position.

We received a non-exclusive, worldwide license from a third party to certain software code that is integrated into the software component of our ClearPoint system.  In return, we agreed to pay the third party a license fee for each copy of the ClearPoint system software that we distribute, subject to certain minimum license purchase commitments which we have satisfied.  Our agreement with the third party continues through July 2015. If we do not extend the agreement, we will not be able purchase additional licenses after July 2015, which could impede our ability to commercialize our ClearPoint system until equivalent software could be identified, licensed or developed, and integrated into the software component of our ClearPoint system. These delays, if they occur, could harm our business, operating results and financial condition.

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

If we fail to meet any of those requirements while our loans from Boston Scientific are outstanding, we will be required to assign Boston Scientific title to the patents and patent applications that we own and that we license to Boston Scientific. However, upon any such assignment to Boston Scientific, Boston Scientific will grant us an exclusive, royalty-free, perpetual worldwide license to the same patents and patent applications in all fields of use outside neuromodulation and implantable medical leads for cardiac applications. As of July 31, 2012, our licensing arrangements with Boston Scientific included six wholly owned issued United States patents, three wholly owned pending United States patent applications, eight wholly owned issued foreign patents, six wholly owned pending foreign patent applications, seven co-owned issued United States patents, eight co-owned pending United States patent applications, 13 co-owned issued foreign patents and 17 co-owned pending foreign patent applications.

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

We are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. Government regulations and foreign requirements specific to medical devices are wide ranging and govern, among other things:

•	design, development and manufacturing;

•	testing, labeling and storage;

•	product safety;

•	marketing, sales and distribution;

•	premarket clearance or approval;

•	recordkeeping procedures;

•	advertising and promotions;

•	recalls and field corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; and

•	product export.

We are subject to ongoing FDA requirements, including: required submissions of safety and other post-market information; manufacturing facility registration and device listing requirements; compliance with FDA’s medical device current Good Manufacturing Practice regulations, as codified in the Quality System Regulation, or QSR; requirements regarding field corrections and removals of our marketed products; reporting of adverse events and certain product malfunctions to the FDA; and numerous recordkeeping requirements. If we or any of our collaborators or suppliers fail to comply with applicable regulatory requirements, a regulatory agency may take action against us, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or orders for the repair or replacement of our marketed products or refunds;

•	recall, detention or seizure of our marketed products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying requests for 510(k) clearances or PMA approvals of new products or modified products;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted; or

•	refusing to grant export approval for our marketed products.

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

•
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

•
Federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other federally- funded healthcare programs that are false or fraudulent, or are for items or services not provided as claimed, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices. Changes to the Federal false claims law enacted as part of the Affordable Care Act will likely increase the number of whistleblower cases brought against providers and suppliers of health care items and services.

•
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

•
State and foreign law equivalents and analogues of each of the above federal laws, such as anti-kickback and false claims laws and the Foreign Corrupt Practices Act, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, or when physicians are employees of a foreign government entity.

•
The Affordable Care Act imposes certain reporting obligations on manufacturers of drugs, devices and biologics. Specifically, on March 31, 2013, and on the 90th day of each calendar year thereafter, these manufacturers must report all payments or other transfers of value to or on behalf of a physician or teaching hospital by such manufacturers as well as any ownership or investment interest held by physicians in such manufacturers. On December 19, 2011, CMS issued proposed regulations to implement this so-called “Sunshine” provision of the Affordable Care Act. The proposed regulations suggest that we will be subject to such data collecting, reporting and public disclosure obligation. Data collecting obligations were scheduled to commence on the effective date of final regulations, which were expected in 2012 with reporting obligations beginning on March 31, 2013. However, on May 18, 2012, eight members of the U.S. House of Representatives sent a letter to Acting CMS Administrator, Marilyn Tavenner, requesting that implementation of the "Sunshine" provisions be delayed until the appropriate congressional committees of jurisdiction are given a chance to review the proposed rule and its anticipated impact. CMS has not yet responded to this letter and as such, it is unclear when the implementation of these provisions will occur. Violations of the reporting requirements are subject to civil monetary penalties, capped at $150,000 annually for failing to report, and $1,000,000 for knowingly failing to report. Reported data will be made publicly available by September 30, 2013.

•
The Affordable Care Act also grants the Office of Inspector General additional authority to obtain information from any individual or entity to validate claims for payment or to evaluate the economy, efficiency or effectiveness of the Medicare and Medicaid programs, expands the permissible exclusion authority to include any false statements or misrepresentations of material facts, enhances the civil monetary penalties for false statements or misrepresentation of material facts, and enhances the Federal Sentencing Guidelines for those convicted of Federal healthcare offenses.

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

We may from time to time have agreements with physicians that could be scrutinized or could be subject to reporting requirements in the future, including consulting contracts in which we compensate physicians for various services, which could include:

•	keeping us informed of new developments in their respective fields of practice;

•	advising us on our research and development projects related to their respective fields;

•	advising us on improvements to methods, processes and devices related to their respective fields (such as advice on the development of prototype devices);

•	assisting us with the technical evaluation of our methods, processes and devices related to their respective fields;

•	advising us with respect to the commercialization of products in their respective fields; and

•	providing training and other similar services on the proper use of our products.

The Affordable Care Act mandates increased transparency of arrangements between physicians and medical device companies, which we expect will increase our overall cost of compliance. We believe that this increased transparency will also result in a heightened level of government scrutiny of the relationships between physicians and medical device companies. While we believe that all of our arrangements with physicians comply with applicable law, the increased level of scrutiny, coupled with the expanded enforcement tools available to the government under the Affordable Care Act, may increase the likelihood of a governmental investigation. If we become subject to such an investigation, our business and operations would be adversely affected even if we ultimately prevail because the cost of defending such investigation would be substantial. Moreover, companies subject to governmental investigations could lose both overall market value and market share during the course of the investigation.

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

We may be subject to privacy and data protection laws governing the transmission, use, disclosure, security and privacy of health information which may impose restrictions on technologies and subject us to penalties if we are unable to fully comply with such laws.

Numerous federal, state and international laws and regulations govern the collection, use, disclosure, storage and transmission of patient-identifiable health information. These laws include:

•
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

•
The federal Health Information Technology for Economic and Clinical Health Act, or HITECH, which was enacted in February 2009, strengthens and expands the HIPAA Privacy and Security Rules and its restrictions on use and disclosure of patient identifiable health information, including imposing liability on business associates of “covered entities”.

•	Both HITECH and most states have data breach laws that necessitate the notification in certain situations of a breach that compromises the privacy or security of personal information.

•	Other federal and state laws restricting the use and protecting the privacy and security of patient information may apply, many of which are not preempted by HIPAA.

•
Federal and state consumer protection laws are being applied increasingly by the United States Federal Trade Commission, or FTC, and state attorneys’ general to regulate the collection, use, storage and disclosure of personal or patient information, through websites or otherwise, and to regulate the presentation of website content.

•	Other countries also have, or are developing, laws governing the collection, use and transmission of personal or patient information.

•	Federal and state laws regulating the conduct of research with human subjects.

We are required to comply with federal and state laws governing the transmission, security and privacy of patient identifiable health information that we may obtain or have access to in connection with manufacture and sale of our marketed products. We do not believe that we are a HIPAA covered entity because we do not submit electronic claims to third-party payors, but there may be limited circumstances in which we may operate as a business associate to covered entities if we receive patient identifiable data through activities on behalf of a healthcare provider. We may be required to make costly system modifications to comply with the HIPAA privacy and security requirements that will be imposed on us contractually through business associate agreements by covered entities and directly under HITECH provisions that became effective in February 2010. Because the final regulatory changes to the HIPAA regulations required as part of HITECH have not yet been released, we are unable to predict what the impact on our business may be. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against business associates is now greater. Enforcement actions can be costly and interrupt regular operations which may adversely affect our business.

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

We adopted the Cardiac EP Business Participation Plan to provide Dr. Nassir Marrouche, who is a key product development advisor, with financial rewards in the event that we sell our business operations relating to catheter-based MRI-guided cardiac ablation to treat cardiac arrhythmias, which we refer to as our cardiac EP business operations. If we sell our cardiac EP business operations or our entire company, we will be required to make a payment to Dr. Marrouche which is calculated as a percentage of the purchase price paid for, or allocated to, our cardiac EP business operations.

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

If we do not effectively manage our growth, we may be unable to successfully market and sell our products or develop our product candidates.

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. In order to achieve our business objectives, we must continue to grow. However, continued growth presents numerous challenges, including:

•	expanding our sales and marketing infrastructure and capabilities;

•	expanding our assembly capacity and increasing production;

•	implementing appropriate operational and financial systems and controls;

•	improving our information systems;

•	identifying, attracting and retaining qualified personnel in our areas of activity; and

•	hiring, training, managing and supervising our personnel.

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

Risks Related to Our Shares of Common Stock

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

The shares of our common stock may trade infrequently and in low volumes on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume. Even if we come to the attention of such institutionally oriented persons, they may be risk-averse in this environment and could be reluctant to follow a company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. As a result, investors could lose all or part of their investment.

Our stock price is below $5.00 per share and is treated as a “penny stock”, which places restrictions on broker-dealers recommending the stock for purchase.

Our common stock is defined as “penny stock” under the Exchange Act and the rules adopted under the Exchange Act. The SEC has adopted rules that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

•	broker-dealers must deliver, prior to the transaction, a disclosure schedule prepared by the SEC relating to the penny stock market;

•	broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative;

•	broker-dealers must disclose current quotations for the securities; and

•
a broker-dealer must furnish its customers with monthly statements disclosing recent price information for all penny stocks held in the customer’s account and information on the limited market in penny stocks.

Additional sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. If our common stock remains subject to these penny stock rules these disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result, fewer broker-dealers may be willing to make a market in our stock, which could affect a stockholder’s ability to sell their shares.

Our common stock is quoted on the OTC Bulletin Board, and our stock price could be volatile.

Our common stock is currently quoted on the OTC Bulletin Board. This market lacks the credibility of established stock markets and is characterized by larger gaps between bid and ask prices. Stocks quoted on the OTC Bulletin Board have traditionally experienced significant price and volume fluctuations that often are unrelated or disproportionate to the operating performance of a company traded in such market. Regardless of our actual operating performance, the market price for our common stock may materially decline from time to time. There can be no assurance that you will be able to sell your stock at a time when the market price is greater than what you paid. If a large volume of our shares of common stock is posted for sale, it will likely cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.

We recently filed a registration statement with the SEC covering certain outstanding shares of our common stock and shares of our common stock underlying certain warrants held by some of our existing securityholders.  Upon the effectiveness of that registration statement, all of the shares of our common stock covered by the registration statement will be freely transferable, unless held by an affiliate of ours.  In addition to the shares of our common stock covered by that registration statement, as of July 31, 2012, approximately 32.0 million of our outstanding shares are freely transferable or may be publicly resold pursuant to Rule 144 under the Securities Act.  Of those shares, approximately 9.8 million shares are held by our affiliates and approximately 22.2 million shares are held by non-affiliates of the company.  In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company.  A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144.  Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements.  Any substantial sale of common stock pursuant to the registration statement, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply.  Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

Our directors, executive officers and principal stockholders and their respective affiliates have substantial control over us and could delay or prevent a change in corporate control.

As of July 31, 2012, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, 26.1% of our common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

•
permit our Board of Directors to issue shares of preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change in our control;

•	provide that the authorized number of directors may be changed only by resolution of the Board of Directors;

•
provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

•
provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice;

•
do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);

•
provide that special meetings of our stockholders may be called only by the chairman of the Board of Directors, our Chief Executive Officer or by the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•
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

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to divert attention from product commercialization and development and to devote substantial resources and time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are working with our independent legal and accounting advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate control, disclosure controls and procedures and financial reporting and accounting systems, including requirements under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act.  Despite recent reforms as a result of the enactment of the JOBS Act, we will incur costs associated with our public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the securities exchange on which our stock trades, particularly after we are no longer an emerging growth company. We will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors, our board committees or as executive officers.

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

In May 2012, we issued to five individuals warrants to purchase an aggregate of 1,391,666 shares of our common stock at an exercise price of $1.00 per share, which included warrants we issued to two non-employee directors to purchase an aggregate of 1,250,000 shares of our common stock.  Each of the warrants has a five year term.

In May 2012, we entered into a service agreement with a third party service provider, pursuant to which we agreed to issue the service provider warrants to purchase up to 270,000 shares of our common stock at an exercise price of $1.00 per share, as partial compensation for services rendered.  Through June 30, 2012, we issued the service provider warrants to purchase 90,000 shares of our common stock.  Any warrants we issue to the service provider under the service agreement will expire in May 2014, to the extent such warrants are not earlier exercised.

In June 2012, we issued a third party provider of software development services 1,500,000 shares of our common stock (i) in full payment and satisfaction of license fees we owed the software developer in the amount of $612,500 for licenses we previously purchased, (ii) in full payment and satisfaction of all of our remaining minimum license purchase commitments in the amount of $962,500 under our agreement with the software developer, and (iii) in exchange for additional licenses from the software developer valued at $87,500.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described above by virtue of Section 4(2) of the Securities Act and/or Rule 506 of Regulation D. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising and each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

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

Date: August 14, 2012

MRI INTERVENTIONS, INC.

By:	/s/ Kimble L. Jenkins
Kimble L. Jenkins
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David W. Carlson
David W. Carlson
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the purchasers named therein (2)

3.4	Form of Subscription Agreement for 10% Secured Convertible Promissory Note Due 2014 (3)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen of Common Stock Certificate (4)

4.3	Form of 10% Senior Unsecured Convertible Note Due 2012 (3)

4.4
Form of Junior Secured Promissory Note Due 2020, as amended by that certain Omnibus Amendment dated as of April 5, 2011, as further amended by that certain Second Omnibus Amendment dated as of October 14, 2011 (5)

4.5	10% Subordinated Secured Convertible Note Due 2016 issued to Brainlab AG, as amended (5)

4.6	Form of Unsecured Convertible Promissory Note Due 2013, as amended (3)

4.7	Form of 10% Secured Convertible Promissory Note Due 2014 (3)

4.8	Form of Amendment to 10% Senior Unsecured Convertible Note Due 2012 (3)

4.9	Form of Warrant issued to purchasers in the July 2012 private placement to purchase shares of common stock of MRI Interventions, Inc. (6)

10.1+	1998 Stock Option Plan (3)

10.2+	2007 Stock Incentive Plan (3)

10.3+	Amended and Restated Key Personnel Incentive Program (3)

10.4+	2010 Incentive Compensation Plan (3)

10.5+	2010 Non-Qualified Stock Option Plan (3)

10.6
Junior Security Agreement by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of November 5, 2010, as amended by that certain First Amendment dated April 5, 2011, and as further amended by that certain Second Amendment dated October 14, 2011 (3)

10.7	Security Agreement by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of October 14,2011 (3)

10.8+	Form of Indemnification Agreement (3)

10.9†
License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 20, 1998, as amended by that certain Amendment to License Agreement dated as of January 15, 2000, and as further amended by that certain Addendum to License Agreement entered into on or around December 7, 2004 (3)

10.10†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around December 7, 2006 (3)

10.11†
Technology License Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008 (6)

10.12†
System and Lead Development and Transfer Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Amendment No. 1 dated May 31, 2006, as further amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008 (6)

10.13†	Technology License Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc. (3)

10.14†	Development Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc. (3)

10.15†	Cooperation and Development Agreement, dated as of May 4, 2009, by and between SurgiVision, Inc. and Siemens Aktiengesellschaft, Healthcare Sector (6)

10.16+	Consulting Agreement with Dr. Paul Bottomley (5)

10.17†	Co-Development and Distribution Agreement dated as of April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG, as amended by that certain First Amendment dated as of July 18, 2011 (6)

10.18†	Master Security Agreement dated April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG (3)

10.19†	Patent License Agreement – Nonexclusive entered into on or around April 27, 2009 by and between SurgiVision, Inc. and National Institutes of Health (3)

10.20†	Master Services and Licensing Agreement dated as of July 20, 2007 by and between SurgiVision, Inc. and Cedara Software Corp., as amended by that certain First Amendment dated January 18, 2011 (6)

10.21†	Exclusive License Agreement entered into on or around June 30, 2008 by and between SurgiVision, Inc. and The Johns Hopkins University (3)

10.22†	Exclusive License Agreement entered into on or around June 30, 2008 by and between SurgiVision, Inc. and The Johns Hopkins University (3)

10.23†	Exclusive License Agreement entered into on or around June 30, 2008 by and between SurgiVision, Inc. and The Johns Hopkins University (3)

10.24	Loan Agreement dated as of October 16, 2009 by and between SurgiVision, Inc. and Boston Scientific Corporation (3)

10.25†	Patent Security Agreement dated as of October 16, 2009 by and between SurgiVision, Inc. and Boston Scientific Corporation (3)

10.26†
Research Agreement by and between SurgiVision, Inc. and The University of Utah entered into on or around July 2, 2007, as amended by that certain First Amendment to the Research Agreement entered into on or around January 8, 2008, as further amended by that certain Second Amendment to the Research Agreement dated April 24, 2009, as further amended by that certain Third Amendment to the Research Agreement dated May 1, 2009, as further amended by that certain Fourth Amendment to the Research Agreement entered into on or around February 25, 2010, as further amended by that certain Fifth Amendment to the Research Agreement dated December 31, 2010, and as further amended by that certain Sixth Amendment to the Research Agreement dated November 28, 2011 (6)

10.27
Lease Agreement, dated as of April 21, 2008, by and between Shaw Investment Company, LLC and Surgi-Vision, Inc., as amended by that certain Amendment to Lease dated January 20, 2011, as further amended by that certain Amendment to Lease dated March 26, 2012 (1)

10.29+	SurgiVision, Inc. Cardiac EP Business Participation Plan (3)

10.30+	Cardiac EP Business Participation Plan Award Agreement, dated June 3, 2010, by and between SurgiVision, Inc. and Nassir F. Marrouche (3)

10.31+	Amended and Restated Key Personnel Incentive Award Agreement, dated June 2, 2010, by and between SurgiVision, Inc. and Paul A. Bottomley (3)

10.32+	Key Personnel Incentive Award Agreement, dated June 2, 2010, by and between SurgiVision, Inc. and Paul A. Bottomley (3)

10.33+	Amended and Restated Key Personnel Incentive Award Agreement, dated June 2, 2010, by and between SurgiVision, Inc. and Parag V. Karmarkar (3)

10.34+	MRI Interventions, Inc. 2012 Incentive Compensation Plan (4)

10.35+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Incentive Stock Option Agreement (4)

10.36+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement (4)

10.37†	Amendment No. 1 to Loan Agreement Secured Convertible Promissory Notes and Patent Security Agreement effective February 2, 2012, between MRI Interventions, Inc. and Boston Scientific Corporation (6)

10.38†
Omnibus Amendment No. 3 to Technology License Agreement and System and Lead Development and Transfer Agreement effective February 2, 2012, between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation (6)

10.39	Separation Agreement, dated as of May 8, 2012, by and between John Keane and MRI Interventions, Inc. (7)

10.40+	Employment Agreement, dated as of June 19, 2012, by and between Kimble L. Jenkins and MRI Interventions, Inc. (8)

10.41+	Employment Agreement, dated as of June 19, 2012, by and between Peter G. Piferi and MRI Interventions, Inc. (8)

10.42+	Employment Agreement, dated as of June 19, 2012, by and between David W. Carlson and MRI Interventions, Inc. (8)

10.43+	Employment Agreement, dated as of June 19, 2012, by and between Oscar L. Thomas and MRI Interventions, Inc. (8)

10.44†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc. (9)

10.45	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the purchasers named therein (2)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32**
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS***	XBRL Instance

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation

101.DEF***	XBRL Taxonomy Extension Definition

101.LAB***	XBRL Taxonomy Extension Labels

101.PRE***	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**
This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***
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

+	Indicates management contract or compensatory plan.

†
Confidential treatment granted under Rule 24b-2 under the Securities Exchange Act of 1934. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the confidential treatment request.

(1)	Incorporated by reference to the Company's Form 10-Q filed with the SEC on May 11, 2012.

(2)	Incorporated by reference to the Company's Form 8-K filed with the SEC on July 6, 2012.

(3)	Incorporated by reference to the Company's registration statement on Form 10 filed with the SEC on December 28, 2011.

(4)	Incorporated by reference to Amendment No. 1 to the Company's registration statement on Form 10 filed with the SEC on February 9, 2012.

(5)	Incorporated by reference to Amendment No. 2 to the Company's registration statement on Form 10 filed with the SEC on February 28, 2012.

(6)	Incorporated by reference to Amendment No. 3 to the Company's registration statement on Form 10 filed with the SEC on March 15, 2012.

(7)	Incorporated by reference to the Company's Form 8-K filed with the SEC on May 14, 2012.

(8)	Incorporated by reference to the Company's Form 8-K filed with the SEC on June 21, 2012.

(9)	Incorporated by reference to the Company's Form 8-K filed with the SEC on June 26, 2012.