Form 10-Q
period 2012-09-30
MRI INTERVENTIONS, INC.
filed 2012-11-14
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 8, 2012, there were 48,018,000 shares of common stock outstanding.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of Part II and elsewhere in this Quarterly Report) and the following:

•	demand and market acceptance of our products;

•	our ability to successfully expand our sales and marketing capabilities;

•	product quality or patient safety issues, which could lead to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	our dependence on collaborative relationships and licensing arrangements;

•	our ability to successfully complete the development of, and to obtain regulatory clearance or approval for, future products, including our current product candidates;

•	sufficiency of our cash resources to maintain planned commercialization efforts and research and development programs;

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

•	our ability to enforce our patent rights or patents of third parties preventing or restricting the manufacture, sale or use of affected products or technology; and

•	any impact of the commercial and credit environment on us and our customers and suppliers.

MRI INTERVENTIONS, INC.
Condensed Balance Sheets
 (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$3,787,252	$145,478
Accounts receivable	186,054	401,580
Inventory	939,744	968,818
Prepaid expenses and other current assets	129,873	19,773
Total current assets	5,042,923	1,535,649
Property and equipment, net	1,281,730	1,218,830
Software license inventory	1,137,500	-
Deferred costs	-	214,469
Other assets	31,400	61,481
Total assets	$7,493,553	$3,030,429
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,535,348	$4,037,168
Accrued compensation	347,947	1,011,413
Accrued interest	-	971,733
Other accrued liabilities	1,305,622	2,015,046
Derivative liability	7,439	-
Related party deferred revenue	2,046,374	2,600,000
Convertible notes payable, net of unamortized discount of $117,405 at December 31, 2011	-	3,953,595
Total current liabilities	6,242,730	14,588,955

Related party deferred revenue	-	1,396,374
Related party accrued interest	-	799,102
Other accrued liabilities	498,474	209,143
Related party convertible notes payable, net of unamortized discount of $0 and $432,706 at September 30, 2012 and December 31, 2011, respectively	4,338,601	4,377,294
Convertible notes payable, net of unamortized discount of $0 and $316,610 at September 30, 2012 and December 31, 2011, respectively	2,000,000	3,308,390
Junior secured notes payable, net of unamortized discount of $2,808,977 and $2,805,686 at September 30, 2012 and December 31, 2011, respectively	191,023	194,314
Total liabilities	13,270,828	24,873,572
Commitments and contingencies (Notes 5, 8 and 9)	-	-
Stockholders' deficit:
Series A convertible preferred stock; $.01 par value; 8,000,000 shares authorized, 7,965,000 shares issued and outstanding at December 31, 2011	-	7,965,000
Common stock, $.01 par value; at September 30, 2012, 100,000,000, 48,168,760, and 47,842,930 shares authorized, issued, and outstanding, respectively; at December 31, 2011, 70,000,000 16,410,820, and 16,084,990 shares authorized, issued, and outstanding, respectively	481,687	164,108
Additional paid-in capital	60,357,805	31,495,593
Treasury stock, at cost, 325,830 common shares	(1,679,234)	(1,679,234)
Accumulated deficit	(64,937,533)	(59,788,610)
Total stockholders' deficit	(5,777,275)	(21,843,143)
Total liabilities and stockholders' deficit	$7,493,553	$3,030,429

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Statements of Operations
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Related party license revenues	$650,000	$650,000	$1,950,000	$1,950,000
Service revenues	163,381	-	414,115	-
Product revenues	318,447	504,902	831,472	703,983
Total revenues	1,131,828	1,154,902	3,195,587	2,653,983
Costs and operating expenses:
Cost of product revenues	133,371	308,020	391,797	421,357
Research and development:
Research and development costs	573,562	909,910	1,749,253	3,133,635
Reversal of R&D obligation (see Note 9)	-	-	(882,537)	-
Selling, general, and administrative	1,441,934	1,367,644	4,585,082	3,709,120
Total costs and operating expenses	2,148,867	2,585,574	5,843,595	7,264,112
Operating loss	(1,017,039)	(1,430,672)	(2,648,008)	(4,610,129)
Other income (expense):
Other income (expense), net	21,112	480	(3,513)	(2,431)
Interest income	7,200	425	10,180	3,218
Interest expense	(85,828)	(705,839)	(2,507,582)	(1,846,164)
Net loss	$(1,074,555)	$(2,135,606)	$(5,148,923)	$(6,455,506)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.02)	$(0.13)	$(0.14)	$(0.41)
Weighted average shares outstanding:
Basic and diluted	47,531,093	16,041,240	37,807,188	15,919,249

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Statement of Stockholders’ Deficit
Nine Months Ended September 30, 2012
 (Unaudited)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balances, January 1, 2012	7,965,000	$7,965,000	16,084,990	$164,108	$31,495,593	$(1,679,234)	$(59,788,610)	$(21,843,143)
Employee share-based compensation	-	-	-	-	842,644	-	-	842,644
Beneficial conversion feature of convertible notes payable	-	-	-	-	383,204	-	-	383,204
Warrants issued with convertible notes payable	-	-	-	-	383,204	-	-	383,204
Fair value of warrants issued to placement agents and subagents	-	-	-	-	237,299	-	-	237,299
Conversion of convertible notes and accrued interest into common stock	-	-	16,397,727	163,977	11,216,232	-	-	11,380,209
Conversion of Series A preferred stock into common stock	(7,965,000)	(7,965,000)	7,965,000	79,650	7,885,350	-	-	-
Non-employee share based compensation	-	-	-	-	808,636	-	-	808,636
Common stock issued in exchange for settlement of software license obligations	-	-	1,500,000	15,000	1,647,500	-	-	1,662,500
July 2012 unit offering	-	-	5,454,523	54,545	5,461,950	-	-	5,516,495
Exercise of options and warrants	-	-	440,690	4,407	(3,807)	-	-	600
Net loss for the nine months ended September 30, 2012	-	-	-	-	-	-	(5,148,923)	(5,148,923)
Balances, September 30, 2012	-	$-	47,842,930	$481,687	$60,357,805	$(1,679,234)	$(64,937,533)	$(5,777,275)

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(5,148,923)	$(6,455,506)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and license amortization	309,987	249,203
Share-based compensation	1,651,280	757,200
Loss on change in fair value of derivative liability	7,439	-
Amortization and write-off of debt issuance costs and original issue discounts (see Note 8)	2,056,552	1,042,097
Increase (decrease) in cash resulting from changes in:
Accounts receivable	215,526	(198,537)
Inventory	(237,057)	40,720
Prepaid expenses and other current assets	(110,100)	9,838
Other assets	16,581	20,000
Accounts payable and accrued expenses	(2,018,300)	1,682,172
Related party deferred revenue	(1,950,000)	(1,950,000)
Net cash flows from operating activities	(5,207,015)	(4,802,813)
Cash flows from investing activities:
Purchases of property and equipment	(93,256)	(16,655)
Net cash flows from investing activities	(93,256)	(16,655)
Cash flows from financing activities:
Net proceeds from issuance of convertible notes	3,424,950	3,310,000
Net proceeds from PIPE financing	5,516,495	-
Proceeds from warrant exercise	600	2,250
Net cash flows from financing activities	8,942,045	3,312,250
Net change in cash and cash equivalents	3,641,774	(1,507,218)
Cash and cash equivalents, beginning of period	145,478	1,577,314
Cash and cash equivalents, end of period	$3,787,252	$70,096

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$26,274	$-

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

•
ClearPoint reusable components were transferred from inventory to loaned systems, which is a component of property and equipment, with costs of $266,131 and $348,455 during the nine months ended September 30, 2012 and 2011, respectively.

•
In June 2012, the Company issued 1,500,000 shares of its common stock in exchange for settlement of accounts payable of $612,500 and the purchase of software licenses in the amount of $1,050,000 (see Note 9).

See accompanying notes.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
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

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) have been prepared on a basis consistent with the Company’s December 31, 2011 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The condensed financial statements have been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States (“GAAP”). These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in Amendment No. 2 to the Company’s Registration Statement on Form 10 (“Form 10”) filed with the SEC on February 28, 2012. The accompanying condensed balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine month periods ended September 30, 2012 may not be indicative of the results to be expected for the entire year or any future periods.

Liquidity and Management’s Plans

Since inception, the Company has financed its activities principally from the sale of equity securities, borrowings, and license arrangements.   In July 2012, the Company completed a private offering (see Note 8) in which it sold securities for net proceeds of approximately $5,516,000. The Company intends to fund its future commercialization and development activities and its working capital needs largely from existing cash on hand, borrowings and/or from the sale of equity securities until funds provided by operations are sufficient to meet working capital requirements. Management believes that the Company’s existing cash resources together with cash generated from sales of products, will be sufficient to meet anticipated cash requirements through the first quarter of 2013. There can be no assurance that the Company will be successful in meeting its financing requirements on reasonably commercial terms, or at all, or that the Company will generate revenues sufficient to cover its costs.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. For the nine month period ended September 30, 2012 and for the years ended December 31, 2011 and 2010, the Company incurred net losses of $5,148,923, $8,311,410, and $9,454,235, respectively, and the cumulative net loss since the Company’s inception through September 30, 2012 is $64,937,533. In view of these matters, the ability of the Company to continue as a going concern is dependent upon its ability to generate additional financing sufficient to commercialize its  developed products, support its research and development activities and obtain future regulatory clearances or approvals, and ultimately to generate revenues sufficient to cover all costs.

In December 2011, the Company filed a Form 10 with the SEC to register the Company’s common stock as a class of equity securities under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 27, 2012, the Form 10 became effective.  As such, the Company became a public reporting company subject to the periodic reporting requirements of the Exchange Act.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
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

The table below reflects the carrying values and the estimated fair values of the Company’s outstanding notes payable at September 30, 2012:

	Carrying Value	Estimated Fair Value
Related party BSC convertible notes payable	$4,338,601	$3,553,042
Convertible note payable	2,000,000	2,000,000
Junior secured notes payable	191,023	1,875,042

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

Inventory

Inventory is carried at the lower of cost (first-in, first-out (“FIFO”) method) or net realizable value. All items included in inventory relate to the Company’s ClearPoint system. Software license inventory that is not expected to be utilized within the next twelve months is classified as a non-current asset.  The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potential obsolete items.

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

(1) Sales of ClearPoint system reusable components - When selling directly to end customers, revenues related to sales of ClearPoint system reusable components are recognized upon installation of the system and the completion of training of at least one of the customer’s physicians, which typically occurs concurrently with the system installation. When selling to a distributor, revenues related to sales of ClearPoint system reusable components are recognized at the time risk of loss passes. ClearPoint system reusable components include software. This software is incidental to the utility of the ClearPoint system as a whole, and as such, the provisions of ASC 985-605, Software Revenue Recognition, are not applicable. ClearPoint system reusable component sales were approximately $118,000 and $435,000 during the nine months ended September 30, 2012 and 2011, respectively.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
(Unaudited)

(2) Sales of ClearPoint disposable products - Revenues from the sale of ClearPoint disposable products utilized in procedures performed using the ClearPoint system are recognized at the time risk of loss passes, which is generally at shipping point or delivery to the customer’s location, based on the specific terms with that customer.

(3) License and development arrangements - The Company analyzes revenue recognition on an agreement by agreement basis as discussed below.

•
Related Party Revenue Recognition under BSC Neuro Agreement (Note 5) - The Company analyzed whether the components of the arrangement represent separate units of accounting as defined by GAAP. Application of these standards requires subjective determinations and requires management to make judgments about the value of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship. The Company determined it does not have clear and objective evidence of fair value of the various elements of the agreement and, therefore, under GAAP regarding Multiple-Element Arrangements, the deliverables are being treated as one unit of accounting.

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

•
Related Party Revenue Recognition under BSC Cardiac Agreement (Note 5) - The Company analyzed whether the components of the arrangement represent separate units of accounting as defined by GAAP. Application of these standards requires management to make subjective judgments about the value of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship. The Company determined it does not have clear and objective evidence of fair value of the various elements of the agreement and, therefore, under GAAP regarding Multiple-Element Arrangements, the deliverables are being treated as one unit of accounting.

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

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
(Unaudited)

Amounts to be received related to substantive, performance-based milestones in research and development arrangements will be recognized upon receipt. Future product royalty income related to the agreement will be recognized as the related products are sold and amounts are due to the Company.

•
Service Revenues - In September 2011, the Company entered into an agreement to provide development services to a third party.  Under this agreement, the Company earns revenue equal to costs incurred for outside expenses related to the development services provided, plus actual direct internal labor costs (including the cost of employee benefits),  plus an overhead markup of the direct internal labor costs incurred.  Revenue is recognized in the period in which the Company incurs the related costs. During the nine months ended September 30, 2012, the Company recorded service revenues of approximately $404,000 related to this agreement. From time to time, the Company may also perform development services for other third parties evidenced by either a development agreement or a purchase order. During the nine months ended September 30, 2012, the Company recorded revenues totaling $10,000 for such services.

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss attributable to common  stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. For all periods presented, diluted net loss per share is the same as basic net loss per share. The following table sets forth potential shares of common stock that are not included  in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	As of September 30,
	2012	2011
Stock options	6,132,127	3,687,477
Warrants	8,945,247	1,520,986
Shares under convertible note agreements	4,371,029	4,529,043
	19,448,403	9,737,506

Share-Based Compensation

The Company accounts for compensation for all arrangements under which employees and others receive shares of stock or other equity instruments (including options and warrants) in accordance with ASC 718, Compensation – Stock Compensation. Under ASC 718, the fair value of each award is estimated and amortized as compensation expense over the requisite service period. The fair value of the Company’s share-based options and warrants is estimated on the grant date using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated option term and risk-free interest rate during the expected term. To estimate the expected term, the Company utilizes the “simplified” method for “plain vanilla” options as discussed within the SEC’s Staff Accounting Bulletin 107 (“SAB 107”). The Company believes that all factors listed within SAB 107 as pre-requisites for utilizing the simplified method are true for the Company and for the Company’s share-based compensation arrangements. The Company intends to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available.

The Company utilizes risk-free interest rates based on a zero-coupon U.S. treasury instrument, the term of which is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
(Unaudited)

Fair Value Determination of Privately-Held Equity Securities

Determining the fair value of privately held stock requires making complex and subjective judgments. Prior to the time the Company’s common stock was publicly traded, the Company used the income approach, the market approach, and the probability weighted expected return method to estimate the value of the enterprise for the dates on which securities were issued/granted and outstanding. The income approach was based on estimated future cash flows that utilized the Company’s forecasts of revenue and costs. The assumptions underlying the revenue and cost estimates were consistent with the Company’s business plan. The market approach was based on recent sales of the Company’s common stock in privately negotiated transactions between stockholders, the once anticipated initial public offering (“IPO”) price of the Company’s common stock, or conversion terms negotiated with holders of convertible securities issued by the Company. When the Company began the process of preparing for its IPO, it began to utilize the probability weighted expected return method, which was based on identifying the most likely liquidity events for the Company, the probability of each occurring, and the equity values for each after applying different percentages to the likelihood of the different values assigned to each anticipated outcome of those events. Once the Company’s planned IPO was withdrawn in the third quarter of 2010, the Company reverted to using the income and market approaches previously discussed. The assumptions used in each of the different valuation methods take into account certain discounts such as selecting the appropriate discount rate and control and lack of marketability discounts. The discount rates used in these valuations ranged from 22% to 35%. The discounts for lack of marketability ranged from 15% to 35% and the discount for lack of control ranged from 20% to 30%. If different discount rates or lack of marketability and control discounts had been used, the valuations would have been different. The enterprise value under each valuation method was allocated to preferred and common shares taking into account the enterprise value available to all stockholders and allocating that value among the various classes of stock based on the rights, privileges, and preferences of the respective classes in order to provide an estimate of the fair value of a share of the Company’s common stock. There is inherent uncertainty in these estimates.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the presentation of comprehensive income that increases comparability between GAAP and International Financial Reporting Standards (“IFRS”). This guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Public entities are required to apply this guidance for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance during the nine months ended September 30, 2012, and the adoption of this guidance had no impact on the Company’s results of operations or financial position and is not expected to have an impact on the Company’s future results of operations or financial position.

In May 2011, the FASB issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This update changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance was effective for annual periods beginning after December 15, 2011 (the 2012 fiscal year) and should be applied prospectively. As this guidance was only disclosure related, it did not have any effect on the carrying value of the assets or liabilities on the balance sheet as of September 30, 2012.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
(Unaudited)

3.     Inventory

Inventory consists of the following as of:

	September 30, 2012	December 31, 2011
Work in process	$437,488	$454,366
Software	397,000	467,000
Finished goods	105,256	47,452
Inventory included in current assets	939,744	968,818
Software license inventory	1,137,500	-
	$2,077,244	$968,818

4.     Property and Equipment

Property and equipment consist of the following as of:

	September 30, 2012	December 31, 2011

Equipment	1,017,634	$934,253
Furniture and fixtures	105,376	106,054
Leasehold improvements	157,236	157,236
Computer equipment and software	108,285	101,482
Loaned systems	990,106	723,975
	2,378,637	2,023,000
Less accumulated depreciation and amortization	(1,096,907)	(804,170)
Total property and equipment, net	1,281,730	$1,218,830

Depreciation and amortization expense for property and equipment for the nine months ended September 30, 2012 and 2011 was $296,487 and $236,536, respectively. The Company may loan the reusable components of a ClearPoint system to a customer to perform procedures using ClearPoint disposable products which are purchased from the Company. Accordingly, the $990,106 and $723,975 of loaned systems at September 30, 2012 and December 31, 2011, respectively, represent the historical cost of ClearPoint reusable components transferred from inventory to property and equipment. Depreciation on loaned ClearPoint systems is computed using the straight-line method based on an estimated useful life of five years. At September 30, 2012 and December 31, 2011, accumulated depreciation on loaned systems was $197,439 and $73,846, respectively.

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

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
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

The Company did not receive any up-front license payments pursuant to the BSC Neuro Agreement. In addition to other potential payments under the agreement as described above, the Company could receive over $500,000 in incentive payments for incremental development work, but only if and to the extent BSC Neuro requests the Company to perform such work. The BSC Neuro Agreement requires specified milestones in the development of an MRI-safe implantable lead to be achieved by December 31, 2012. If the milestones are not achieved by that date and this failure is not the result of BSC Neuro’s failure to reasonably cooperate with the Company in pursuing the milestones, the Company will be required to repay BSC Neuro certain amounts, including any development expenses and milestone payments previously made to the Company under this agreement and any patent prosecution costs incurred by BSC Neuro with respect to the intellectual property licensed under this agreement. As of September 30, 2012, the Company has received approximately $750,000 of payments from BSC Neuro which would be subject to the repayment obligation described above. In addition, the Company would be responsible to reimburse BSC Neuro for out-of-pocket costs incurred by BSC Neuro in prosecuting patent applications and maintaining issued patents for the licensed technologies. As discussed in Note 2, Revenue Recognition, all amounts received have been recorded as deferred revenue.

BSC Cardiac Agreement

Effective March 19, 2008, the Company entered into definitive license and development agreements (collectively, the “BSC Cardiac Agreement”) with Cardiac Pacemakers, Inc. (“BSC Cardiac”), an affiliate of BSC. Under the BSC Cardiac Agreement, the Company granted BSC Cardiac an exclusive commercial license with respect to certain of the Company’s owned and licensed intellectual property rights, in the field of implantable medical leads for cardiac applications, to make, have made, use, promote, market, import, distribute, lease, sell, offer for sale and commercialize products in the licensed field of use. The Company is required to continue to investigate the feasibility of its technology and, upon successful completion of feasibility studies, to work with BSC Cardiac to develop this technology for different types of MRI-compatible and MRI-safe implantable cardiac leads.

Pursuant to the BSC Cardiac Agreement, in addition to prospective royalty payments on net sales of licensed products, the Company received non-refundable licensing fees totaling $13,000,000 in 2008, and the Company could receive up to $20,000,000 in future milestone-based payments associated with the successful development and regulatory approval of the implantable cardiac leads, subject to certain patents being issued on patent applications licensed to BSC Cardiac. The Company initially recorded the payment of up-front licensing fees as deferred revenue and is recognizing revenue over the five year estimated period of continuing involvement (see Note 2, Revenue Recognition). The Company determined the five-year estimated period of continuing involvement based upon the Company’s internal development plan and projected timeline for the different implantable cardiac leads. The Company reevaluates its estimated remaining period of continuing involvement at each reporting period, and any changes will be incorporated into the determination of revenue recognition on a prospective basis.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
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

6.     Related Party Notes Payable

Related Party BSC Convertible Notes Payable

In October 2009, the Company entered into a convertible note payable arrangement with BSC. During October, November and December 2009, the Company borrowed an aggregate of $3,500,000 from BSC under this arrangement pursuant to three convertible notes payable (the “BSC Notes”). These borrowings accrued interest at 10% per year and were scheduled to mature on the second anniversary of the date on which the funds were advanced.  Effective February 2, 2012, the Company entered into a loan modification with BSC (also see Note 5) pursuant to which (i) interest accrued under each of the BSC Notes as of February 2, 2012 was added to the principal balance of the note, (ii) beginning February 2, 2012, the interest rate of each of the BSC Notes was reduced from 10% per year to 0%, and (iii) the maturity date of each of the BSC Notes was extended by three years (until October through December 2014).  As of February 2, 2012, the outstanding aggregate loan balance, including principal and interest, owed to BSC was $4,338,601.  Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the loan modification was considered a “Troubled Debt Restructuring.” However, because the total future cash payments required under the new terms of the BSC Notes were not reduced from what was owed at the time of the loan modification, no gain was recorded under Troubled Debt Restructuring accounting.

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

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
(Unaudited)

The Company analyzed the terms of the conversion feature of the BSC Notes under ASC Topic 815, Derivatives and Hedging, and determined, based upon the conversion price reset provision, that the conversion feature should be accounted for as a derivative liability (see Note 2, Summary of Significant Accounting Policies – Fair Value Measurements). Under this guidance the conversion feature was initially measured at fair value upon the issuance of the BSC Notes and has been adjusted to the current fair value at the end of each reporting period. Changes in fair value are recorded in other income (expense) in the related statements of operations. The Company calculated the fair value of this derivative liability utilizing the Black-Scholes pricing model. The assumptions used in calculating the fair value of the derivative liability using this model were as follows:

	September 30, 2012	December 31, 2011
Dividend yield	0%	0%
Expected volatility	42.47%	46.58%
Risk free interest rate	0.27%	0.25%
Expected remaining term (years)	2.1	0.15
Common stock price	$2.12	$0.60

The Company recognized a loss in its statements of operations of $7,439 during the three and nine months ended September 30, 2012 as the fair value of the derivative liability was $7,439 at September 30, 2012, and nil at December 31, 2011. The fair value of the derivative liability was measured using Level 2 inputs at September 30, 2012 and Level 3 inputs for all reporting periods prior to 2012.

Related Party 2011 Unsecured Convertible Notes Payable

In June through September 2011, the Company issued unsecured convertible notes (the “Summer 2011 Notes”) in the aggregate amount of $1,310,000 to six non-employee directors of the Company. The note holders also received warrants to purchase 1,310,000 shares of the Company’s common stock in the aggregate. The Summer 2011 Notes had two-year maturities and accrued interest at 15% per year. The warrants were fully vested upon issuance, have a term of two years, and have an exercise price of $0.01 per share. The original terms of the Summer 2011 Notes provided for automatic conversion of the notes into shares of the Company’s common stock upon consummation of an initial public offering of shares of the Company’s common stock, based on a conversion price equal to 60% of the public offering price. In addition, the original terms of the Summer 2011 Notes provided for optional conversion of the notes, at the election of the note holder, upon consummation of a reverse merger of the Company into a public shell company, based on a conversion price equal to 60% of the fair market value of the Company’s common stock at the time of the merger. The Summer 2011 Notes were amended in December 2011 to provide for automatic conversion of the principal and all accrued interest into shares of the Company’s common stock upon the effectiveness of a Form 10 filed by the Company with the SEC under the Exchange Act, based on a conversion price of $0.60 per share. Upon the effectiveness of the Company’s Form 10 on February 27, 2012, all of the Summer 2011 Notes, representing an aggregate of $1,425,865 in principal and accrued interest, were converted into 2,376,447 shares of the Company’s common stock.  In conjunction with the conversion of the Summer 2011 Notes, the Company applied the guidance in ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), and wrote-off the unamortized discount of $405,602 associated with the relative fair value of the warrants, which were issued with the Summer 2011 Notes, against additional paid-in capital.

The table below summarizes related party notes payable at:

	September 30, 2012	December 31, 2011

BSC Notes - principal	$4,338,601	$3,500,000
Summer 2011 Notes - principal	-	1,310,000
Total related party notes payable - principal	4,338,601	4,810,000
BSC Notes - unamortized discount	-	-
Summer 2011 Notes - unamortized discount	-	(432,706)
Total related party notes payable - unamortized discount	-	(432,706)
BSC Notes - net	4,338,601	3,500,000
Summer 2011 Notes - net	-	877,294
Total related party notes payable - net	$4,338,601	$4,377,294

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
(Unaudited)

7.     Convertible Notes Payable

 2010 Unsecured Convertible Notes Payable

In March 2010, the Company issued 10% senior unsecured convertible notes (the “March 2010 Notes”) in the aggregate principal amount of $4,071,000. The original terms of the March 2010 Notes provided for a mandatory conversion feature upon the closing of an initial public offering of the Company’s common stock that would automatically convert the outstanding principal amount of the notes into shares of the Company’s common stock at the lesser of $8.00 per share or 80% of the public offering price, subject to a minimum $4.00 per share conversion price. In addition, the original terms of the March 2010 notes permitted note holders to convert the outstanding principal into shares of the Company’s common stock at any time, based on a conversion price of $8.00 per share, subject to certain adjustments. The March 2010 Notes were scheduled to mature in March 2012. All accrued interest was to be paid in cash upon the earlier of maturity or conversion. In late 2011 and early 2012, all of the March 2010 Notes were amended to provide for automatic conversion of the outstanding principal and accrued interest into shares of the Company’s common stock on the effective date of a Form 10 filed by the Company with the SEC under the Exchange Act, based on a conversion price of $1.00 per share. Upon the effectiveness of the Company’s Form 10 on February 27, 2012, all of the March 2010 Notes, representing an aggregate of $4,868,017 in principal and accrued interest, were converted into 4,868,041 shares of the Company’s common stock.  In conjunction with the conversion of the March 2010 Notes, the Company applied the guidance in ASC 470-20 and charged to interest expense the associated unamortized discount of $13,500 and the unamortized deferred offering costs of $13,883.

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

Utilizing guidance in ASC 470-20, the Company initially allocated the proceeds from the sale of the units on a relative fair value basis between the convertible notes and the warrants issued. Using the relative fair value of the notes, an effective conversion price was determined which resulted in a beneficial conversion feature (“BCF”). The fair value of the warrants was calculated using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 49%, a risk free interest rate of 0.93% and an expected life of five years. The relative fair value of the warrants issued and the intrinsic value of the BCF, which were $383,204 each for the units issued in 2012, were recorded as increases to additional paid-in capital and a discount to the carrying value of the 2011 Unit Offering Notes. Management estimated the fair value of the Company’s common stock to be $0.60 per share at the time the 2011 Unit Offering Notes were issued, and management believed the 10% stated interest rate approximated the market interest rate. The effective conversion price of the conversion feature under the 2011 Unit Offering Notes was $0.54 per share. Upon the effectiveness of the Company’s Form 10 on February 27, 2012, all of the 2011 Unit Offering Notes, representing an aggregate of $5,491,929 in principal and accrued interest, were converted into 9,153,248 shares of the Company’s common stock.  In conjunction with the conversion of the 2011 Unit Offering Notes, the Company applied the guidance in ASC 470-20 and charged the related aggregate unamortized debt discount of $1,063,018 and unamortized deferred offering costs of $785,239 to interest expense.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
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

Relying upon guidance in ASC 605-25 Revenue Recognition Multiple Element Arrangements, the Company analyzed whether the deliverables of the arrangement with the Strategic Partner represented separate units of accounting. Application of these standards requires subjective determinations and requires management to make judgments about the value of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship. The Company determined that the April 2011 Note was the only element of the arrangement that had standalone value to the Strategic Partner separate from the other elements; thus, the Company accounted for the arrangement in two units of accounting. The distribution, license, service and support elements of the arrangement did not have value to the Strategic Partner on an individual basis, but together these elements did have value to the Strategic Partner and, therefore, represent a unit of accounting. The Company applied the relative selling price method to determine the value to associate with each unit of accounting. This method establishes a hierarchy of factors to consider when determining relative selling price: (1) vendor-specific objective evidence, (2) third-party evidence of selling price, or lastly, (3) management’s best estimate of the selling price. Because of the unique nature of the rights conveyed, there was no vendor-specific objective evidence or third-party evidence of relative selling price. Therefore, the Company was required to use its best estimate of the relative selling price of the deliverables comprising each unit of accounting. The Company determined the relative selling price of the unit of accounting associated with the distribution, license, service and support elements to be zero, as the Company would have conveyed these rights and assumed these obligations in exchange for the potential benefits from leveraging the distribution resources of the Strategic Partner (i.e. sales to the Strategic Partner are expected to yield similar net profits to those the Company generates on its direct customer sales). The other unit of accounting is comprised of the April 2011 Note with its junior security interest. Upon the issuance of the note, the note’s conversion feature did not require any accounting adjustment since it was a contingent feature subject to the completion of a qualified financing, which is not considered to be within the Company’s control. Therefore, the full $2,000,000 in cash proceeds was recorded as a liability related to the April 2011 Note. The Company determined that the February 2012 amendment to the April 2011 Note, which provided the optional conversion feature, represented conventional convertible debt and did not require any additional accounting treatment.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
(Unaudited)

Summary of Convertible Notes Payable

The table below summarizes convertible notes payable by liability classification:

	Current		Long-term
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011

March 2010 Notes - principal	$-	$4,071,000	$-	$-
2011 Unit Offering Notes - principal	-	-	-	1,625,000
April 2011 Note - principal	-	-	2,000,000	2,000,000
Total convertible notes payable - principal	-	4,071,000	2,000,000	3,625,000
March 2010 Notes - unamortized discount	-	(117,405)	-	-
2011 Unit Offering Notes - unamortized discount	-	-	-	(316,610)
April 2011 Note - unamortized discount	-	-	-	-
Total convertible notes payable - unamortized discount	-	(117,405)	-	(316,610)
March 2010 Notes - net	-	3,953,595	-	-
2011 Unit Offering Notes - net	-	-	-	1,308,390
April 2011 Note - net	-	-	2,000,000	2,000,000
Total convertible notes payable - net	$-	$3,953,595	$2,000,000	$3,308,390

8.     Stockholders’ Equity

July 2012 Private Placement

In July 2012, the Company entered into securities purchase agreements with certain investors for the private placement of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock, at a purchase price of $1.10 per unit (the “July PIPE Financing”).  Each unit consisted of one share of common stock and a warrant to purchase one-half share of common stock.  The pricing for the July PIPE Financing was set by the Company on June 25, 2012.

In the July PIPE Financing, the Company sold to the investors 5,454,523 shares of common stock, together with warrants to purchase 2,727,274 shares of common stock, for aggregate gross proceeds of $6,000,000.  Each warrant is exercisable for five years from the date of issuance and has an exercise price of $1.45 per share, subject to adjustment from time to time for stock splits or combinations, stock dividends, stock distributions, recapitalizations and other similar transactions.  In addition, the exercise price of the warrants will be subject to weighted average anti‐dilution protection, such that the exercise price will be adjusted downward on a weighted average basis to the extent the Company issues common stock or common stock equivalents in a financing transaction at a price below the then prevailing warrant exercise price.  Non-employee directors of the Company invested a total of $269,980 in the July PIPE Financing. The Company’s placement agent for the July PIPE Financing, and its sub-placement agents, earned cash commissions of $480,000 as well as warrants to purchase 409,093 shares of the Company’s common stock. The placement agent warrants have the same terms and conditions as the investor warrants, except that the placement agent warrants have an exercise price of $1.10 per share.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
(Unaudited)

In connection with the July PIPE Financing, the Company entered into registration rights agreements with the investors pursuant to which the Company agreed to prepare and file a registration statement with the SEC covering the resale of the shares of common stock and the shares of common stock underlying the warrants issued in the transaction. The Company filed that registration statement on August 13, 2012, and the registration statement became effective on September 21, 2012.  In the event the Company fails to continuously maintain the effectiveness of the registration statement (with certain permitted exceptions), the Company will incur certain liquidated damages to investors in the July PIPE Financing, up to a maximum amount of 6% of the investors’ investment in that transaction, or $360,000.  The Company will bear the costs, including legal and accounting fees, associated with the registration statement. Management believes that the Company will be able to maintain continuous effectiveness of the registration statement and, as such, no liability has been recorded related to this liquidated damages provision.

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

On February 10, 2012, the stockholders of the Company also approved an Amended and Restated Certificate of Incorporation to be filed in connection with the effectiveness of the Company’s Form 10.  The Company filed the Amended and Restated Certificate of Incorporation with the state of Delaware on February 27, 2012, and it became effective upon filing.  Under such Amended and Restated Certificate of Incorporation, the Company has the authority to issue up to 25,000,000 shares of preferred stock, and the Board of Directors has the authority, without further action by the stockholders, to issue up to that number of shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding.  In June 2012, the Board of Directors established the terms of a series of preferred stock known as “Series A Convertible Preferred Stock”.  The Board of Directors designated the Series A Convertible Preferred Stock solely to provide BSC a series of the Company’s preferred stock into which BSC could elect to convert the BSC Notes other than in connection with a qualified financing.  The Company has not issued any shares of the Series A Convertible Preferred Stock.  Likewise, the Company has not filed a Certificate of Designations with the Secretary of State of the State of Delaware to create the Series A Convertible Preferred Stock.  The Company does not intend to file such Certificate of Designations unless and until BSC elects to convert its BSC Notes into shares of the Series A Convertible Preferred Stock.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
(Unaudited)

Summary of Conversions to Common Stock Upon Effectiveness of the Form 10

The table below summarizes the impact to the Company’s balance sheet and to shares outstanding of the conversions to common stock that occurred upon the effectiveness of the Company’s Form 10, which occurred on February 27, 2012:
	Impact to Balance Sheet			Increase in
	Before Conversions	Impact of Conversions	After Conversions	Common Shares Outstanding

Impact on assets
Deferred costs	$799,123	$(799,123)	$-	-

Impact on liabilities and equity
Accrued interest on converted notes	$974,311	$(974,311)	$-	1,092,559
Summer 2011 Notes, net	904,397	(904,397)	-	2,183,334
March 2010 Notes, net	4,057,500	(4,057,500)	-	4,071,000
2011 Unit Offering Notes, net	4,367,482	(4,367,482)	-	9,050,834
Total impact on liabilities	10,303,690	(10,303,690)	-	16,397,727
Series A convertible preferred stock	7,965,000	(7,965,000)	-	7,965,000
Additional paid-in capital and common stock	-	19,345,209	19,345,209	-
Accumulated deficit	-	(1,875,642)	(1,875,642)	-
Total impact on equity	7,965,000	9,504,567	17,469,567	7,965,000
Total impact on liabilities and equity	$18,268,690	$(799,123)	$17,469,567	24,362,727

The impact to accumulated deficit relates to the write-off of unamortized debt discounts and deferred financing costs.

Stock Options

At September 30, 2012, the Company had five share-based compensation plans (a “1998 Plan,” a “2007 Plan,” two “2010 Plans,” and a “2012 Plan,” which are referred to collectively herein as the “Plans”). The Plans provide for the granting of share-based awards, such as incentive and non-qualified stock options, to employees, directors, consultants and advisors. One of the 2010 Plans and the 2012 Plan also provide for cash-based awards. Awards may be subject to a vesting schedule as set forth in each individual award agreement. The Company terminated the 1998 Plan, effective June 24, 2008, with respect to future grants such that no new options may be awarded under the 1998 Plan on or after June 24, 2008. Upon adoption of the 2010 Plans, the Company also ceased making awards under its 2007 Plan. The 2012 Plan was adopted by the Company’s Board of Directors in January 2012 and approved by the Company’s stockholders in February 2012. A total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2012 Plan, of which 2,797,400 shares were subject to outstanding options at September 30, 2012. With the adoption of the 2012 Plan, no additional grants under the 2010 Plans have been or will be made subsequent to December 31, 2011.

Activity under the Plans during the nine months ended September 30, 2012 is summarized below:
	Shares	Weighted - Average Exercise Price
Outstanding, January 1, 2012	3,679,977	$2.05
Granted	2,797,400	1.02
Exercised, including 16,000 shares withheld on net settled exercises	(30,000)	1.80
Forfeited	(315,250)	2.16
Outstanding, September 30, 2012	6,132,127	1.58

The estimated grant date fair values of options granted under the 2012 Plan during the nine months ended September 30, 2012 were calculated using the Black-Scholes valuation model, based on the following assumptions:

Dividend yield		0%
Expected Volatility		45.2%
Risk free Interest rates	0.83%	-	1.13%
Expected lives (years)		6.0

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
(Unaudited)

The Company records share-based compensation expense on a straight-line basis over the vesting period. For the periods indicated below, employee share-based compensation expense was:

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
$299,083	$248,540	$842,645	$757,200

 As of September 30, 2012, there was unrecognized compensation expense of $2,061,237 related to outstanding stock options which is expected to be recognized over a weighted average period of approximately 1.9 years.

Warrants

In May 2012, the Company issued an aggregate of 1,250,000 common stock warrants to two non-employee directors in recognition of their long-standing support of the Company.  The warrants were immediately vested and exercisable upon issuance, have an exercise price of $1.00 per share, and have a term of five years.  The fair value of the 1,250,000 warrants issued was $514,250, which was calculated using the Black-Scholes valuation model. In addition, during the nine months ended September 30, 2012, the Company issued 366,666 warrants to third parties with an exercise price of $1.00 and having a fair value of $293,163. The aggregate fair value of the aforementioned warrants of $808,636 was recorded as a selling, general and administrative expense during the nine months ended September 30, 2012, of which $214,637 was recorded as expense during the three months ended September 30, 2012.

Warrants have generally been issued for terms of up to five years. Common stock warrants issued and outstanding during the nine months ended September 30, 2012 are as follows:
	Shares	Weighted - Average Exercise Price
Outstanding, January 1, 2012	1,922,944	$0.43
Issued	7,607,071	1.05
Exercised, including 158,078 shares withheld on net settled exercises	(584,768)	0.69
Outstanding, September 30, 2012	8,945,247	0.94

The assumptions used in calculating the fair value of warrants issued during the nine months ended September 30, 2012, utilizing the Black-Scholes valuation model are as follows:

Dividend yield		0%
Expected Volatility	41.3%	-	49.0%
Risk free Interest rates	0.19%	-	0.93%
Expected lives (years)	1.7	-	5.0

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

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
(Unaudited)

Pursuant to the Software Amendment, the Company agreed to issue the software development partner 1,500,000 shares of the Company’s common stock (1) in full payment and satisfaction of license fees owed to the software development partner in the amount of $612,500 for licenses previously purchased by the Company, (2) in full payment and satisfaction of all of the Company’s remaining minimum license purchase commitments from the software development partner in the amount of $962,500, and (3) in exchange for additional licenses provided by the software development partner to the Company valued at $87,500 based on the original terms of the Master Software Agreement. The Company applied guidance in ASC 505-50, Equity-Based Payments to Non-Employees, using the contractual value of the amounts owed and of the licenses acquired to measure and record the transaction. The portion of the licenses purchased by the Company that is not expected to be sold or placed in service during the next twelve months, in the amount of $1,137,500, has been recorded as a non-current asset, software license inventory.

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

Pursuant to the Key Personnel Incentive Program, in the event of a sale transaction, each of the Participants will be entitled to receive an incentive bonus payment equal to $1,000,000.  In addition, one of the Participants will also receive an incentive bonus payment equal to 1.4% of net proceeds from the sale transaction in excess of $50,000,000, but not to exceed $700,000. If a sale has not occurred by December 31, 2025, the Key Personnel Incentive Program will terminate.

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

Employment Agreements

In June 2012, the Company entered into employment agreements (each, an “Employment Agreement,” and collectively, the “Employment Agreements”) with four of its executive officers (each, an “Executive,” and collectively, the “Executives”).  Among other provisions customary for agreements of this nature, the Employment Agreements provide for severance in the event of a termination without cause or if the Executive terminates his employment for good reason, as those terms are defined in each Employment Agreement. Likewise, the Employment Agreements provide for certain payments in connection with a change of control transaction.  The initial base salaries set forth in the Employment Agreements are the same as the base salaries for each of the Executives immediately prior to the execution of the Employment Agreements.

Sponsored Research Agreement

In September 2012, the Company entered into a research agreement with a university pursuant to which the Company agreed to provide the university funding in the amount of $317,415 to support certain research activities over the one-year period beginning October 1, 2012.  Under the terms of the research agreement, the Company will make four quarterly payments of $79,354. The first of these payments was made in October 2012.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
As of and for the Three and Nine Months Ended September 30, 2012
(Unaudited)

10.   Subsequent Events

Hiring of Vice President, Global Sales and Marketing

In November 2012, the Company hired a Vice President, Global Sales and Marketing (the “VP of Sales”).  The related employment agreement stipulates that in November 2012, the VP of Sales will be granted stock options to purchase 300,000 shares of the Company’s common stock and that an additional 100,000 options will be granted on both the first and second anniversary dates of his starting date. The employment agreement also provides for certain payments in connection with a change of control transaction.  Pursuant to the employment agreement, on November 10, 2012, the Company granted the VP of Sales options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.63 per share, such options having a 10 year term.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. In February 2011, we also obtained CE marking approval for the ClearPoint system, which enables us to sell the ClearPoint system in the European Union. Substantially all of our product revenues for 2011 and for the nine months ended September 30, 2012 relate to sales of our ClearPoint system products.  We do not have regulatory clearance or approval to sell our ClearTrace system and, therefore, we have not generated revenues from sales of that product candidate. In 2008, we received licensing fees totaling $13.0 million from Boston Scientific for our MRI-safety technologies, which we used to finance our operations and internal growth. We have also financed our operations and internal growth through private placements of securities, borrowings and interest earned on the net proceeds from our private placements and the Boston Scientific licensing fees. Prior to 2008, we were a development stage enterprise. We have incurred significant losses since our inception in 1998 as we have devoted substantially all of our efforts to research and development. As of September 30, 2012, we had an accumulated deficit of $64.9 million. We may continue to incur significant operating losses as we commercialize our ClearPoint system products, continue to develop our product candidates and expand our business generally. We also expect that our general and administrative expenses will increase due to additional operational and regulatory costs and expenses associated with operating as a public company.

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

Since inception, our revenues relate primarily to our collaborative agreements with Boston Scientific, principally from recognition of portions of the $13.0 million of licensing fees which we received in 2008. Revenues associated with these licensing fees are recognized on a straight-line basis over a five-year period ending in the first quarter of 2013, which is our estimated period of continuing involvement in the development activities. Additional payments related to substantive, performance-based milestones that may be received under the agreement regarding implantable cardiac leads will be deferred upon receipt and achievement of the specified milestones and recognized over our estimated period of continuing involvement.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2012, from the critical accounting polices described in Amendment No. 2 to our Form 10 registration statement containing our audited financial statements for the year ended December 31, 2011, which we filed with the SEC on February 28, 2012.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
	Three Months Ended September 30,		Percentage
($s in thousands)	2012	2011	Change
Revenues	$1,132	$1,155	(2)%
Cost of product revenues	133	308	(57)%
Research and development costs	574	910	(37)%
Selling, general and administrative expenses	1,442	1,368	5%
Other expense:
Interest expense, net	(79)	(705)	(89)%
Other income, net	21	-	NM
Net loss	(1,075)	(2,136)	50%

NM= not meaningful

Revenues. Revenues were $1.1 million for the three months ended September 30, 2012, and $1.2 million for the same three month period in 2011, a decrease of $23,000, or 2%.  License fee revenues related to our license agreements with Boston Scientific were $650,000 during both periods.  During the three months ended September 30, 2012, we recorded development service revenues of $163,000 related to development services we provided to a third party. We do not expect the development service revenues to be a long-term on-going source of revenues. Product revenues for the three months ended September 30, 2012 and 2011 were $318,000 and $505,000, respectively, a decrease of $186,000 or 37%.  Approximately $31,000 of the product revenues for the three months ended September 30, 2012 relate to the sale of ClearPoint system reusable components, compared with $344,000 in the same three month period in 2011.  We sold two ClearPoint systems during the three months ended September 30, 2011 and we sold select ClearPoint system reusable components to a distributor during the same three month period this year. ClearPoint system disposable component sales for the three months ended September 30, 2012 were $287,000 compared with $161,000 for the same three month period in 2011, an increase of $126,000 or 78%.  The increase in disposable product sales reflects an increasing number of ClearPoint procedures being performed as adoption of the ClearPoint system continues to increase.

Cost of Product Revenues. Cost of product revenues was $133,000 for the three months ended September 30, 2012, compared to $308,000 for the same three month period in 2011, a decrease of $175,000, or 57%. The decrease in cost of product revenues was due to lower sales of ClearPoint system reusable components during the three months ended September 30, 2012 compared to the same three month period last year, resulting in a decrease of $253,000. This decrease was partially offset by a $40,000 increase in cost of sales associated with the increase in ClearPoint system disposable components and a increase in depreciation expense for loaned systems.

Research and Development Costs.  Research and development costs were $574,000 for the three months ended September 30, 2012, compared to $910,000 for the same three month period in 2011, a decrease of $336,000, or 37%.  The primary driver of the decrease was a reduction in sponsored research, mostly related to our ClearTrace system, as we incurred $230,000 in expenses during the three months ended September 30, 2011, and we funded no sponsored research during the same three month period in 2012. We also experienced a decrease in research and development costs of $121,000 related to our Key Personnel Incentive Program, since no expense was recorded for the three months ended September 30, 2012 as a result of the program participants’ voluntary and irrevocable relinquishment, in June 2012, of their rights to receive incentive bonus payments related to performance of services under the program and our corresponding discharge from our obligations to make any and all such service-based payments.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.4 million for the three months ended September 30, 2012, compared with $1.4 million for the same three month period in 2011, an increase of $74,000, or 5%. The net increase occurred as we recorded $215,000 in share-based compensation expense associated with warrants we issued to a service provider, and we experienced an increase in expense of approximately $100,000 related to fees incurred for investor relations services and fees associated with our public company reporting obligations.  These increases were mostly offset by a reduction in expense related to the timing of intellectual property related legal expenses.

Other Income (Expense), Net. Net interest expense for the three months ended September 30, 2012 was $79,000, compared with $705,000 for the same three month period in 2011, a decrease of $626,000, or 89%. The decrease relates to the conversion of convertible notes payable into shares of our common stock in February 2012, which notes payable were outstanding during the three months ended September 30, 2011. The decrease in net interest expense is also attributable to a February 2012 loan modification pursuant to which the interest rate on related party notes payable was reduced from 10% to 0%.

Other income, net for the three months ended September 30, 2012 was $21,000. Substantially all the other income reported in the three months ended September 30, 2012 relates to a gain due to the change in the fair value of our derivative liability.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
	Nine Months Ended September 30,		Percentage
($s in thousands)	2012	2011	Change
Revenues	$3,196	$2,654	20%
Cost of product revenues	392	421	(7)%
Research and development:
Research and development costs	1,749	3,134	(44)%
Reversal of R&D obligations	(883)	-	NM
Selling, general and administrative expenses	4,585	3,709	24%
Other expense:
Interest expense, net	(2,496)	(1,842)	36%
Other expense, net	(4)	(3)	33%
Net loss	(5,149)	(6,456)	20%

NM= not meaningful

Revenues. Revenues were $3.2 million for the nine months ended September 30, 2012, compared to $2.7 million for the same nine month period in 2011, an increase of $542,000, or 20%.  License fee revenues related to our license agreements with Boston Scientific were $2.0 million during both periods.  During the nine months ended September 30, 2012, we recorded development service revenues of $414,000 related to development services we provided to a third party. No such revenue was recorded during the same period in 2011. Product revenues for the nine months ended September 30, 2012 and 2011 were $831,000 and $704,000, respectively, an increase of $127,000 or 18%.  Approximately $118,000 of the product revenues during the nine months ended September 30, 2012 relate to the sale of ClearPoint system reusable components, compared to $435,000 for the same nine month period in 2011, a decrease of $317,000. The decrease occurred as we sold three ClearPoint systems to customers during the nine months ended September 30, 2011, and we sold one ClearPoint system and other select reusable components to a distributor during the same period this year. Substantially all of the remaining product revenues for the nine months ended September 30, 2012 and 2011 of $713,000 and $269,000, respectively, relate to sales of ClearPoint disposable products.  The 165% increase in disposable product sales reflects an increasing number of ClearPoint procedures being performed as adoption of the ClearPoint system continues to increase.

Cost of Product Revenues. Cost of product revenues was $392,000 for the nine months ended September 30, 2012, compared to $421,000 for the same nine month period in 2011, a decrease of $29,000, or 7%. The decrease in cost of product revenues, in spite of the increase in product revenues, resulted from the change in sales mix as ClearPoint disposable sales represented 86% of product sales for the nine months ended September 30, 2012 compared with only 38% for the same nine month period in 2011. Margins on the sale of our ClearPoint system disposable components are typically significantly higher than on the sale of our ClearPoint system’s reusable components. The decrease due to the change in sales mix was partially offset by the overall increase in product revenues and an increase of $94,000 in depreciation expense for loaned systems, which was driven by the higher number of loaned systems in the field for the nine months ended September 30, 2012 compared with the same nine month period in 2011.

Research and Development Costs.  Research and development costs were $1.7 million for the nine months ended September 30, 2012, compared to $3.1 million for the same nine month period in 2011, a decrease of $1.4 million, or 44%. The primary driver of the decrease was a reduction in sponsored research, mostly related to our ClearTrace system, as we incurred $691,000 in expenses during the nine months ended September 30, 2011, and we funded no sponsored research during the same nine month period in 2012.  In addition, we recorded a credit of ($97,000) during the nine months ended September 30, 2012 related to sponsored research as we negotiated with a research partner to reduce amounts we were previously invoiced, but which we had not yet paid, in order to reflect an adjustment for work outlined in our agreement with the research partner that was not completed. We experienced a decrease in research and development costs of $241,000 related to our Key Personnel Incentive Program (see the explanation of reversal of service-based obligation below).  The remainder of the decrease relates mostly to scaled back spending associated with our ClearTrace system development program, with consultant expenses decreasing by $225,000 and the related software development costs declining by $158,000. We scaled back our ClearTrace development program spending while we were seeking additional funding.

Reversal of R&D Obligation. For the nine months ended September 30, 2012, we recorded a credit to expense of $883,000. This credit was recorded to reverse expenses previously accrued as research and development costs under our Key Personnel Incentive Program. The reversal occurred as a result of the program participants’ voluntary and irrevocable relinquishment, in June 2012, of their rights to receive incentive bonus payments related to performance of services under the program, and our corresponding discharge from our obligations to make any and all such service-based payments. Of the amount reversed, $121,000 of the expense had been recorded during the three months ended March 31, 2012, and the remaining amounts had been accrued as research and development costs in 2010 and 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4.6 million for the nine months ended September 30, 2012, compared with $3.7 million for the same nine month period in 2011, an increase of $876,000, or 24%. The increase relates mostly to share-based compensation expense of $807,000 associated with warrants we issued in May 2012 to two non-employee directors to purchase 1.25 million shares of our common stock and additional warrants we issued to a service provider, two research contributors and a long-time financial adviser to purchase 366,666 shares of our common stock. All of these warrants had an exercise price of $1.00 per share and were immediately vested upon issuance, and the fair value of these warrants was computed using the Black-Scholes pricing model.  The remainder of the increase related mostly to costs incurred in connection with our being a public company.

Other Income (Expense), Net. Net interest expense for the nine months ended September 30, 2012, was $2.5 million, compared with $1.8 million for the same nine month period in 2011, an increase of $654,000, or 36%. Accrued interest expense for the nine months ended September 30, 2012 was $447,000, compared to $802,000 for the same nine month period in 2011. The reduction in accrued interest was related to the conversion of convertible notes payable into shares of our common stock in February 2012, which notes payable were outstanding for all or part of the nine months ended September 30, 2011. The remainder of the interest expense recorded during the nine months ended September 30, 2012 was mostly related to the $1.9 million write-off of deferred debt issuance costs and unamortized debt discounts associated with the conversion of convertible notes payable into shares of our common stock in February 2012. The remainder of interest expense recorded during the nine months ended September 30, 2011 related to amortization of debt discounts and deferred debt issuance costs. Interest income was approximately $7,000 for the nine months ended September 30, 2012, compared with $3,000 for the same nine month period last year.

Liquidity and Capital Resources

We received $13.0 million in licensing fees in 2008 under one of our agreements with Boston Scientific. We recognize revenue from these licensing fees over the estimated time period to complete our development work under the agreement. In addition, under the terms of the agreements, we could receive up to $20.8 million in future milestone-based payments, subject to our achievement of the milestones stipulated in the agreements and the issuance of certain patents licensed to Boston Scientific, of which there can be no assurance. In addition to payments received from Boston Scientific, we have financed our operations and internal growth almost exclusively through private placements of stock and borrowings. We have incurred significant losses since our inception in 1998. As of September 30, 2012, we had an accumulated deficit of $64.9 million. Our accumulated deficit resulted primarily from research and development activities and the costs to support such efforts as recorded in general and administrative costs.

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

In April 2011, we issued a 10% subordinated secured convertible note in the principal amount of $2.0 million to Brainlab AG. The note matures in April 2016, unless earlier converted, and it accrues interest at the rate of 10% per year. All outstanding principal and interest on the note will be due and payable in a single payment upon maturity. The note is secured by a security interest in all our assets. In the event we close a financing transaction in which we issue shares of our preferred stock and receive at least $10.0 million in net proceeds, the principal and accrued interest of Brainlab’s note will automatically convert into shares of the preferred stock issued in the financing, based on the lower of the price paid by investors in the financing or $0.60 per share, if the number of shares to be issued upon conversion represents at least 10% of our outstanding shares of stock on a fully diluted basis. If the number of shares that would be issued upon conversion represents less than 10% of our outstanding shares of stock on a fully diluted basis, the note will convert into the shares of preferred stock that are issued in the financing, based on the lower of the price paid by investors in the financing or $0.60 per share, only upon Brainlab’s election to convert. Brainlab’s note was amended as of February 23, 2012, to give Brainlab the option, at any time on or prior to February 23, 2013, to convert the principal and accrued interest under its note into shares of our common stock, based on a conversion price of $0.60 per share. At that conversion price, Brainlab would have received 3,828,704  shares of our common stock upon conversion of its note as of September 30, 2012.

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

The table below summarizes the impact to our balance sheet and to shares outstanding of the conversions to common stock that occurred upon the effectiveness of our Form 10 registration statement, which occurred on February 27, 2012:
	Impact to Balance Sheet			Increase in
	Before Conversions	Impact of Conversions	After Conversions	Common Shares Outstanding
(in 000s except for share amounts)
Impact on assets
Deferred costs	$799	$(799)	$-	-

Impact on liabilities and equity
Accrued interest on converted notes	$974	$(974)	$-	1,092,559
Summer 2011 Notes, net	904	(904)	-	2,183,334
March 2010 Notes, net	4,058	(4,058)	-	4,071,000
2011 Unit Offering Notes, net	4,367	(4,367)	-	9,050,834
Total impact on liabilities	10,304	(10,304)	-	16,397,727
Series A convertible preferred stock *	7,965	(7,965)	-	7,965,000
Additional paid-in capital and common stock	-	19,345	19,345	-
Accumulated deficit	-	(1,876)	(1,876)	-
Total impact on equity	7,965	9,505	17,470	7,965,000
Total impact on liabilities and equity	$18,269	$(799)	$17,470	24,362,727

* See Note 8 to the September 30, 3012 condensed financial statements.

In early July 2012, we entered into securities purchase agreements with certain investors for the sale of shares of our common stock and warrants to purchase shares of our common stock in a private placement (the “July 2012 PIPE Financing”).  In the July 2012 PIPE Financing, we sold to the investors 5,454,523 shares of common stock, together with warrants to purchase 2,727,274 shares of common stock, for aggregate gross proceeds of $6.0 million. The warrants were fully vested upon issuance, expire five years from the date of issuance and have an exercise price of $1.45 per share, subject to adjustment from time to time for stock splits or combinations, stock dividends, stock distributions, recapitalizations and other similar transactions.  In addition, the exercise price of the warrants will be subject to weighted average anti‐dilution protection, such that the exercise price will be adjusted downward on a weighted average basis to the extent the Company issues common stock or common stock equivalents in a financing transaction at a price below the then prevailing warrant exercise price. The placement agent and its sub-placement agents for the July 2012 PIPE Financing received, in the aggregate, cash fees in the amount of $480,000, as well as warrants to purchase an aggregate of 409,093 shares of our common stock, which expire five years from the date of issuance, at an exercise price of $1.10 per share. We are using the proceeds from the July 2012 PIPE Financing for working capital and general corporate purposes.

Cash Flows

Cash activity for the nine months ended September 30, 2012 and 2011 is summarized as follows:
	Nine Months Ended September 30,
($s in thousands)	2012	2011
Cash used in operating activities	$(5,207)	$(4,803)
Cash used in investing activities	(93)	(16)
Cash provided by financing activities	8,942	3,312
Net increase (decrease) in cash and cash equivalents	$3,642	$(1,507)

Net cash used in operating activities for both nine month periods primarily reflects the net loss for those periods, which was reduced in part by amortization, depreciation and share-based compensation expense, but which increased by the change in deferred revenue.  Net cash used in operating activities for the nine months ended September 30, 2012 also reflects a use of cash related to the $2.0 million reduction in accounts payable and accrued expenses as we paid down certain outstanding balances with cash from our 2012 financings and cash from accounts receivable. Net cash used in operating activities for the nine months ended September 30, 2011 also reflects a source of cash of $1.7 million related to an increase in accounts payable and accrued expenses. The losses for both periods resulted mostly from selling, general and administrative expenses and from funding research and development activities.

Net cash provided by financing activities for the nine months ended September 30, 2012 relates to the $5.5 million of net proceeds generated from our July 2012 PIPE Financing transaction and the $3.4 million of net proceeds generated in 2012 from our unit offering, which we concluded in February 2012.  Net cash provided by financing activities for the nine months ended September 30, 2011 relates mostly to the proceeds from our issuance of a $2.0 million convertible note payable in April 2011 and $1.3 million we received in a financing transaction in which we issued both convertible notes payable and warrants to purchase shares of our common stock.

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We could continue to incur net losses as we commercialize our ClearPoint system products, continue to develop the ClearTrace system, expand our corporate infrastructure and pursue additional applications for our technology platforms.

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

Contractual Obligations

Significant changes in our contractual obligations during the nine months ended September 30, 2012 from the contractual obligations disclosed in the Amendment No. 2 to Form 10 registration statement, which we filed with the SEC on February 28, 2012, are described below.  In addition, as described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operation–Liquidity and Capital Resources,” during the nine months ended September 30, 2012 certain convertible notes payable converted into shares of our common stock upon the effectiveness of the Form 10 registration statement.

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

Pursuant to the Key Personnel Incentive Program, in the event of a sale transaction, each of the Participants will be entitled to receive an incentive bonus payment equal to $1.0 million.  In addition, one of the Participants will also receive an incentive bonus payment equal to 1.4% of net proceeds from the sale transaction in excess of $50.0 million, but the bonus payment will not exceed $700,000. If a sale has not occurred by December 31, 2025, the Key Personnel Incentive Program will terminate.

Employment Agreements

In June 2012, we entered into employment agreements (each, an “Employment Agreement,” and collectively, the “Employment Agreements”) with four of our executive officers (each, an “Executive,” and collectively, the “Executives”).  Among other provisions customary for agreements of this nature, the Employment Agreements provide for severance in the event of a termination without cause or if the Executive terminates his employment for good reason, as those terms are defined in each Employment Agreement. Likewise, the Employment Agreements provide for certain payments in connection with a change of control transaction.  The initial base salaries set forth in the Employment Agreements are the same as the base salaries for each of the Executives that were in effect immediately prior to the execution of the Employment Agreements.

Sponsored Research Agreement

In September 2012, we entered into a research agreement with a university pursuant to which we agreed to provide the university funding in the amount of $317,415 to support certain research activities over the one-year period beginning October 1, 2012.  Under the terms of the research agreement, we will make four quarterly payments of $79,354. The first of these payments was made in October 2012.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

            As of September 30, 2012, we had an accumulated deficit of approximately $64,938,000. The accumulated deficit has resulted principally from costs incurred in our research and development efforts and general operating expenses. We have incurred significant losses in each year since our inception in 1998. Net losses were approximately $5,149,000 for the nine months ended September 30, 2012, approximately $8,311,000 for the year ended December 31, 2011, approximately $9,454,000 for the year ended December 31, 2010, and approximately $7,159,000 for the year ended December 31, 2009. We may continue to incur significant operating losses as we continue to invest capital in the sales and marketing of our products, development of our product candidates and our business generally. We also expect that our general and administrative expenses may increase due to additional operational and regulatory burdens associated with operating as a public company.

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

 If physicians and hospitals do not perceive our ClearPoint system as an attractive alternative to other products and procedures, we will not achieve significant market penetration or be able to generate significant revenues. To the extent that our ClearPoint system is not commercially successful or is withdrawn from the market for any reason, our revenues will be adversely impacted, and our business, operating results and financial condition will be harmed.

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

            Medicare pays hospitals a prospectively determined amount for inpatient operating costs. The prospective payment for a patient’s stay is determined by the patient’s condition and other patient data and procedures performed during the inpatient stay using a classification system known as Medicare Severity Diagnosis Related Groups, or MS-DRGs. Medicare pays a fixed amount to the hospital based on the MS-DRG into which the patient’s stay is assigned, regardless of the actual cost to the hospital of furnishing the procedures, items and services provided. Therefore, a hospital must absorb the cost of our products as part of the payment it receives for the procedure in which the product is used. In addition, physicians that perform procedures in hospitals are paid a set amount by Medicare for performing such services under the Medicare physician fee schedule. Medicare payment rates for both systems are established annually.

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

            In the United States, we believe that existing billing codes apply to procedures using our ClearPoint system. Reimbursement levels for procedures using our ClearPoint system or any product that we may market in the future could be decreased or eliminated as a result of future legislation, regulation or reimbursement policies of third-party payors. Any such decrease or elimination would adversely affect the demand for our ClearPoint system or any product that we may market in the future and our ability to sell our products on a profitable basis. Furthermore, if procedures using our ClearPoint system gain market acceptance and the number of these procedures increases, Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicare Program, as well as other public or private payors, may establish new billing codes for those procedures that provide for a lower reimbursement amount than traditional approaches, which would adversely affect our financial results and business.

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

            We are dependent on our sales force to obtain new customers for our ClearPoint system and to increase sales of our ClearPoint products to existing customers.  We expect to continue building a small, highly focused sales force to market and sell our ClearPoint system products in the United States. That effort, though, could take longer than we anticipate, in which case our commercialization efforts would be delayed. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining a sufficient number of qualified sales personnel to support our growth.  New hires require significant training and, in most cases, take significant time before they achieve full productivity.  Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we are unable to hire and train sufficient numbers of effective sales personnel, or our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

We have entered into a co-development and distribution agreement with Brainlab pursuant to which we appointed Brainlab as a distributor of our ClearPoint system products, on a non-exclusive basis, in the United States and Europe.  However, there is no assurance that Brainlab will be successful in marketing and selling our ClearPoint system. Under our agreement, Brainlab is not subject to any minimum sales or other performance requirements.  Likewise, for ClearPoint products that Brainlab sells, our revenues will be lower than if we sell the ClearPoint products ourselves.

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

            In addition to the reimbursement changes discussed above, the Affordable Care Act will also impose a 2.3% excise tax on the sale of any taxable human medical device after December 31, 2012, subject to certain exclusions, by the manufacturer, producer or importer of such devices. The total cost to the industry is expected to be approximately $20 billion over ten years. This new and significant tax burden could have a material negative impact on the results of our operations and the operations of our strategic partners. Further, the Affordable Care Act encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device acquisitions and the consolidation of medical device suppliers used by hospitals. While passage of the Affordable Care Act may ultimately expand the pool of potential patients for our ClearPoint system, the above-discussed changes could adversely affect our financial results and business.

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

In May 2009 we entered into a co-development agreement with Siemens with respect to the development of the hardware and MRI software necessary for the ClearTrace system.  Development efforts are ongoing, and there can be no assurance that development efforts will be successful or that development of the ClearTrace system hardware and MRI software will be completed.  The progress of the development efforts for the ClearTrace system, including both the hardware and the MRI software, have been, and may continue to be, negatively impacted by our focus on the commercialization of our ClearPoint system.

Under our co-development agreement, we had paid Siemens $1,120,000 as of September 30, 2012 in connection with Siemens’ MRI software development work, and, in addition, we had accrued payables of approximately $254,000.  The co-development agreement provides that, once the software for the ClearTrace system is commercially available, Siemens will pay us a fixed amount for each software license sold by Siemens until we recoup our investment in the software. However, if our agreement with Siemens is terminated, or if Siemens does not commercialize the software, we will not recover our investment in the software.

Our future success may depend on our ability to obtain regulatory clearances or approvals for the ClearTrace system. We cannot be certain that we will be able to do so in a timely fashion, or at all.

            The ClearTrace system is still under development, and, as noted above, our focus currently is on the commercialization of our ClearPoint system.  To date, we have conducted only animal studies and other preclinical work with respect to the ClearTrace system.  As development efforts are ongoing, we cannot predict a timetable for completion of our development activities.  Likewise, we are not able to estimate when we will make a filing seeking regulatory approval or clearance to market the ClearTrace system in the United States or in any foreign market.

In the United States, without clearance or approval from the Food and Drug Administration, or FDA, we cannot market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, unless an exemption applies. To obtain FDA clearance or approval, we must first receive either premarket clearance under Section 510(k) of the federal Food, Drug, and Cosmetic Act or approval of a premarket approval application, or PMA, from the FDA.

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

Assuming successful completion of development activities, we anticipate that the initial market for the ClearTrace system would be the European Union and, at the appropriate time, we would expect to seek CE marking approval for the ClearTrace system. The ClearTrace system consists of several components, including an ablation catheter. The FDA has determined that ablation catheters specifically indicated to treat atrial fibrillation require the submission of a PMA. Therefore, in the United States, we will be required to pursue the PMA process in order to specifically indicate our ablation catheter for the treatment of atrial fibrillation.

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

The markets for medical devices are highly competitive, and we may not be able to compete effectively against the larger, well-established companies in our markets or emerging and small innovative companies that may seek to obtain or increase their share of the market.

            We will face competition from products and techniques already in existence in the marketplace. The markets for the ClearPoint system and the ClearTrace system are intensely competitive, and many of our competitors are much larger and have substantially more financial and human resources than we do. Many have long histories and strong reputations within the industry, and a relatively small number of companies dominate these markets. Examples of such large, well-known companies include Medtronic, Inc., St. Jude Medical Inc. and Biosense Webster Inc., a division of Johnson & Johnson.

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

We entered into license and development agreements with Boston Scientific with respect to our MRI-safety technologies, pursuant to which Boston Scientific could incorporate our MRI-safety technologies into Boston Scientific’s implantable medical leads for cardiac and neuromodulation applications. There is no assurance that the development efforts will be successful or that patents will issue on any patent applications we licensed to Boston Scientific, in which case we would not receive future milestone payments or royalties provided for under our agreements with Boston Scientific. Further, Boston Scientific has no obligation to include our licensed intellectual property in its products or product candidates. Even if Boston Scientific incorporates our licensed intellectual property into its product candidates, Boston Scientific may be unable to obtain regulatory clearance or approval or successfully commercialize the related products, in which case we would not receive royalties in the amounts that we currently anticipate. To our knowledge, our licensed intellectual property has not been incorporated into any of the Boston Scientific's currently commercialized products.

Risks Related to our Need for Financing

            We may not be able to continue operations as a going concern, and our stockholders may lose their entire investment in us.

            At September 30, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $3,787,000 and $145,000, respectively, and stockholders’ deficit of approximately $5,777,000 and $21,843,000, respectively. In addition, we had a net loss for the nine months ended September 30, 2012 of approximately $5,149,000, a net loss for the year ended December 31, 2011 of approximately $8,311,000, a cumulative net loss from inception through September 30, 2012 of approximately $64,938,000, and a negative working capital position at September 30, 2012 of approximately $1,200,000.  In view of these matters, our ability to continue as a going concern is dependent upon our ability to generate additional financing sufficient to commercialize our products, support our research and development activities and obtain future regulatory clearances or approvals, and ultimately to generate revenues sufficient to cover all costs.

            Since our inception, we have financed our activities principally from sales of equity securities, borrowings, and license arrangements. Similarly, we intend to finance our future commercialization and development activities and our working capital needs largely from sales of equity securities or borrowings until funds provided by operations are sufficient to meet our working capital requirements. There can be no assurance that we will be successful in satisfying our financing requirements on reasonable commercial terms, if at all, or that we will generate revenues sufficient to cover our costs.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

            We will need additional funding to continue to commercialize our ClearPoint system and to bring the ClearTrace system to market, and we may not be able to raise capital when needed, which would force us to delay, reduce or eliminate our commercialization efforts or our product development programs.

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

As of October 31, 2012, our portfolio included 11 wholly-owned issued United States patents (including one design patent), 30 wholly-owned pending United States patent applications (including five provisional applications), eight co-owned issued United States patents, seven co-owned pending United States patent applications, eight wholly-owned issued foreign patents, 34 wholly-owned pending foreign patent applications (including three Patent Cooperation Treaty applications), 14 co-owned issued foreign patents and 15 co-owned pending foreign patent applications. In addition, as of October 31, 2012, we had licensed rights to 17 United States and 15 foreign third-party issued patents, and we had licensed rights to five United States and 11 foreign third-party pending patent applications. United States patents and patent applications may be subject to interference proceedings and United States patents may be subject to reissue and reexamination proceedings in the United States Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination and opposition proceedings may be costly and time consuming, and we, or the third parties from whom we license intellectual property, may be unsuccessful in such proceedings. Thus, any patents that we own or license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may not result in patents being issued or may have claims that do not cover our products or product candidates. Even if any of our pending or future patent applications are issued, they may not provide us with adequate protection or any competitive advantages. Our ability to develop additional patentable technology is also uncertain.

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

            Others may assert that our products infringe their intellectual property rights, which may cause us to engage in costly disputes and, if we are not successful in defending ourselves, could also cause us to pay substantial damages and prohibit us from selling our marketed products.

            There may be United States and foreign patents issued to third parties that relate to our business, including MRI-guided intervention systems and the components and methods and processes related to these systems. Some of these patents may be broad enough to cover one or more aspects of our present technologies and/or may cover aspects of our future technologies. We do not know whether any of these patents, if they exist and if asserted, would be held valid, enforceable and infringed. We cannot assure that a court or administrative body would agree with any arguments or defenses we may have concerning invalidity, unenforceability or non-infringement of any third-party patent.

            The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights, and companies have employed such actions to gain a competitive advantage. If third parties assert infringement or other intellectual property claims against us, our technical and management personnel will experience a significant diversion of time and effort and we will incur large expenses defending our company. If third parties in any patent action are successful, our patent portfolio may be damaged, we may have to pay substantial damages and we may be required to stop selling our products or obtain a license which, if available at all, may require us to pay substantial royalties. We cannot be certain that we will have the financial resources or the substantive arguments to defend our products from infringement or our patents from claims of invalidity or unenforceability, or to defend our products against allegations of infringement of third-party patents. In addition, any public announcements related to litigation or administrative proceedings initiated by us, or initiated or threatened against us, could negatively impact our business.

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

            During 2009, Boston Scientific loaned us $3.5 million pursuant to the terms of three convertible promissory notes. Those loans mature in October, November and December 2014, respectively. While those loans remain outstanding, we must comply with the following requirements: (1) we must pay when due all of our payroll obligations; (2) we must not suffer an event of default under any indebtedness for borrowed money; (3) we must maintain net working capital, which is defined as our current assets minus our current liabilities other than deferred revenue, of at least $(6.0) million as of the end of each month from June 2012 through December 2012; (4) we must maintain net working capital of at least $(2.0) million as of the end of each month from January 2013 through March 2013; and (5) we must have a net working capital ratio, which is defined as our current assets divided by our current liabilities other than deferred revenue, of at least 0.80 as of the end of April 2013 and as of the end of each month thereafter.

            If we fail to meet any of those requirements while our loans from Boston Scientific are outstanding, we will be required to assign Boston Scientific title to the patents and patent applications that we own and that we license to Boston Scientific. However, upon any such assignment to Boston Scientific, Boston Scientific will grant us an exclusive, royalty-free, perpetual worldwide license to the same patents and patent applications in all fields of use outside neuromodulation and implantable medical leads for cardiac applications. As of October 31, 2012, our licensing arrangements with Boston Scientific included six wholly owned issued United States patents, three wholly owned pending United States patent applications, eight wholly owned issued foreign patents, six wholly owned pending foreign patent applications, eight co-owned issued United States patents, seven co-owned pending United States patent applications, 14 co-owned issued foreign patents and 15 co-owned pending foreign patent applications.

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

            Under the federal Food, Drug, and Cosmetic Act and other similar laws, we are prohibited from labeling or promoting our ClearPoint system, or training physicians, for off-label uses. The FDA defines labeling to include not only the physical label attached to the product, but also items accompanying the product. This definition also includes items as diverse as materials that appear on a company’s website. As a result, we are not permitted to promote uses of our products that are not cleared or approved, whether on our website, in product brochures or in customer communications. This prohibition means that the FDA could deem it unlawful for us to make claims about the use of our ClearPoint system for specific neurological procedures, or proactively discuss or provide information or training on the use of our ClearPoint system for those specific neurological procedures. However, although manufacturers are not permitted to promote for off-label uses, in their practice of medicine, physicians may lawfully choose to use medical devices for off-label uses. Therefore, a physician could use our ClearPoint system for uses not covered by the cleared labeling. This would constitute an off-label use. We expect that physicians will use our ClearPoint system for a variety of specific neurological procedures.

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

            Although we do not provide healthcare services or receive payments directly from Medicare, Medicaid or other third-party payors for our products or the procedures in which our products may be used, many state and federal healthcare laws and regulations governing financial relationships between medical device companies and healthcare providers apply to our business and we could be subject to enforcement by both the federal government, private whistleblowers and the states in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

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

•
Federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other federally-funded healthcare programs that are false or fraudulent, or are for items or services not provided as claimed, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices. Changes to the federal false claims law enacted as part of the Affordable Care Act will likely increase the number of whistleblower cases brought against providers and suppliers of health care items and services.

•
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, in addition to the privacy and security rules normally associated with HIPAA which are discussed below, established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services.

•
State and foreign law equivalents and analogues of each of the above federal laws, such as anti-kickback and false claims laws and the Foreign Corrupt Practices Act, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, or when physicians are employees of a foreign government entity.

•
The Affordable Care Act imposes certain reporting obligations on manufacturers of drugs, devices and biologics. Specifically, on March 31, 2013, and on the 90th day of each calendar year thereafter, these manufacturers must report all payments or other transfers of value to or on behalf of a physician or teaching hospital by such manufacturers as well as any ownership or investment interest held by physicians in such manufacturers. On December 19, 2011, CMS issued proposed regulations to implement this so-called “Sunshine” provision of the Affordable Care Act. The proposed regulations suggest that we will be subject to such data collecting, reporting and public disclosure obligation. Data collecting obligations were scheduled to commence on the effective date of final regulations, which were expected in 2012 with reporting obligations beginning on March 31, 2013. However, in response to a letter from Senators Grassley and Kohl, CMS Acting Administrator, Marilyn Tavenner, responded in early May 2012, stating that "while we [CMS] intend to release a final rule later this year, we [CMS] will not require data collection by applicable manufacturers and applicable group purchasing organizations before January 1, 2013."  The official CMS blog post dated May 3, 2012, consistently states that "CMS will not require data collection by applicable manufacturers and applicable group purchasing organizations before January 1, 2013.”  Further, on May 18, 2012, eight members of the U.S. House of Representatives sent a letter to Acting Administrator Tavenner requesting that implementation of the "Sunshine" provisions be delayed until the appropriate congressional committees of jurisdiction are given a chance to review the proposed rule and its anticipated impact. CMS has not yet responded to this letter and as such, it is unclear when the implementation of these provisions will occur. Violations of the reporting requirements are subject to civil monetary penalties, capped at $150,000 annually for failing to report, and $1,000,000 for knowingly failing to report. Data reported by manufacturers is currently scheduled to be made publicly available by September 30, 2013.

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

            In addition, we may provide customers with information on products that could be deemed to influence their coding or billing practices, and may have sales, marketing or other arrangements with hospitals and other providers that could also be the subject of scrutiny under these laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

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

We are required to comply with federal and state laws governing the transmission, security and privacy of patient identifiable health information that we may obtain or have access to in connection with manufacture and sale of our products. We do not believe that we are a HIPAA covered entity because we do not submit electronic claims to third-party payors, but there may be limited circumstances in which we may operate as a business associate to covered entities if we receive patient identifiable data through activities on behalf of a healthcare provider. We may be required to make costly system modifications to comply with the HIPAA privacy and security requirements that will be imposed on us contractually through business associate agreements by covered entities and directly under HITECH provisions that became effective in February 2010. Because the final regulatory changes to the HIPAA regulations required as part of HITECH have not yet been released, we are unable to predict what the impact on our business may be. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against business associates is now greater. Enforcement actions can be costly and interrupt regular operations which may adversely affect our business.

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

            Our performance depends on the talents and efforts of our employees. Our future success will depend on our ability to attract, retain and motivate highly skilled personnel in all areas of our organization, but particularly as part of our sales and marketing team. We plan to continue to grow our business and will need to hire additional personnel to support this growth. It is often difficult to hire and retain these persons, and we may be unable to replace key persons if they leave or fill new positions requiring key persons with appropriate experience. If we experience difficulties locating and hiring suitable personnel in the future, our growth may be hindered. Qualified individuals are in high demand, particularly in the medical device industry, and we may incur significant costs to attract and retain them. If we are unable to attract and retain the personnel we need to succeed, our business and growth could be harmed.

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

We cannot be certain that our personnel, systems, controls and infrastructure will be adequate to support our future operations. Any failure to effectively manage our growth could impede our ability to successfully develop, market and sell our products, in which case our business will be harmed.

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

            The shares of our common stock may trade infrequently and in low volumes on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume. Even if we come to the attention of such institutionally oriented persons, they may be risk-averse in the current economic environment and could be reluctant to follow a company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. As a result, investors could lose all or part of their investment.

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

In August 2012, we filed a registration statement with the SEC covering certain outstanding shares of our common stock and shares of our common stock underlying certain warrants held by some of our existing securityholders.  That registration statement became effective in September 2012, and as such all of the shares of our common stock covered by the registration statement are now freely transferable, unless held by an affiliate of ours.  In addition to the shares of our common stock covered by that registration statement, as of October 31, 2012, approximately 32.5 million of our outstanding shares are freely transferable or may be publicly resold pursuant to Rule 144 under the Securities Act.  Of those shares, approximately 9.9 million shares are held by our affiliates and approximately 22.6 million shares are held by non-affiliates of the company.  In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company.  A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144.  Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements.  Any substantial sale of common stock pursuant to the registration statement, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply.  Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

In addition, we filed a registration statement on Form S-8 to register the shares issuable upon exercise of outstanding options or reserved for issuance under our stock option plans.  That registration statement became effective when filed.

Our directors, executive officers and principal stockholders and their respective affiliates have substantial control over us and could delay or prevent a change in corporate control.

As of October 31, 2012, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, 27.6% of our common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

            We will incur significant costs as a result of operating as a public company, and our management will be required to divert attention from product commercialization and development and to devote substantial resources and time to new compliance initiatives.

            As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are working with our independent legal and accounting advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate control, disclosure controls and procedures and financial reporting and accounting systems, including requirements under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act.  Despite recent reforms as a result of the enactment of the JOBS Act, we will incur costs associated with our public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and any securities exchange on which our stock trades, particularly after we are no longer an emerging growth company. We will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors, our board committees or as executive officers.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2012, we entered into a service agreement with a third-party service provider, pursuant to which we agreed to issue the service provider warrants to purchase up to 270,000 shares of our common stock at an exercise price of $1.00 per share, as partial compensation for services rendered.  During the three months ended September 30, 2012, we issued the service provider warrants to purchase 135,000 shares of our common stock.  All warrants issued to the service provider under the service agreement expire in May 2014, to the extent such warrants are not earlier exercised.

On July 2, 2012 and July 3, 2012, we entered into securities purchase agreements with certain investors for the private placement of shares of our common stock and warrants to purchase shares of our common stock, at a purchase price of $1.10 per unit.  Each unit consisted of one share of common stock and a warrant to purchase one-half share of common stock.  Summer Street Research Partners, and the additional broker-dealers it engaged as sub-agents, served as our placement agents in the financing transaction.  In the financing transaction, we sold to the investors approximately 5.5 million shares of common stock, together with warrants to purchase approximately 2.7 million shares of common stock, for aggregate gross proceeds of $6.0 million. The warrants we issued to investors are exercisable for five years from the date of issuance and have an exercise price of $1.45 per share, subject to adjustment as provided therein.  As a result of the financing transaction, the placement agents earned commissions of approximately $0.5 million as well as warrants to purchase approximately 0.4 million shares of our common stock.  The warrants we issued to the placement agents have the same terms and conditions as the investor warrants, except that the placement agent warrants have an exercise price of $1.10 per share.

During the three months ended September 30, 2012, holders of warrants to purchase an aggregate of 584,768 shares of our common stock exercised their warrants.  Of that aggregate number, warrants to purchase 60,000 shares of our common stock, having an exercise price of $0.01 per share, were exercised for cash proceeds totaling $600.  The remaining warrants, having a weighted average exercise price of $0.73 per share, were exercised on a cashless basis, which resulted in the net issuance of 366,690 shares of our common stock.  Therefore, we issued a total of 426,690 shares of our common stock upon exercise of warrants during the three months ended September 30, 2012.

We claimed exemption from registration under the Securities Act for the sales and issuances of the securities in transactions described above by virtue of Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D adopted thereunder.  Such sales and issuances did not involve any public offering, were made without general solicitation or advertising and each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment. In addition, for cashless exercise of warrants as described above, we also claimed exemption from registration pursuant to Section 3(a)(9) of the Securities Act.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.        MINE SAFETY DISCLOSURES.

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

Date: November 14, 2012

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

4.5	10% Subordinated Secured Convertible Note Due 2016 issued to Brainlab AG, as amended (5)

4.6	Form of Unsecured Convertible Promissory Note Due 2013, as amended (3)

4.7	Form of 10% Secured Convertible Promissory Note Due 2014 (3)

4.8	Form of Amendment to 10% Senior Unsecured Convertible Note Due 2012 (3)

4.9	Form of Warrant issued to purchasers in the July 2012 private placement to purchase shares of common stock of MRI Interventions, Inc. (2)

10.1+	1998 Stock Option Plan (3)

10.2+	2007 Stock Incentive Plan (3)

10.3+	Amended and Restated Key Personnel Incentive Program (3)

10.4+	2010 Incentive Compensation Plan (3)

10.5+	2010 Non-Qualified Stock Option Plan (3)

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