Form 10-Q
period 2013-03-31
MRI INTERVENTIONS, INC.
filed 2013-05-10
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
☐ Yes  ☒No

As of May 3, 2013, there were 57,320,447 shares of common stock outstanding.

MRI INTERVENTIONS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under United States federal securities laws. The forward-looking statements are contained principally in the sections of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”   These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements, expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to market, commercialize and achieve market acceptance for our products;

•	our ability to successfully expand our sales and clinical support capabilities;

•	our ability to successfully complete the development of, and obtain regulatory clearance or approval for, our current product candidates; and

•	the estimates regarding the sufficiency of our cash resources.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.
You should refer to the section of this Quarterly Report entitled “Risk Factors” under Part II, Item IA below for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Quarterly Report, except to the extent required by applicable securities laws.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.
Condensed Balance Sheets
 (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$9,198,267	$1,620,005
Accounts receivable	384,045	445,432
Inventory	1,061,640	899,702
Prepaid expenses and other current assets	40,471	110,873
Total current assets	10,684,423	3,076,012
Property and equipment, net	1,249,359	1,287,115
Software license inventory	1,067,500	1,137,500
Other assets	22,400	51,119
Total assets	$13,023,682	$5,551,746
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,863,820	$1,961,195
Accrued compensation	306,405	278,124
Other accrued liabilities	348,124	1,177,142
Derivative liabilities	3,771,310	789
Related party deferred license revenue	-	650,000
Deferred product revenue	-	112,725
Total current liabilities	6,289,659	4,179,975

Other accrued liabilities	273,683	574,722
Related party convertible notes payable	4,338,601	4,338,601
Note payable, net of unamortized discount of $538,786 and $0 at March 31, 2013 and December 31, 2012, respectively	3,750,659	2,000,000
Junior secured notes payable, net of unamortized discounts of $2,797,114 and $2,804,451 at March 31, 2013 and December 31, 2012, respectively	202,886	195,549
Total liabilities	14,855,488	11,288,847
Commitments and contingencies (Note 5)	-	-
Stockholders' deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 57,646,277 and 57,320,447 shares issued and outstanding, respectively, at March 31, 2013; and 48,418,830 and 48,093,000 shares issued and outstanding, respectively, at December 31, 2012	576,462	484,187
Additional paid-in capital	65,716,715	60,953,692
Treasury stock, at cost, 325,830 common shares	(1,679,234)	(1,679,234)
Accumulated deficit	(66,445,749)	(65,495,746)
Total stockholders' deficit	(1,831,806)	(5,737,101)
Total liabilities and stockholders' deficit	$13,023,682	$5,551,746

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Statements of Operations
 (Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
Related party license revenues	$650,000	$650,000
Service revenues	153,946	108,330
Product revenues	460,253	221,669
Total revenues	1,264,199	979,999
Costs and operating expenses:
Cost of product revenues	226,331	101,669
Research and development costs	771,453	689,669
Selling, general, and administrative	1,633,447	1,340,103
Total costs and operating expenses	2,631,231	2,131,441
Operating loss	(1,367,032)	(1,151,442)
Other income (expense):
Gain on change in fair value of derivative liabilities	1,497,443	-
Loss on note payable modification	(1,356,177)	-
Other income, net	374,333	1,170
Interest income	7,119	1,619
Interest expense	(105,689)	(2,325,736)
Net loss	$(950,003)	$(3,474,389)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.02)	$(0.14)
Weighted average shares outstanding:
Basic and diluted	54,860,923	25,187,547

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Statement of Stockholders’ Deficit
Three Months Ended March 31, 2013
 (Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balances, January 1, 2013	48,093,000	$484,187	$60,953,692	$(1,679,234)	$(65,495,746)	$(5,737,101)
January 2013 Private Placement	9,201,684	92,017	4,444,814	-	-	4,536,831
Employee share-based compensation	-	-	318,467	-	-	318,467
Net settlement warrant exercises	25,763	258	(258)	-	-	-
Net loss for the three months ended March 31, 2013	-	-	-	-	(950,003)	(950,003)
Balances, March 31, 2013	57,320,447	$576,462	$65,716,715	$(1,679,234)	$(66,445,749)	$(1,831,806)

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(950,003)	$(3,474,389)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and license amortization	114,569	98,633
Share-based compensation	318,467	229,855
Gain on change in fair value of derivative liabilities	(1,497,443)	-
Loss on loan modification	1,356,177	-
Amortization and write-off of debt issuance costs and original issue discounts	12,375	2,058,746
Increase (decrease) in cash resulting from changes in:
Accounts receivable	61,387	242,950
Inventory	(156,265)	(20,596)
Prepaid expenses and other current assets	47,639	(37,155)
Other assets	22,763	1,101
Accounts payable and accrued expenses	(809,707)	(333,165)
Deferred revenue	(762,725)	(650,000)
Net cash flows from operating activities	(2,242,766)	(1,884,020)
Cash flows from investing activities:
Purchases of property and equipment	(7,986)	(4,521)
Net cash flows from investing activities	(7,986)	(4,521)
Cash flows from financing activities:
Net proceeds from private placement, net of issuance costs	9,829,014	-
Proceeds from issuance of convertible notes payable, net of issuance costs	-	3,424,950
Net cash flows from financing activities	9,829,014	3,424,950
Net change in cash and cash equivalents	7,578,262	1,536,409
Cash and cash equivalents, beginning of period	1,620,005	145,478
Cash and cash equivalents, end of period	$9,198,267	$1,681,887

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$5,457	$-

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Statements of Cash Flows
(Unaudited)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

•	In February 2012, the terms of related party notes payable were modified and accrued interest of $838,601 was added to the principal balances of the original notes.

•
Upon the effectiveness of the Company’s Form 10 registration statement in February 2012, the principal balance of convertible notes payable totaling $10,811,500 and the related accrued interest of $974,311 were converted into shares of the Company’s common stock.  In addition, unamortized debt discounts totaling $405,602 at the conversion date related to the relative fair value of warrants issued in connection with the issuance of the convertible notes (originally accounted for as equity) were offset against additional paid-in capital.

•
In February 2012, warrants with a fair value of $237,299 (recorded as deferred financing costs and additional paid-in capital) were issued to the placement agent and its sub-placement agents in connection with the Company’s sale of units consisting of secured convertible notes and common stock warrants.

•
In January and February 2012, both the $383,204 relative fair value of warrants and the $383,204 intrinsic value of the beneficial conversion feature associated with notes issued by the Company in an offering of units were recorded as additional paid-in capital and a discount to the convertible notes payable.

•
ClearPoint reusable components were transferred from inventory to loaned systems, which is a component of property and equipment, with costs of $64,327 and $29,626 during the three months ended March 31, 2013 and 2012, respectively.

•
In March 2013, the Company entered into a loan modification in which accrued interest of $389,444 was added to the principal balance of a note payable and the principal balance of the note payable was also increased by an additional $1,900,000 (see Note 4).

•	In recording the January 2013 private placement transaction, deferred financing costs of $24,219 were netted against the proceeds recorded to additional paid-in capital.

See accompanying notes.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
 (Unaudited)

1.    Description of the Business and Liquidity

MRI Interventions, Inc. (the “Company”) is a medical device company focused on the development and commercialization of technology that enables physicians to see inside the brain and heart using direct, intra-procedural magnetic resonance imaging (“MRI”), guidance while performing minimally invasive surgical procedures. The Company was incorporated in the State of Delaware on March 12, 1998.

The Company’s ClearPoint system, an integrated system comprised of reusable components and disposable products, is designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. In 2010, the Company received 510(k) clearance from the Food and Drug Administration (“FDA”) to market the ClearPoint system in the United States for general neurological interventional procedures. The Company’s ClearTrace system is a product candidate under development that is designed to allow catheter-based minimally invasive procedures in the heart to be performed in an MRI suite. The Company has also entered into exclusive licensing and development agreements with affiliates of Boston Scientific Corporation (“BSC”), pursuant to which BSC may incorporate certain of the Company’s MRI-safety technologies into BSC’s implantable leads for cardiac and neurological applications.

Liquidity and Management’s Plans

For the three months ended March 31, 2013 and for the year ended December 31, 2012, the Company incurred net losses of $950,003 and $5,707,136, respectively, and the cumulative net loss since the Company’s inception through March 31, 2013 was $66,445,749. The Company expects such losses to continue through at least the year ended December 31, 2013 as it continues to commercialize its ClearPoint system and pursue research and development activities. Net cash used in operations was $2,242,766 and $7,433,816, for the three months ended March 31, 2013 and for the year ended December 31, 2012, respectively. Since inception, the Company has financed its activities principally from the sale of equity securities, the issuance of convertible notes and license arrangements.

The Company’s primary financing activities during the three months ended March 31, 2013 and the year ended December 31, 2012 were:

•	the January 2013 equity private placement (see Note 5), which resulted in net proceeds of $9,829,014;

•	the July 2012 equity private placement, which resulted in net proceeds of $5,516,495;

•	the unit offering the Company completed in February 2012, which resulted in net proceeds of $4,946,560, $3,424,950 of which were received in 2012 and $1,521,610 of which were received in 2011.

While the Company expects to continue to use cash in operations, the Company believes its existing cash and cash equivalents at March 31, 2013 of $9,198,267, combined with cash generated from product and service revenues, will be sufficient to meet the Company’s anticipated cash requirements through at least March 2014. During the remainder of 2013, the Company plans to increase its spending on sales and marketing activities as it completes the commercial rollout of its ClearPoint system, from which the Company expects to increase ClearPoint system product revenues. Certain planned expenditures are discretionary and could be deferred if the Company is required to do so to fund critical operations. The sale of additional equity or convertible debt securities will likely result in dilution to the Company’s current stockholders. To the extent the Company’s available cash and cash equivalents are insufficient to satisfy its long-term operating requirements, the Company will need to seek additional sources of funds, from the sale of additional equity, debt or other securities or through a credit facility, or modify its current business plan. There can be no assurances that the Company will be able to obtain additional financing on commercially reasonable terms if at all.

2.    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) have been prepared on a basis consistent with the Company’s December 31, 2012 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The condensed financial statements have been prepared in accordance with Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. The results of operations for the three month period ended March 31, 2013 may not be indicative of the results to be expected for the entire year or any future periods.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
 (Unaudited)

Fair Value Measurements

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to their short maturities.

The table below reflects the carrying values and the estimated fair values of the Company’s outstanding notes payable at March 31, 2013:

	Carrying Value	Estimated Fair Value
Related party BSC convertible notes payable	$4,338,601	$3,723,635
Note payable (see Note 4)	3,750,659	3,750,659
Junior secured notes payable	202,886	1,968,078

The difference between the carrying value of the related party BSC convertible notes payable, which is equal to the face value due to troubled debt restructuring accounting, and the estimated fair value is attributable to the fact that no interest is charged per the terms of the convertible notes payable, which is below market. The difference between the carrying value and the fair value of the junior secured notes payable relates primarily to an unamortized debt discount. This discount resulted from the relative fair value assigned to the junior secured notes payable at the time of issuance, as the notes were issued in connection with a unit offering, with the units consisting of a note payable and shares of the Company’s common stock.

The Company measures certain financial assets and liabilities at fair value on a recurring basis. GAAP provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (“Level 1”), the next priority is given to quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability (“Level 2”), and the lowest priority to unobservable inputs (“Level 3”). See Note 5 for fair value information related to the Company’s derivative liabilities, which are the only assets or liabilities carried at fair value by the Company on a recurring basis at March 31, 2013.  The table below reflects the level of the inputs used in the Company’s fair value calculation for instruments carried at fair value.

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Derivative liability - warrants	$-	$3,771,310	$-	$3,771,310
Derivative liability - conversion option	-	-	-	-

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
 (Unaudited)

Inventory

Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. All items included in inventory relate to the Company’s ClearPoint system. Software license inventory that is not expected to be utilized within the next twelve months is classified as a non-current asset.  The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potential obsolete items.

Revenue Recognition

The Company’s revenues arise from: (1) the sale of ClearPoint system reusable components, including associated installation services; (2) sales of ClearPoint disposable products; and (3) license and development arrangements. The Company recognizes revenue, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is probable and risk of loss has transferred to the customer. For all sales, the Company requires either a purchase agreement or a purchase order as evidence of an arrangement.

(1)      Sale of ClearPoint system reusable components – Generally, revenues related to ClearPoint system sales are recognized upon installation of the system and the completion of training of at least one of the customer’s physicians, which typically occurs concurrently with the ClearPoint system installation. ClearPoint system reusable components include software. This software is integral to the utility of the ClearPoint system as a whole, and as such, the provisions of FASB ASC 985-605, “Software Revenue Recognition,” are not applicable. Sales of reusable components that have stand-alone value to the customer are recognized when risk of loss passes to the customer. Sales of reusable components to a distributor that has been trained to perform ClearPoint system installations are recognized at the time risk of loss passes to the distributor.

(2)       Sales of ClearPoint disposable products – Revenues from the sale of ClearPoint disposable products utilized in procedures performed using the ClearPoint system are recognized at the time risk of loss passes, which is generally at shipping point or upon delivery to the customer’s location, depending upon the specific terms agreed upon with each customer.

(3)      License and development arrangements - The Company analyzes revenue recognition on an agreement by agreement basis as discussed below.

•
Related Party Revenue Recognition under BSC Cardiac Agreement – The Company analyzed whether the deliverables under the arrangement represent separate units of accounting as defined by GAAP. Application of GAAP regarding Multiple-Element Arrangements requires management to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship. The Company determined it did not and does not have clear and objective evidence of fair value of the various elements of the agreement and, therefore, under these standards, the deliverables were treated as one unit of accounting.

The Company defers recognition of non-refundable upfront license fees if there are continuing performance obligations without which the technology, know-how, rights, products or services conveyed in conjunction with the non-refundable fees have no utility to the licensee that could be considered separate and independent of the Company’s performance under other elements of the arrangement. Since the Company had continuing involvement through research and development services that were required because the Company’s know-how and expertise related to the technology were proprietary, such upfront fees were deferred and recognized over the estimated period of continuing involvement on a straight-line basis. The Company recognized $650,000 in related party license fee revenue during the three months ended March 31, 2013 and 2012, and there were no remaining amounts recorded as deferred related party license revenue at March 31, 2013 as the Company’s period of continuing involvement ended.

Amounts to be received related to substantive, performance-based milestones in research and development arrangements under the agreement will be recognized upon receipt. Future product royalty income related to the agreement will be recognized as the related products are sold and amounts are payable to the Company.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
 (Unaudited)

•
Service Revenues – In 2011, the Company entered into an agreement to provide development services to a third party. Under this agreement, the Company earns revenue equal to costs incurred for outside expenses related to the development services provided, plus actual direct internal labor costs (including the cost of employee benefits), plus an overhead markup of the direct internal labor costs incurred. Revenue is recognized in the period in which the Company incurs the related costs. During the three months ended March 31, 2013 and 2012, the Company recorded service revenues of approximately $154,000 and $98,000, respectively, related to this agreement. From time to time, the Company may also perform development services for other third parties evidenced by either a development agreement or a purchase order. During the three months ended March 31, 2012, the Company recorded revenues totaling $10,000 for such services.

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

	As of March 31,
	2013	2012
Stock options	6,442,127	3,503,811
Warrants	13,313,678	4,776,982
Shares under convertible note agreements	542,325	3,662,037
	20,298,130	11,942,830

New Accounting Pronouncements

In February 2013, the FASB issued guidance that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance were effective prospectively as of the beginning of our 2013 fiscal year. The adoption of this standard update is not expected to have an impact on the Company’s financial statements.

3.    Inventory

Inventory consists of the following as of:

	March 31, 2013	December 31, 2012
Work in process	$543,945	$494,290
Software license inventory	379,500	344,500
Finished goods	138,195	60,912
Inventory included in current assets	1,061,640	899,702
Software license inventory	1,067,500	1,137,500
	$2,129,140	$2,037,202

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
 (Unaudited)

4.    Note Payable Modification

In April 2011, the Company issued a $2,000,000 subordinated secured convertible note (“April 2011 Note”) to a medical device co-development partner (“Strategic Partner”). Upon issuance, the April 2011 Note was scheduled to mature in April 2016, unless earlier converted, and it accrued interest at the rate of 10% per year. The April 2011 Note was amended in February 2012, among other things, to provide the Strategic Partner the option to convert the April 2011 Note into shares of the Company’s common stock at a conversion price of $0.60 per share at any time on or before February 23, 2013.

On February 21, 2013, the Strategic Partner delivered notice to the Company of its election to convert the April 2011 Note into shares of the Company’s common stock at the conversion price of $0.60 per share. However, prior to the issuance of those conversion shares, on March 6, 2013, the Company and the Strategic Partner entered into a loan modification.  As a result of that loan modification, the Strategic Partner revoked its election to convert the April 2011 Note into shares of common stock. Under the loan modification, the Company issued an amended and restated subordinated secured convertible note to the Strategic Partner (the “Amended and Restated Note”) which amended the April 2011 Note (i) to remove the equity conversion feature, such that the Amended and Restated Note is not convertible into any shares of the Company’s capital stock, (ii) to reduce the interest rate, beginning March 6, 2013, from 10% per year to 5.5% per year, (iii) to ease certain restrictive loan covenants, and (iv) to reflect a new note principal balance of $4,289,444, which represents the sum of (A) the original principal balance of the April 2011 Note in the amount of $2,000,000, plus (B) interest accrued under the April 2011 Note through March 6, 2013 in the amount of $389,444, plus (C) $1,900,000. The Amended and Restated Note completely replaced and superseded the April 2011 Note.  The Amended and Restated Note matures in April 2016, and principal and accrued interest under the Amended and Restated Note is payable in a single installment upon maturity.  Like the April 2011 Note, the Amended and Restated Note is secured by a security interest in the assets of the Company, which security interest is junior and subordinate to the security interest that secures the notes issued by the Company to BSC.

The Company has applied guidance in FASB ASC 470-50, “Debt Modifications and Extinguishments,” which requires calculating the fair value of the Amended and Restated Note, as of the loan modification date, based on the amended terms. At the time of the loan modification, the fair value of the Amended and Restated Note, with its principal balance of $4,289,444, was $3,745,621.  The difference between the fair value of the Amended and Restated Note immediately following the loan modification and the carrying value of the April 2011 Note and related accrued interest immediately prior to the loan modification resulted in a charge to other expense of $1,356,177 in the statement of operations during the three months ended March 31, 2013.  The $543,823 difference between the principal amount of the Amended and Restated Note and the fair value of the Amended and Restated Note on the date of the loan modification was recorded as a debt discount and will be amortized to interest expense using the effective interest method over the term of the Amended and Restated Note.

5.    Stockholders’ Equity

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

In the January Financing Transaction, the Company sold to the investors 9,201,684 shares of common stock, together with warrants to purchase 4,600,842 shares of common stock, for aggregate gross proceeds of $11,042,021, before commissions and offering expenses. Non-employee directors of the Company invested a total of $402,000 in the January Financing Transaction. Each warrant is exercisable for five years from the date of issuance and has an exercise price of $1.75 per share, subject to adjustment from time to time for stock splits or combinations, stock dividends, stock distributions, recapitalizations and other similar transactions. In the event the Company issues shares of its common stock or common stock equivalents in a financing transaction after the January Financing Transaction at a price below the then prevailing warrant exercise price, the exercise price of the warrants will be adjusted downward to the price at which the Company issues the common stock or common stock equivalents.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
 (Unaudited)

Additionally, the warrants contain a net-cash settlement feature which gives the warrant holder the right to net-cash settlement in the event certain transactions occur. The Company applied guidance in ASC 815-40, “Contracts in Entity's Own Equity,” to account for the net-cash settlement provision of the warrants. Under ASC 815-40, financial instruments which require net-cash settlement are recorded as an asset or a liability.  As such, a portion of the net proceeds of the January Financing Transaction was recorded as a derivative liability. Pursuant to the net-cash settlement provision of the warrants, if such a transaction occurs the warrant holder will be entitled to a value calculated under the Black-Scholes valuation model using (i) an expected volatility equal to the greater of 100% and the 100-day volatility obtained from the HVT function on Bloomberg, (ii) an expected term equal to the remaining term of the warrant, and (iii) an interest rate equal to the U.S. Treasury risk-free rate for the term of the lesser of the remaining term of the warrant or twenty-four months. The fair value of this derivative liability will be calculated each reporting period and the liability adjusted through charges or credits to the statements of operations. The assumptions used in the Black-Scholes calculations were as follows:

	Transaction Date	March 31, 2013
Dividend yield	0%	0%
Expected volatility	100.00%	100.00%
Risk free interest rate	0.28%	0.25%
Expected remaining term (years)	5	4.83
Common stock price	$1.58	$1.21

The change in the fair value of the warrants issued in the January Financing Transaction is reflected below:

Fair value on transaction date	$5,267,964
Decrease in fair value	1,496,654
Fair value at March 31, 2013	$3,771,310

The Company’s placement agents earned commissions of $1,104,202 and the Company incurred other transaction costs of $133,024 related to the January Financing Transaction.

In connection with the January Financing Transaction, the Company entered into a registration rights agreement with the investors pursuant to which the Company filed a registration statement with the SEC covering the resale of the shares of common stock and the shares of common stock underlying the warrants issued in the financing. The Company must bear the costs, including legal and accounting fees, associated with the registration of those shares. If the Company fails to continuously maintain the effectiveness of the registration statement (with certain permitted exceptions), the Company will incur certain damages to the investors, up to a maximum amount of 12% of the investors’ investments in the January Financing Transaction, or approximately $1,300,000.

Stock Options

In February 2012, the stockholders of the Company approved the creation of a new share-based incentive plan (the “2012 Plan”). Following stockholder approval of the 2012 Plan, no new grants under the Company’s prior stock plans were made. A total of 3,000,000 shares of the Company’s common stock are reserved for issuance under the 2012 Plan, of which awards as to 2,957,400 shares had been made as of March 31, 2013.  Thus, 42,600 shares remained available for award grants as of March 31, 2013 under the 2012 Plan.

MRI INTERVENTIONS, INC.
Notes to Condensed Financial Statements
 (Unaudited)

Activity under all of the Company’s equity compensation plans during the three months ended March 31, 2013 is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2013	6,432,127	$1.58
Issued	10,000	1.45
Outstanding at March 31, 2013	6,442,127	$1.58

The estimated grant date fair values of options granted under the 2012 Plan during the three months ended March 31, 2013 were calculated using the Black-Scholes valuation model, based on the following assumptions:

Dividend yield	0%
Expected Volatility	45.41%
Risk free Interest rates	0.99%
Expected lives (years)	6.0

The Company records share-based compensation expense on a straight-line basis over the vesting period. Employee share-based compensation expense for the three months ended March 31, 2013 and 2012, was $318,467 and $229,855, respectively. As of March 31, 2013, there was unrecognized compensation expense of $1,639,708 related to outstanding stock options which is expected to be recognized over a weighted average period of approximately 1.6 years.

On March 5, 2013, the Company’s Board of Directors adopted a new share-based incentive plan (the “2013 Plan), subject to the approval of the Company’s stockholders.  A total of 1,250,000 shares are reserved for issuance under the 2013 Plan.

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the three months ended March 31, 2013 is as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2013	8,763,836	$0.95
Issued	4,600,842	1.75
Exercised	(51,000)	0.95
Outstanding at March 31, 2013	13,313,678	1.23

During the three months ended March 31, 2013, warrants were exercised on a net settlement basis which resulted in the Company withholding 25,237 shares out of the warrants exercised for 51,000 shares of the Company’s common stock.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report.

Overview

We are a medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain and heart under direct, intra-procedural magnetic resonance imaging, or MRI, guidance. We have two product platforms. Our ClearPoint system, which is in commercial use in the United States and Europe, is used to perform minimally invasive surgical procedures in the brain. We anticipate that the ClearTrace system, which is still in development, will be used to perform minimally invasive surgical procedures in the heart. Both systems utilize intra-procedural MRI to guide the procedures. Both systems are designed to work in a hospital’s existing MRI suite. We believe that our two product platforms, subject to appropriate regulatory clearance and approval, will deliver better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system.

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. In 2011, we also obtained CE marking approval for the ClearPoint system, which enables us to sell the ClearPoint system in the European Union. Substantially all of our product revenues for 2012 and 2011 and the three months ended March 31, 2013 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system, and, therefore, we have not generated revenues from sales of that product candidate. In 2008, we received licensing fees totaling $13.0 million from Boston Scientific for our MRI-safety technologies, which we used to finance our operations and internal growth. We have also financed our operations and internal growth through private placements of securities, borrowings and interest earned on the net proceeds from our private placements and the Boston Scientific licensing fees. Prior to 2008, we were a development stage enterprise. We have incurred significant losses since our inception in 1998 as we devoted substantial efforts to research and development. As of March 31, 2013, we had an accumulated deficit of $66.4 million. We expect to incur losses through at least December 31, 2013, and we may continue to incur losses thereafter, as we commercialize our ClearPoint system products, continue to develop our product candidates and expand our business generally.

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

Since inception, the most significant source of our revenues has been related to our collaborative agreements with Boston Scientific, principally from recognition of the $13.0 million of licensing fees, which we received in 2008. Revenues associated with these licensing fees were recognized on a straight-line basis over a five year period, representing our estimated period of continuing involvement in the development activities, which ended at March 31, 2013. Any additional payments related to substantive, performance-based milestones that may be received under the agreement regarding implantable cardiac leads will be recognized upon receipt. These revenue recognition policies are more fully described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012 which we filed with the SEC on March 11, 2013.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing and prototyping of our ClearPoint system products and our product candidates. This includes: the salaries, travel and benefits of research and development personnel; materials and laboratory supplies used by our research personnel; consultant costs; sponsored contract research and product development with third parties; and licensing costs. We anticipate that, over time, our research and development expenses may increase as we: (1) continue our product development efforts for the ClearTrace system; (2) continue to develop enhancements to our ClearPoint system; and (3) expand our research to apply our technologies to additional product applications. From our inception through March 31, 2013, we have incurred approximately $38 million in research and development expenses.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of: salaries, sales incentive payments, travel and benefits; share-based compensation; professional fees, including fees for attorneys and outside accountants; occupancy costs; insurance; marketing costs; and other general and administrative expenses, which include corporate licenses, director fees, hiring costs, taxes, postage, office supplies and meeting costs. We expect our selling, general and administrative expenses to increase due to costs associated with the commercialization of our ClearPoint system, increased headcount necessary to support our continued growth in operations, and the operational and regulatory burdens and costs associated with operating as a public company.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2013 as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012 which we filed with the SEC on March 11, 2013.

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	Three Months Ended March 31,		Percentage
($s in thousands)	2013	2012	Change
Revenues	$1,264	$980	29%
Cost of product revenues	226	102	122%
Research and development costs	771	690	12%
Selling, general and administrative expenses	1,633	1,340	22%
Other income (expense):
Gain on change in fair value derivative liability	1,497	-	NM
Loss on loan modification	(1,356)	-	NM
Other income, net	374	1	NM
Interest expense, net	(99)	(2,323)	(96)%
Net loss	(950)	(3,474)	(73)%

NM= not meaningful

Revenues. Revenues were $1.3 million for the three months ended March 31, 2013, and $980,000 for the same three month period in 2012, an increase of $284,000, or 29%.  License fee revenues related to our license agreements with Boston Scientific were $650,000 during both periods.  During the three months ended March 31, 2013 and 2012, we recorded development service revenues of $154,000 and $108,000, respectively, an increase of 43%.  We do not expect the development service revenues to be a long-term ongoing source of revenues. Product revenues for the three months ended March 31, 2013 were $460,000 compared to $222,000, for the same period in 2012, an increase of $238,000, or 107%.  Approximately $113,000 of the product revenues for the three months ended March 31, 2013 relates to the sale of ClearPoint system reusable components.  ClearPoint system disposable component sales for the three months ended March 31, 2013 were $347,000 compared with $222,000 for the same three month period in 2012, an increase of $125,000, or 56%.  The increase in disposable product sales reflects an increasing number of ClearPoint procedures being performed as adoption of the ClearPoint system continues to increase.

Cost of Product Revenues. Cost of product revenues was $226,000 for the three months ended March 31, 2013, compared to $102,000 for the same three month period in 2012, an increase of 122%. The increase in cost of product revenues was greater than the increase in product revenues due to product mix, as margins on ClearPoint system reusable components are lower than on disposable components. In addition, depreciation expense for loaned systems under our ClearPoint Placement Program increased by $22,000.

Research and Development Costs.  Research and development costs were $771,000 for the three months ended March 31, 2013, compared to $690,000 for the same three month period in 2012, an increase of $81,000, or 12%.  Spending on software development increased by $93,000 and sponsored research costs increased by $80,000. These increases were partially offset by a decrease of $121,000 related to our Key Personnel Incentive Program.  In June 2012, the program participants’ voluntarily and irrevocably relinquished their rights to receive incentive bonus payments related to performance of services under the program, and they correspondingly discharged us of our obligation to make any and all such service-based payments.  Therefore, no related expense was recorded during the three months ended March 31, 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.6 million for the three months ended March 31, 2013, compared with $1.3 million for the same three month period in 2012, an increase of $293,000, or 22%. Approximately $186,000 of the increase resulted from higher spending on sales and marketing activities, primarily related to additional sales and clinical support personnel. Share-based compensation was higher by $64,000, and the remainder of the increase related to costs associated with our being a public company.

Other Income (Expense), Net. During the three months ended March 31, 2013 we recorded a $1.5 million gain related to the change in the fair value of the derivative liability associated with the warrants we issued in our January 2013 financing transaction. The decrease in the fair value of the derivative liability between the transaction date and March 31, 2013 was almost exclusively due to the decrease in our stock price and the impact the lower stock price had on the Black-Scholes computation.

During the three months ended March 31, 2013 we recorded a loss of $1.4 million related to the March 2013 loan modification, which included a $1.9 million increase to the principal balance of the note, a decrease in the interest rate from 10% to 5.5%, and the elimination of the note’s conversion feature. The $1.4 million loss we recorded represented the difference between the carrying amount of the note and related accrued interest immediately prior to the loan modification and the fair value of the note immediately following the loan modification.

Net other income was $374,000 for the three months ended March 31, 2013, compared with $1,000 for the same three month period in 2012.  Essentially all of the net other income for the three months ended March 31, 2013 related to negotiated reductions in amounts payable to service providers.

Net interest expense for the three months ended March 31, 2013 was $99,000, compared with $2.3 million for the same three month period in 2012. Approximately $2.0 million of the interest expense during the three months ended March 31, 2012 related to the write-off of debt discounts and deferred financing costs associated with convertible notes that converted into shares of our common stock upon the effectiveness of our Form 10 registration statement in February 2012.   The remainder of the decrease relates primarily to the conversion of convertible notes payable into shares of our common stock in February 2012, which notes payable were outstanding during a portion of the three month period ended March 31, 2012. The decrease in net interest expense is also attributable to a February 2012 loan modification pursuant to which the interest rate on our related party notes payable to Boston Scientific was reduced from 10% to 0%.

Liquidity and Capital Resources

For the three months ended March 31, 2013 and the year ended December 31, 2012, we incurred net losses of $1.0 million and $5.7 million, respectively, and the cumulative net loss since our inception through March 31, 2013 was $66.4 million. We expect such losses to continue through at least the year ended December 31, 2013 as we continue to commercialize our ClearPoint system and pursue research and development activities. Net cash used in operations was $2.2 million and $7.4 million for the three months ended March 31, 2013 and year ended December 31, 2012, respectively. Since inception, we have financed our activities principally from the sale of equity securities, the issuance of convertible notes and license arrangements.

Our primary financing activities during the three months ended March 31, 2013 and the year ended December 31, 2012 were:

•	our January 2013 equity private placement, which resulted in net proceeds of $9.8 million;

•	our July 2012 equity private placement, which resulted in net proceeds of $5.5 million;

•	the unit offering we completed in February 2012, which resulted in net proceeds of $4.9 million, $3.4 million of which we received in 2012 and $1.5 million of which we received in 2011.

While we expect to continue to use cash in operations, we believe our existing cash and cash equivalents at March 31, 2013 of $9.2 million, combined with cash generated from product and service revenues, will be sufficient to meet our anticipated cash requirements through at least March 2014. During 2013, we plan to increase our spending on sales and marketing activities as we complete the commercial rollout of our ClearPoint system, from which we expect to increase ClearPoint product revenues. Certain planned expenditures are discretionary and could be deferred if required to do so to fund critical operations. The sale of additional equity or convertible debt securities will likely result in dilution to our current stockholders. To the extent our available cash and cash equivalents are insufficient to satisfy our long-term operating requirements, we will need to seek additional sources of funds, from the sale of additional equity, debt or other securities or through a credit facility, or modify our current business plan. There can be no assurance that we will be able to obtain additional financing on commercially reasonable terms, if at all.

Cash Flows

Cash activity for the three months ended March 31, 2013 and 2012 is summarized as follows:

	Three Months Ended March 31,
($s in thousands)	2013	2012
Cash used in operating activities	$(2,243)	$(1,884)
Cash used in investing activities	(8)	(5)
Cash provided by financing activities	9,829	3,425
Net increase in cash and cash equivalents	$7,578	$1,536

Net cash used in operating activities for both three month periods primarily reflects our net loss for those periods, which was reduced in part by amortization, depreciation and share-based compensation expense, but which increased by the change in deferred revenue.  Net cash used in operating activities for the three months ended March 31, 2013 and 2012 also reflects a use of cash of $810,000 and $333,000, respectively, related to reductions in accounts payable and accrued expenses as we paid down certain outstanding balances.

Net cash provided by financing activities for the three months ended March 31, 2013 relates to the $9.8 million of net proceeds generated from our January 2013 private placement and the $3.4 million of net proceeds during the three months ended March 31, 2012 from our unit offering, which we concluded in February 2012.

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

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to successfully commercialize our products and complete the development of our product candidates. Our future capital requirements will depend on many factors, including, but not limited to, the following:

•	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;

•	the cost of establishing inventories;

•	the effect of competing technological and market developments;

•	the scope, rate of progress and cost of our research and development activities;

•	the achievement of milestone events under, and other matters related to, our agreements with Boston Scientific and Siemens;

•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

•	the cost and timing of any clinical trials;

•	the cost and timing of regulatory filings, clearances and approvals; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, because all of our investments are in short-term bank deposits and institutional money market funds. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income received without significantly increasing risk. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013 there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.    RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report before deciding to invest in our common stock. If any of the following risks actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price of our common stock could decline significantly, and you might lose all or part of your investment. Additional risks and uncertainties that we are unaware of or that we believe are not material at this time could also materially adversely affect our business, results of operations or financial condition.  In any case, the value of our securities could decline, and you could lose all or part of your investment.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K which we filed with the SEC on March 11, 2013.  In addition, the risks described under, and the caption entitled, “We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets or other proprietary information of their former employers.” included under Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 11, 2013 have been removed.

Risks Related to Our Business

We have incurred losses since our inception and we may continue to incur losses. If we fail to generate significant revenues from sales of our products, we may never achieve or sustain profitability.*

As of March 31, 2013, we had an accumulated deficit of approximately $66.4 million. The accumulated deficit has resulted principally from costs incurred in our research and development efforts and general operating expenses. We have incurred significant losses in each year since our inception in 1998. Net losses were approximately $1.0 for the three months ended March 31, 2013, approximately $5.7 million for the year ended December 31, 2012, approximately $8.3 million for the year ended December 31, 2011, and approximately $9.5 million for the year ended December 31, 2010. We may continue to incur operating losses as we continue to invest capital in the sales and marketing of our products, development of our product candidates and development of our business generally.

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

We expect that sales of our ClearPoint system products will account for the vast majority of our revenues for at least the next several years. Our ClearPoint system may not gain broad market acceptance unless we continue to convince physicians, hospitals and patients of its benefits. Moreover, even if physicians and hospitals understand the benefits of our ClearPoint system, they still may elect not to use our ClearPoint system for a variety of reasons, such as the shift in location of the procedure from the operating room to the MRI suite, increased demand for the MRI suite, and the familiarity of the physician with other devices and approaches.

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

We have entered into a co-development and distribution agreement with Brainlab pursuant to which we appointed Brainlab as a distributor of our ClearPoint system products in the United States and Europe. However, there is no assurance that Brainlab will be successful in marketing and selling our ClearPoint system products. Under our agreement, Brainlab is not subject to any minimum sales or other performance requirements.

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

We may not realize the anticipated benefits from our collaborative agreement with Siemens regarding the ClearTrace system.*

In May 2009 we entered into a co-development agreement with Siemens with respect to the development of the hardware and MRI software necessary for the ClearTrace system. Development efforts are ongoing, and there can be no assurance that development efforts will be successful or that development of the ClearTrace system hardware and MRI software will be completed. The progress of the development efforts for the ClearTrace system, including both the hardware and the MRI software, has been, and may continue to be, negatively impacted by our focus on the commercialization of our ClearPoint system.

Under our co-development agreement, through March 31, 2013 we had paid Siemens approximately $1.4 million in connection with Siemens’ MRI software development work. The co-development agreement provides that, once the software for the ClearTrace system is commercially available, Siemens will pay us a fixed amount for each software license sold by Siemens until we recoup our investment in the software. However, if our agreement with Siemens is terminated, or if Siemens does not commercialize the software, we will not recover our investment in the software.

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

Assuming successful completion of development activities, we anticipate that the initial market for the ClearTrace system would be the European Union and, at the appropriate time, we would expect to seek CE marking approval for the ClearTrace system. The ClearTrace system consists of several components, including an ablation catheter. The FDA has determined that ablation catheters specifically indicated to treat atrial fibrillation require the submission of a PMA. Therefore, in the United States, we would be required to pursue the PMA process in order to specifically indicate our ablation catheter for the treatment of atrial fibrillation.

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

The funding requirements for our business will depend on many factors, including:

•	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;

•	the cost of establishing product inventories;

•	the effect of competing technological and market developments;

•	the scope, rate of progress and cost of our research and development activities;

•	the achievement of milestone events under, and other matters related to, our agreements with Boston Scientific and Siemens;

•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

•	the cost and timing of any clinical trials;

•	the cost and timing of regulatory filings, clearances and approvals; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Raising additional capital  may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

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

We will be required to assign some of our intellectual property to Boston Scientific if we fail to satisfy certain financial requirements.*

During 2009, Boston Scientific loaned us $3.5 million pursuant to the terms of three convertible promissory notes. Those loans mature in October, November and December 2014, respectively. While those loans remain outstanding, we must comply with the following requirements: (1) we must pay when due all of our payroll obligations; (2) we must not suffer an event of default under any indebtedness for borrowed money; and (3) we must have a net working capital ratio, which is defined as our current assets divided by our current liabilities other than deferred revenue, of at least 0.80 as of the end of April 2013 and as of the end of each month thereafter.

If we fail to meet any of those requirements while our loans from Boston Scientific are outstanding, we will be required to assign Boston Scientific title to the patents and patent applications that we own and that we license to Boston Scientific. However, upon any such assignment to Boston Scientific, Boston Scientific will grant us an exclusive, royalty-free, perpetual worldwide license to the same patents and patent applications in all fields of use outside neuromodulation and implantable medical leads for cardiac applications. As of March 31, 2013, our licensing arrangements with Boston Scientific included seven wholly-owned issued United States patents, two wholly-owned pending United States patent applications, nine wholly-owned issued foreign patents, five wholly-owned pending foreign patent applications, eight co-owned issued United States patents, eight co-owned pending United States patent applications, 14 co-owned issued foreign patents and 15 co-owned pending foreign patent applications.

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

Our products may in the future be subject to product recalls that could harm our reputation, business operating results and financial condition. Likewise, products that are manufactured and sold by third parties and that are needed for procedures in which physicians use our products also may be subject to recalls, which could adversely impact our business, operating results and financial condition.*

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design, manufacture or labeling. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. We may initiate certain voluntary recalls involving our products in the future. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. If we determine that certain of those recalls do not require notification to the FDA, the FDA may disagree with our determinations and require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement actions against us, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. Regulatory investigations or product recalls could also result in our incurring substantial costs, losing revenues and implementing a change in the design, manufacturing process or the indications for which our products may be used, each of which would harm our business.

In addition, products that are manufactured and sold by other companies and that are needed for procedures in which physicians use our ClearPoint system also could become subject to a recall.  Our ClearPoint system is designed to enable a range of minimally-invasive procedures in the brain.  Those procedures involve insertion of a catheter, probe, electrode or other similar device into a target region of the brain, and most of those devices are manufactured and sold by other companies.  Any of those devices may become the subject of a recall, whether required by the FDA or a foreign governmental body or initiated by the third party manufacturer.  The shortage or absence of any of those devices in the marketplace could adversely impact the number of procedures performed by physicians using our ClearPoint system, which would adversely impact our financial condition and results of operations.

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

We obtained 510(k) clearance of our ClearPoint system from the FDA for a general neurological intervention claim. This general neurological intervention indication is the same indication for use that applies to other devices that have traditionally been used in the performance of stereotactic neurological procedures. Unless and until we receive regulatory clearance or approval for use of our ClearPoint system in specific procedures, uses in procedures other than general neurological interventional procedures, such as biopsies and catheter and electrode insertions, may be considered off-label uses of our ClearPoint system.

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

•
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, in addition to the privacy and security rules normally associated with HIPAA, established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services.

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

We may from time to time have agreements with physicians that could be scrutinized or could be subject to reporting requirements in the future, including consulting contracts in which we compensate physicians for various services, which could include:

•	providing training and other similar services on the proper use of our products.

•	advising us with respect to the commercialization of products in their respective fields;

•	keeping us informed of new developments in their respective fields of practice;

•	advising us on our research and development projects related to their respective fields;

•	advising us on improvements to methods, processes and devices related to their respective fields (such as advice on the development of prototype devices); and

•	assisting us with the technical evaluation of our methods, processes and devices related to their respective fields.

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

•
The federal Health Information Technology for Economic and Clinical Health Act, or HITECH, which strengthens and expands the HIPAA Privacy and Security Rules and its restrictions on use and disclosure of patient identifiable health information, including imposing liability on business associates of covered entities.

•	Both HITECH and most states have data breach laws that necessitate the notification in certain situations of a breach that compromises the privacy or security of personal information.

•	Other federal and state laws restricting the use and protecting the privacy and security of patient information may apply, many of which are not preempted by HIPAA.

•
Federal and state consumer protection laws are being applied increasingly by the United States Federal Trade Commission and state attorneys general to regulate the collection, use, storage and disclosure of personal or patient information, through websites or otherwise, and to regulate the presentation of website content.

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

We will conduct a significant portion of our activities, including component processing, final assembly, packaging and distribution activities for our ClearPoint system, at our facility located in Irvine, California, which is a seismically active area that has experienced major earthquakes in the past, as well as other natural disasters, including wildfires. We have taken precautions to safeguard our facility, including obtaining business interruption insurance. However, any future natural disaster, such as an earthquake or a wildfire, could significantly disrupt our operations, and delay or prevent product assembly and shipment during the time required to repair, rebuild or replace our facility, which could be lengthy and result in significant expenses. Furthermore, the insurance coverage we maintain may not be adequate to cover our losses in any particular case or continue to be available at commercially reasonable rates and terms. In addition, our facility may be subject to shortages of electrical power, natural gas, water and other energy supplies. Any future shortage or conservation measure could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

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

Our common stock is defined as “penny stock” under the the Exchange Act and its rules. The SEC has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

•	a broker-dealer must deliver, prior to the transaction, a disclosure schedule prepared by the SEC relating to the penny stock market;

•	a broker-dealer must disclose the commissions payable to the broker-dealer and its registered representative;

•	a broker-dealer must disclose current quotations for the securities;

•
a broker-dealer must furnish its customer with monthly statements disclosing recent price information for all penny stocks held in the customer’s account and information on the limited market in penny stocks.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.*

In August 2012 and February 2013, we filed registration statements with the SEC covering certain outstanding shares of our common stock and shares of our common stock underlying certain warrants held by some of our existing securityholders. Those registration statements became effective in September 2012 and March 2013, respectively, and as such all of the shares of our common stock covered by the registration statements are freely transferable, unless held by an affiliate of ours.  In addition to the shares of our common stock covered by those registration statements, as of April 30, 2013, approximately 34.6 million of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act. Of those shares, approximately 10.4 million shares were held by our affiliates and a former affiliate and approximately 24.2 million shares were held by non-affiliates of the company. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of common stock pursuant to the registration statements, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

In addition, in August 2012 we filed a registration statement on Form S-8 to register the shares issuable upon exercise of outstanding options or reserved for issuance under our stock option plans. That registration statement became effective when filed.

Our directors, executive officers and their respective affiliates have substantial control over us and could delay or prevent a change in corporate control.*

As of April 30, 2013, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, 18.8% of our common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

           In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in broad range of business combinations with any stockholder who owns, or at any time in the last three years owned, 15% or more of our outstanding voting stock, for a period of three years following the date on which the stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are working with our independent legal and accounting advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate controls and financial reporting and accounting systems, including requirements under the Sarbanes-Oxley Act. Despite recent reforms as a result of the enactment of the JOBS Act, we will incur costs associated with our public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and any securities exchange on which our stock trades, particularly after we are no longer an emerging growth company. We may need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors, our board committees or as executive officers.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 18, 2013, we entered into a securities purchase agreement with certain accredited investors for the private placement of shares of our common stock and warrants to purchase shares of our common stock, at a purchase price of $1.20 per unit.  Each unit consisted of one share of common stock and a warrant to purchase one-half share of common stock.  William Blair & Company, L.L.C. served as lead placement agent, First Analysis Securities Corporation served as co-lead placement agent, and Brookline Group LLC served as co-placement agent, for the financing transaction.  In the financing transaction, which we completed on January 25, 2013, we sold to the investors approximately 9.2 million shares of common stock, together with warrants to purchase approximately 4.6 million shares of common stock, for aggregate gross proceeds of $11.0 million. The warrants we issued to investors are exercisable for five years from the date of issuance and have an exercise price of $1.75 per share, subject to adjustment as provided therein.  As a result of the financing transaction, the placement agents earned commissions of approximately $1.1 million.

During the three months ended March 31, 2013, holders of warrants to purchase an aggregate of 51,000 shares of our common stock exercised their warrants.  Those warrants, having a weighted average exercise price of $0.95 per share, were exercised on a cashless basis.  Therefore, exercise of the warrants resulted in the net issuance of only 25,763 shares of our common stock.

We claimed exemption from registration under the Securities Act for the sales and issuances of the securities in the transactions described above by virtue of Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D adopted thereunder.  Such sales and issuances did not involve any public offering, were made without general solicitation or advertising and each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment. In addition, for cashless exercise of warrants as described above, we also claimed exemption from registration pursuant to Section 3(a)(9) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2013

MRI INTERVENTIONS, INC.

By:	/s/ Kimble L. Jenkins
Kimble L. Jenkins
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David W. Carlson
David W. Carlson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

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

10.7	Security Agreement by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of October 14,2011 (2)

10.8+	Form of Indemnification Agreement (2)

Exhibit Number	Description
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

10.13†	Technology License Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc. (2)

10.14†	Development Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc. (2)

10.15†	Cooperation and Development Agreement, dated as of May 4, 2009, by and between SurgiVision, Inc. and Siemens Aktiengesellschaft, Healthcare Sector (6)

10.16	Consulting Agreement with Dr. Paul Bottomley (4)

10.17†	Co-Development and Distribution Agreement dated as of April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG, as amended by that certain First Amendment dated as of July 18, 2011 (6)

10.18†	Master Security Agreement dated April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG (2)

10.19†	Patent License Agreement – Nonexclusive entered into on or around April 27, 2009 by and between SurgiVision, Inc. and National Institutes of Health (2)

10.20†	Master Services and Licensing Agreement dated as of July 20, 2007 by and between SurgiVision, Inc. and Cedara Software Corp., as amended by that certain First Amendment dated January 18, 2011 (6)

10.21†	Exclusive License Agreement entered into on or around June 30, 2008 by and between SurgiVision, Inc. and The Johns Hopkins University (2)

10.22†	Exclusive License Agreement entered into on or around June 30, 2008 by and between SurgiVision, Inc. and The Johns Hopkins University (2)

10.23†	Exclusive License Agreement entered into on or around June 30, 2008 by and between SurgiVision, Inc. and The Johns Hopkins University (2)

Exhibit Number	Description
10.24	Loan Agreement dated as of October 16, 2009 by and between SurgiVision, Inc. and Boston Scientific Corporation (2)

10.25†	Patent Security Agreement dated as of October 16, 2009 by and between SurgiVision, Inc. and Boston Scientific Corporation (2)

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

10.39	Separation Agreement, dated as of May 8, 2012, by and between John Keane and MRI Interventions, Inc. (7)

10.40	Employment Agreement, dated as of June 19, 2012, by and between Kimble L. Jenkins and MRI Interventions, Inc. (8)

Exhibit Number	Description
10.41+	Employment Agreement, dated as of June 19, 2012, by and between Peter G. Piferi and MRI Interventions, Inc. (8)

10.42+	Employment Agreement, dated as of June 19, 2012, by and between David W. Carlson and MRI Interventions, Inc. (8)

10.43+	Employment Agreement, dated as of June 19, 2012, by and between Oscar L. Thomas and MRI Interventions, Inc. (8)

10.44†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc. (9)

10.45	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the purchasers named therein (5)

10.46	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the purchasers named therein (5)

10.47+	Employment Agreement, dated as of November 10, 2012, by and between Robert C. Korn and MRI Interventions, Inc. (12)

10.48+	MRI Interventions, Inc. Non-Employee Director Compensation Plan (12)

10.49	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto (10)

10.50	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto (10)

10.51	Second Amendment to Co-Development and Distribution Agreement, dated March 6, 2013, between MRI Interventions, Inc. and Brainlab AG (11)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

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