Form 10-Q
period 2013-06-30
MRI INTERVENTIONS, INC.
filed 2013-08-14
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                    ☐ Yes ☒No

As of August 9, 2013, there were 58,318,640 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS		(restated)
Current Assets:
Cash and cash equivalents	$6,977,875	$1,620,005
Accounts receivable	440,704	445,432
Inventory	1,196,975	899,702
Prepaid expenses and other current assets	135,305	110,873
Total current assets	8,750,859	3,076,012
Property and equipment, net	1,204,851	1,287,115
Software license inventory	1,015,000	1,137,500
Other assets	17,900	51,119
Total assets	$10,988,610	$5,551,746
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,714,719	$1,961,195
Accrued compensation	136,426	278,124
Other accrued liabilities	332,055	1,177,142
Derivative liabilites	2,855,367	2,129,091
Related party deferred revenue	-	650,000
Deferred product revenue	75,787	112,725
Total current liabilities	5,114,354	6,308,277

Other accrued liabilities	359,732	574,722
Related party convertible notes payable	4,338,601	4,338,601
Note payable, net of unamortized discount of $504,944 and $0 at June 30, 2013 and December 31, 2012, respectively	3,784,500	2,000,000
Junior secured notes payable, net of unamortized discounts of $2,789,777 and $2,804,451 at June 30, 2013 and December 31, 2012, respectively	210,223	195,549
Total liabilities	13,807,410	13,417,149
Commitments and contingencies (Notes 5, 6 and 8)	-	-
Stockholders' deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 58,119,470 and 57,793,640 shares issued and outstanding, respectively, at June 30, 2013; and 48,418,830 and 48,093,000 issued and outstanding, respectively, at December 31, 2012	581,194	484,187
Additional paid-in capital	66,121,248	58,995,972
Treasury stock, at cost, 325,830 common shares	(1,679,234)	(1,679,234)
Accumulated deficit	(67,842,008)	(65,666,328)
Total stockholders' deficit	(2,818,800)	(7,865,403)
Total liabilities and stockholders' deficit	$10,988,610	$5,551,746

See accompanying notes.

MRI INTERVENTIONS, INC.

 Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Related party license revenues	$-	$650,000	$650,000	$1,300,000
Service revenues	65,116	142,404	219,062	250,734
Product revenues	497,373	291,356	957,626	513,025
Total revenues	562,489	1,083,760	1,826,688	2,063,759
Costs and operating expenses:
Cost of product revenues	295,777	156,757	522,108	258,426
Research and development:
Research and development costs	741,817	486,022	1,513,270	1,175,691
Reversal of R&D obligation	-	(882,537)	-	(882,537)
Selling, general, and administrative	1,703,191	1,803,045	3,336,638	3,143,148
Total costs and operating expenses	2,740,785	1,563,287	5,372,016	3,694,728
Operating loss	(2,178,296)	(479,527)	(3,545,328)	(1,630,969)
Other income (expense):
Gain on change in fair value of deriviative liabilities	955,271	-	2,578,969	(26,545)
Loss on note payable modification	-	-	(1,356,177)	-
Other income (expense), net	(6,945)	(25,795)	367,388	1,920
Interest income	7,771	1,361	14,890	2,980
Interest expense	(129,733)	(96,018)	(235,422)	(2,421,754)
Net loss	$(1,351,932)	$(599,979)	$(2,175,680)	$(4,074,368)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.12)
Weighted average shares outstanding:
Basic and diluted	57,384,247	40,596,069	56,129,908	32,891,808

See accompanying notes.

MRI INTERVENTIONS, INC.

 Condensed Statements of Stockholders' Deficit

Six Months Ended June 30, 2013

 (Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balances, January 1, 2013 (restated)	48,093,000	$484,187	$58,995,972	$(1,679,234)	$(65,666,328)	$(7,865,403)
January 2013 Private Placement (restated) (see Note 5)	9,201,684	92,017	6,407,533	-	-	6,499,550
Employee share-based compensation	-	-	642,591	-	-	642,591
Warrant exercises	438,263	4,383	8,992	-	-	13,375
Issuance of common stock in payment of director fees	60,693	607	66,160	-	-	66,767
Net loss for the six months ended June 30, 2013	-	-	-	-	(2,175,680)	(2,175,680)
Balances, June 30, 2013	57,793,640	$581,194	$66,121,248	$(1,679,234)	$(67,842,008)	$(2,818,800)

 See accompanying notes.

MRI INTERVENTIONS, INC.

 Condensed Statements of Cash Flows

 (Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,175,680)	$(4,074,368)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and license amortization	231,368	212,670
Share-based compensation	642,591	1,137,561
Expenses paid through the issuance of common stock	66,767	-
(Gain) loss on change in fair value of derivative liability	(2,578,969)	26,545
Gain on negotiated reduction in accounts payable	(382,263)	-
Loss on loan modification	1,356,177	-
Amortization and write-off of debt issuance costs and original issue discounts	53,553	2,057,649
Increase (decrease) in cash resulting from changes in:
Accounts receivable	4,728	231,732
Inventory	(259,033)	(107,777)
Prepaid expenses and other current assets	(24,432)	(56,435)
Other assets	-	1,281
Accounts payable and accrued expenses	(676,544)	(1,380,990)
Deferred revenue	(686,938)	(1,300,000)
Net cash flows from operating activities	(4,428,675)	(3,252,132)
Cash flows from investing activities:
Purchases of property and equipment	(55,844)	(84,861)
Net cash flows from investing activities	(55,844)	(84,861)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net of issuance costs	-	3,424,950
Proceeds from private placement, net of issuance costs	9,829,014	-
Deposits received for July 2012 offering	-	989,520
Proceeds from warrant exercise	13,375	-
Net cash flows from financing activities	9,842,389	4,414,470
Net change in cash and cash equivalents	5,357,870	1,077,477
Cash and cash equivalents, beginning of period	1,620,005	145,478
Cash and cash equivalents, end of period	$6,977,875	$1,222,955

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$8,798	$11,479

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

●	In June 2012, the Company issued 1,500,000 shares of its common stock in exchange for settlement of accounts payable of $612,500 and the purchase of software licenses in the amount of $1,050,000.

●

ClearPoint reusable components were transferred from inventory to loaned systems, which is a component of property and equipment, with costs of $84,260 and $137,156 during the six months ended June 30, 2013 and 2012, respectively.

●

In March 2013, the Company entered into a loan modification in which accrued interest of $389,444 was added to the principal balance of a note payable and the principal balance of the note payable was also increased by an additional $1,900,000 (see Note 4).

●	In recording the January 2013 private placement transaction, deferred financing costs of $24,219 were netted against the proceeds recorded to additional paid-in capital.

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

The Company’s ClearPoint system, an integrated system comprised of reusable components and disposable products, is designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. In 2010, the Company received 510(k) clearance from the Food and Drug Administration (“FDA”) to market the ClearPoint system in the United States for general neurological interventional procedures. The Company’s ClearTrace system is a product candidate under development that is designed to allow catheter-based minimally invasive procedures in the heart to be performed in an MRI suite. The Company has also entered into exclusive licensing and development agreements with affiliates of Boston Scientific Corporation (“Boston Scientific”), pursuant to which Boston Scientific may incorporate certain of the Company’s MRI-safety technologies into Boston Scientific’s implantable leads for cardiac and neurological applications.

Liquidity and Management’s Plans

For the six months ended June 30, 2013 and for the year ended December 31, 2012, the Company incurred net losses of $2,175,680 and $5,877,718, respectively, and the cumulative net loss since the Company’s inception through June 30, 2013 was $67,842,008. Net cash used in operations was $4,428,675 and $7,433,816, for the six months ended June 30, 2013 and for the year ended December 31, 2012, respectively. Since inception, the Company has financed its activities principally from the sale of equity securities, the issuance of convertible notes and license arrangements.

The Company’s primary financing activities during the six months ended June 30, 2013 and the year ended December 31, 2012 were:

●	the January 2013 equity private placement (see Note 5), which resulted in net proceeds of $9,829,014;

●	the July 2012 equity private placement (the “July 2012 Financing Transaction”), which resulted in net proceeds of $5,516,495; and

●	the unit offering the Company completed in February 2012, which resulted in net proceeds of $4,946,560, $3,424,950 of which were received in 2012 and $1,521,610 of which were received in 2011.

While the Company expects to continue to use cash in operations, the Company believes its existing cash and cash equivalents at June 30, 2013 of $6,977,875, combined with cash generated from product and service revenues, will be sufficient to meet the Company’s anticipated cash requirements through at least March 2014. During the remainder of 2013, the Company plans to increase its spending on sales and marketing activities as it continues the commercial rollout of its ClearPoint system, from which the Company expects to increase ClearPoint system product revenues. Certain planned expenditures are discretionary and could be deferred if the Company is required to do so to fund critical operations. The sale of additional equity or convertible debt securities will likely result in dilution to the Company’s current stockholders. To the extent the Company’s available cash and cash equivalents are insufficient to satisfy its long-term operating requirements, the Company will need to seek additional sources of funds, from the sale of additional equity, debt or other securities or through a credit facility, or to modify its current business plan. There can be no assurances that the Company will be able to obtain additional financing on commercially reasonable terms, if at all.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) have been prepared on a basis consistent with the Company’s December 31, 2012 audited financial statements, except as described in Note 7, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The condensed financial statements have been prepared in accordance with Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, subject to the matters described in Note 7. The accompanying condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date, except as described in Note 7, but does not include all information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six month periods ended June 30, 2013 may not be indicative of the results to be expected for the entire year or any future periods.

Fair Value Measurements

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to their short maturities.

The table below reflects the carrying values and the estimated fair values of the Company’s outstanding notes payable at June 30, 2013:

		Estimated
	Carrying Value	Fair Value
Related party Boston Scientific convertible notes payable	$4,338,601	$3,815,307
Convertible note payable	3,784,500	3,784,500
Junior secured notes payable	210,223	2,015,312

The difference between the carrying value of the related party Boston Scientific convertible notes payable, which is equal to the face value due to troubled debt restructuring accounting, and the estimated fair value is attributable to the fact that no interest is charged per the terms of the convertible notes payable, which is below market. The difference between the carrying value and the fair value of the junior secured notes payable relates primarily to the unamortized debt discount. This discount resulted from the relative fair value assigned to the junior secured notes payable at the time of issuance, as the notes were issued in connection with a unit offering, with the units consisting of a note payable and shares of the Company’s common stock.

The Company measures certain financial assets and liabilities at fair value on a recurring basis. GAAP provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority, referred to as Level 1, to quoted prices in active markets for identical assets and liabilities. The next priority, referred to as Level 2, is given to quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability. The lowest priority, referred to as Level 3, is given to unobservable inputs. See Note 5 for fair value information related to the Company’s derivative liabilities, which are the only assets or liabilities carried at fair value by the Company on a recurring basis at June 30, 2013. The table below reflects the level of the inputs used in the Company’s fair value calculation for instruments carried at fair value.

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Derivative liability - warrants	$-	$-	$2,855,367	$2,855,367
Derivative liability - conversion option	-	-	-	-

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Derivative Liability for Warrants to Purchase Common Stock

The derivative liability for warrants represents the fair value of warrants issued in connection with private placements of shares of the Company’s common stock (see Note 5). These warrants are presented as liabilities based on certain exercise price reduction and net cash settlement provisions. The liability, which is recorded at fair value on the accompanying balance sheets, is calculated by the Monte Carlo simulation valuation method. The change in fair value of these warrants is recognized as other income or expense in the statements of operations.

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

(2)      Sale of ClearPoint disposable products – Revenues from the sale of ClearPoint disposable products utilized in procedures performed using the ClearPoint system are recognized at the time risk of loss passes to the customer, which is generally at shipping point or upon delivery to the customer’s location, depending upon the specific terms agreed upon with each customer.

(3)     License and development arrangements - The Company analyzes revenue recognition on an agreement by agreement basis as discussed below.

●

Related Party Revenue Recognition under Boston Scientific Cardiac Agreement – The Company analyzed whether the deliverables under the arrangement represent separate units of accounting as defined by GAAP. Application of GAAP regarding Multiple-Element Arrangements requires management to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship. The Company determined it did not and does not have clear and objective evidence of fair value of the various elements of the agreement and, therefore, under these standards, the deliverables were treated as one unit of accounting.

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

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

During the six months ended June 30, 2013 and 2012, the Company recognized $650,000 and $1,300,000, respectively, in related party license fee revenues. There were no remaining amounts recorded as deferred related party license revenues subsequent to March 31, 2013 as the Company’s period of continuing involvement ended on that date. Amounts to be received, if any, related to substantive, performance-based milestones in research and development arrangements under the agreement will be recognized upon receipt. Future product royalty income related to the agreement will be recognized as the related products are sold and amounts are payable to the Company.

●

Service Revenues – In 2011, the Company entered into an agreement to provide development services to a third party. Under this agreement, the Company earns revenue equal to costs incurred for outside expenses related to the development services provided, plus actual direct internal labor costs (including the cost of employee benefits), plus an overhead markup of the direct internal labor costs incurred. Revenue is recognized in the period in which the Company incurs the related costs. During the six months ended June 30, 2013 and 2012, the Company recorded service revenues of $219,062 and $240,734, respectively, related to this agreement. From time to time, the Company may also perform development services for other third parties evidenced by either a development agreement or a purchase order. During the six months ended June 30, 2012, the Company recorded revenues totaling $10,000 for such services.

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

	As of June 30,
	2013	2012
Stock options	6,754,627	6,111,127
Warrants	12,859,512	6,258,648
Shares under convertible note agreements	542,325	4,287,695
	20,156,464	16,657,470

New Accounting Pronouncements

In February 2013, the FASB issued guidance that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance were effective prospectively as of the beginning of the Company’s 2013 fiscal year. The adoption of this standard update did not have an impact on the Company’s financial statements for the six months ended June 30, 2013.

3.	Inventory

Inventory consists of the following as of:

	June 30, 2013	December 31, 2012
Work in process	$611,735	$494,290
Software license inventory	397,000	344,500
Finished goods	188,240	60,912
Inventory included in current assets	1,196,975	899,702
Software license inventory	1,015,000	1,137,500
	$2,211,975	$2,037,202

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

4.	Note Payable Modification

In April 2011, the Company issued a $2,000,000 subordinated secured convertible note (“April 2011 Note”) to a medical device co-development partner (“Strategic Partner”). Upon issuance, the April 2011 Note was scheduled to mature in April 2016, unless earlier converted, and it accrued interest at the rate of 10% per year. The April 2011 Note was amended in February 2012, to among other things, provide the Strategic Partner the option to convert the April 2011 Note into shares of the Company’s common stock at a conversion price of $0.60 per share at any time on or before February 23, 2013.

On February 21, 2013, the Strategic Partner delivered notice to the Company of its election to convert the April 2011 Note into shares of the Company’s common stock at the conversion price of $0.60 per share. However, prior to the issuance of those conversion shares, on March 6, 2013, the Company and the Strategic Partner entered into a loan modification. As a result of that loan modification, the Strategic Partner revoked its election to convert the April 2011 Note into shares of common stock. Under the loan modification, the Company issued an amended and restated subordinated secured convertible note to the Strategic Partner (the “Amended and Restated Note”) which amended the April 2011 Note (i) to remove the equity conversion feature, such that the Amended and Restated Note is not convertible into any shares of the Company’s capital stock, (ii) to reduce the interest rate, beginning March 6, 2013, from 10% per year to 5.5% per year, (iii) to ease certain restrictive loan covenants, and (iv) to reflect a new note principal balance of $4,289,444, which represents the sum of (A) the original principal balance of the April 2011 Note in the amount of $2,000,000, plus (B) interest accrued under the April 2011 Note through March 6, 2013 in the amount of $389,444, plus (C) $1,900,000. The Amended and Restated Note completely replaced and superseded the April 2011 Note. The Amended and Restated Note matures in April 2016, and principal and accrued interest under the Amended and Restated Note is payable in a single installment upon maturity. Like the April 2011 Note, the Amended and Restated Note is secured by a security interest in the assets of the Company, which security interest is junior and subordinate to the security interest that secures the related party convertible notes payable issued by the Company to Boston Scientific.

The Company has applied guidance in FASB ASC 470-50, “Debt Modifications and Extinguishments,” which requires calculating the fair value of the Amended and Restated Note, as of the loan modification date, based on the amended terms. At the time of the loan modification, the fair value of the Amended and Restated Note, with its principal balance of $4,289,444, was $3,745,621. The difference between the fair value of the Amended and Restated Note immediately following the loan modification and the carrying value of the April 2011 Note and related accrued interest immediately prior to the loan modification, resulted in a charge to other expense of $1,356,177 in the statement of operations during the six months ended June 30, 2013. The $543,823 difference between the principal amount of the Amended and Restated Note and the fair value of the Amended and Restated Note on the date of the loan modification was recorded as a debt discount and is being amortized to interest expense using the effective interest method over the term of the Amended and Restated Note.

5.	Stockholders’ Equity

January 2013 Private Placement

In January 2013, the Company entered into a securities purchase agreement for the private placement of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock, at a purchase price of $1.20 per unit (the “January 2013 Financing Transaction”). Each unit consisted of one share of common stock and a warrant to purchase one-half share of common stock.

In the January 2013 Financing Transaction, the Company sold to the investors 9,201,684 shares of common stock, together with warrants to purchase 4,600,842 shares of common stock, for aggregate gross proceeds of $11,042,021, before commissions and offering expenses. Non-employee directors of the Company invested a total of $402,000 in the January 2013 Financing Transaction. Each warrant is exercisable for five years from the date of issuance and has an exercise price of $1.75 per share, subject to adjustment from time to time for stock splits or combinations, stock dividends, stock distributions, recapitalizations and other similar transactions. In the event the Company issues shares of its common stock or common stock equivalents in a subsequent financing transaction at a price below the then prevailing warrant exercise price, the exercise price of the warrants will be adjusted downward (commonly referred to as a “down round” provision) to the price at which the Company issues the common stock or common stock equivalents.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

In addition, the warrants contain a net-cash settlement feature which gives the warrant holder the right to net-cash settlement in the event certain transactions occur. Pursuant to the net-cash settlement provision of the warrants, if such a transaction occurs, the warrant holder will be entitled to receive cash equal to the value calculated under the Black-Scholes valuation model using (i) an expected volatility equal to the greater of 100% and the 100-day volatility obtained from the HVT function on Bloomberg, (ii) an expected term equal to the remaining term of the warrant, and (iii) an interest rate equal to the United States Treasury risk-free rate for the term of the lesser of the remaining term of the warrant or twenty-four months.

The Company’s placement agents earned commissions of $1,104,202 and the Company incurred other transaction costs of $133,024 related to the January Financing Transaction.

In connection with the January 2013 Financing Transaction, the Company entered into a registration rights agreement with the investors pursuant to which the Company filed a registration statement with the SEC covering the resale of the shares of common stock and the shares of common stock underlying the warrants issued in the financing. The Company must bear the costs, including legal and accounting fees, associated with the registration of those shares. If the Company fails to continuously maintain the effectiveness of the registration statement (with certain permitted exceptions), the Company will incur certain damages to the investors, up to a maximum amount of 12% of the investors’ investments in the January 2013 Financing Transaction, or approximately $1,300,000.

Common Stock Warrants Requiring Liability Accounting

Under guidance in ASC 815-40, “Contracts in Entity's Own Equity,” the net-cash settlement and down round provisions contained in the warrants issued in the January 2013 Financing Transaction require derivative liability accounting treatment for the warrants. Likewise, under ASC 815-40, the down round provision contained in the warrants issued in the July 2012 Financing Transaction also require derivative liability accounting treatment for the warrants. As of June 30, 2013 and December 31, 2012, the aggregate fair value of these warrants was $2,855,367 and $2,128,302, respectively. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method.

Assumptions used in calculating the fair value of these warrants were as noted below (including assumptions used in calculating the transaction date fair value for the warrants issued in the January 2013 Financing Transaction):

	June 30, 2013			January 2013 Financing Transaction Date			December 31, 2012
Dividend yield		0%			0%		0%
Expected volatility	46.54%	-	100.00%	47.08%	-	100.00%	47.08%
Risk free interest rate	1.05%	-	1.27%		0.91%		0.65%
Expected remaining term (in years)	4.01	to	4.57		5		4.51

MRI INTERVENTIONS, INC.

 Notes to Condensed Financial Statements

 (Unaudited)

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of equity financing and, if so, what that stock price would be for such a financing at that time. The Company also considers the probability of a qualifying aderse change of control event that would trigger the net cash settlement provision.

The change in the fair value of the warrants accounted for as derivative liabilities is reflected below:

Balance at January 1, 2013	$2,128,302
Fair value of warrants issued in January 2013
Financing Transaction at transaction date	3,305,245
Decrease in fair value resulting in gain	(2,578,180)
Fair value at June 30, 2013	$2,855,367

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants.

Stock Options

In June 2013, the stockholders of the Company approved the creation of a new share-based incentive plan (the “2013 Plan”). Following stockholder approval of the 2013 Plan, no new grants under the Company’s prior stock plans were made. A total of 1,250,000 shares of the Company’s common stock are reserved for issuance under the 2013 Plan, of which awards as to 277,500 shares had been made as of June 30, 2013. Thus, 972,500 shares remained available for award grants as of June 30, 2013 under the 2013 Plan.

Activity under all of the Company’s equity compensation plans during the six months ended June 30, 2013 is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2013	6,432,127	$1.58
Granted	347,500	1.14
Forfeited	(25,000)	2.09
Outstanding at June 30, 2013	6,754,627	1.55

The estimated grant date fair values of options granted during the six months ended June 30, 2013 were calculated using the Black-Scholes valuation model, based on the following assumptions:

Dividend yield	0%
Expected Volatility	45.33%	to	45.96%
Risk free Interest rates	0.92%	to	1.38%
Expected lives (years)	5.5	to	6.0

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the periods indicated below, employee share-based compensation expense related to options was:

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
$324,124	$313,707	$642,591	$543,562

        As of June 30, 2013, there was unrecognized compensation expense of $1,429,490 related to outstanding stock options which is expected to be recognized over a weighted average period of approximately 1.5 years.

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the six months ended June 30, 2013 is as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2013	8,763,836	$0.95
Issued	4,600,842	1.75
Forfeited	(41,666)	1.00
Exercised	(463,500)	0.13
Outstanding at June 30, 2013	12,859,512	1.27

During the six months ended June 30, 2013, certain warrants were exercised on a net settlement basis which resulted in the Company withholding 25,237 shares out of the common stock warrants exercised.

6.	Legal Proceeding

In June 2013, Custom Equity Research, Inc. d/b/a Summer Street Research Partners, or Summer Street, commenced an arbitration proceeding alleging breach of contract and quantum meruit claims against the Company. Summer Street claims, among other things, that the Company owes Summer Street $480,000 in cash commissions, as well as warrants to purchase 460,338 shares of our common stock, in connection with the Company’s engagement of Summer Street to serve as its financial advisor and placement agent for two financing transactions undertaken by the Company in 2011 and 2012, respectively. As required under the Company’s engagement agreements with Summer Street, the arbitration has been brought before JAMS, The Resolution Experts, an alternative dispute resolution provider. In the arbitration, the Company has filed counter-claims against Summer Street alleging fraud and misrepresentation, abuse of process and malicious prosecution, and the Company is seeking unspecified monetary damages from Summer Street in connection with the counter-claims. The arbitration proceeding is at a preliminary stage. The Company intends to vigorously defend itself and pursue its claims against Summer Street in the arbitration.

Due to the uncertainty surrounding the arbitration process, the Company is unable to reasonably estimate the ultimate outcome of the foregoing matter at this time. Based on currently available information, the Company believes that it has meritorious defenses to Summer Street’s claims and that the resolution of this matter is not likely to have a material adverse effect on the Company’s business, financial condition or future results of operations.

7.	Restatements

In connection with the preparation of the Company’s financial statements as of June 30, 2013, and for the three and six months then ended the Company determined that it should have used derivative liability accounting to account for the fair value of the warrants issued inthe Company's July 2012 Financing Transaction in recording the net proceeds received, due to the down round provision associated with the exercise price of the warrants. The Company previously recorded all of the net proceeds from the July 2012 Financing Transaction as equity. In addition, in accounting for the warrants issued in the January 2013 Financing Transaction, the Company did apply derivative liability accounting; however, the valuation model used by the Company to determine the fair value of the warrants only considered the net cash settlement feature which gives the warrant holder the right to net cash settlement in the event certain transactions occur. The Company also should have included other scenarios that did not result in application of the net cash settlement feature and should have considered the down round provision in determining the fair value of the warrants.

The Company has calculated the fair value of the warrants issued in both the July 2012 Financing Transaction and the January 2013 Financing Transaction for each relevant reporting period using the Monte Carlo simulation valuation method. The Company plans to file a Form 10-K/A for the year ended December 31, 2012 and a Form 10-Q/A for the quarterly period ended March 31, 2013, in which it will restate its financial statements to correct the non-cash errors related to derivative liability accounting for warrants issued in both the July 2012 Financing Transaction and the January 2013 Financing Transaction. The Company also will disclose the affected quarterly information for 2012 in the Form 10-K/A.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The impact of the restatements is reflected below for the periods indicated:

	As of December 31, 2012			As of March 31, 2013
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
Balance sheet:
Total assets	$5,551,746	$-	$5,551,746	$13,023,682	$-	$13,023,682

Current liabilities:
Derivative liabilities	$789	$2,128,302	$2,129,091	$3,771,310	$39,328	$3,810,638
All other current liabilities	4,179,186	-	4,179,186	2,518,349	-	2,518,349
Total current liabilities	4,179,975	2,128,302	6,308,277	6,289,659	39,328	6,328,987
All other liabilities	7,108,872	-	7,108,872	8,565,829	-	8,565,829
Total liabilities	11,288,847	2,128,302	13,417,149	14,855,488	39,328	14,894,816
Additional paid-in capital	60,953,692	(1,957,720)	58,995,972	65,716,715	4,999	65,721,714
Accumulated deficit	(65,495,746)	(170,582)	(65,666,328)	(66,445,749)	(44,327)	(66,490,076)
Other stockholders' equity	(1,195,047)	-	(1,195,047)	(1,102,772)	-	(1,102,772)
Total deficit	(5,737,101)	(2,128,302)	(7,865,403)	(1,831,806)	(39,328)	(1,871,134)
Total liabilities and stockholders' deficit	$5,551,746	$-	$5,551,746	$13,023,682	$-	$13,023,682

	Year Ended December 31, 2012			Three Months Ended March 31, 2013
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
Statements of operations:
Operating loss	$(3,129,278)	$-	$(3,129,278)	$(1,367,032)	$-	$(1,367,032)
Gain (loss) on change in fair value of derivative liabilities	(789)	(170,582)	(171,371)	1,497,443	126,255	1,623,698
All other income (expense)	(2,577,069)	-	(2,577,069)	(1,080,414)	-	(1,080,414)
Net Loss	$(5,707,136)	$(170,582)	$(5,877,718)	$(950,003)	$126,255	$(823,748)
Net loss per share (basic and diluted)	$(0.14)	$(0.01)	$(0.15)	$(0.02)	$0.00	$(0.02)

Certain amounts in the related statements of cash flows will be corrected, but those changes will not impact the net cash provided from or used in operations, investing or financing activities.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

8.	Subsequent Event

Effective July 28, 2013, the Company and its software development partner (“Software Partner”) entered into a Third Amendment to the Master Services and Licensing Agreement between the parties (the “Third Amendment”).

The Company entered into the Master Services and Licensing Agreement (the “Master Software Agreement”) in July 2007 for the Software Partner to develop on the Company’s behalf, based on the Company’s detailed specifications, a customized software solution for the Company’s ClearPoint system. The Software Partner was in the business of providing software development and engineering services on a contract basis to a number of companies. In developing the Company’s ClearPoint system software, the Software Partner utilized certain of its own pre-existing software code. Under the Master Software Agreement, the Company received a non-exclusive, worldwide license to the pre-existing software code, in object code form, as an integrated component of the Company’s ClearPoint system software. In return, the Company agreed to pay the Software Partner a license fee for each copy of the ClearPoint system software that the Company distributes. In addition, under the Master Software Agreement, the Software Partner has been performing ongoing custom engineering, maintenance and support services with respect to the Company’s ClearPoint system software, for which services the Company has been compensating the Software Partner.

At the Company's request, the parties entered into the Third Amendment to enable the Company to internally handle development, maintenance and support of its ClearPoint system software going forward. As a result, the services which the Company was outsourcing to the Software Partner will now be performed by the Company itself. Under the Third Amendment, the Software Partner granted the Company a non-exclusive, non-transferable, worldwide license to the source code for the pre-existing software to use in the Company’s further development and commercialization of its ClearPoint system software. In return, the Company agreed to pay the Software Partner a one-time license fee. The Software Partner may terminate the source code license only for cause. The Company will continue to pay the Software Partner a license fee for each copy of the ClearPoint system software that the Company distributes, but only for licenses in excess of those licenses already purchased or otherwise acquired by the Company prior to the Third Amendment. The Company had already satisfied its minimum license purchase commitments from the Master Software Agreement.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report. Historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.

Overview

We are a medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain and heart under direct, intra-procedural MRI guidance. We have two product platforms. Our ClearPoint system, which is in commercial use in the United States and Europe, is used to perform minimally invasive surgical procedures in the brain. We anticipate that the ClearTrace system, which is still in development, will be used to perform minimally invasive surgical procedures in the heart. Both systems utilize intra-procedural MRI to guide the procedures. Both systems are designed to work in a hospital’s existing MRI suite. We believe that our two product platforms, subject to appropriate regulatory clearance and approval, will deliver better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system.

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. In 2011, we also obtained CE marking approval for the ClearPoint system, which enables us to market the ClearPoint system in the European Union. Substantially all of our product revenues for 2012 and 2011 and the six months ended June 30, 2013 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system, and, therefore, we have not generated revenues from sales of that product candidate. In 2008, we received licensing fees totaling $13.0 million from Boston Scientific for our MRI-safety technologies, which we used to finance our operations and internal growth. We have also financed our operations and internal growth through private placements of securities, borrowings and interest earned on the net proceeds from our private placements and the Boston Scientific licensing fees. Prior to 2008, we were a development stage enterprise. We have incurred significant losses since our inception in 1998 as we devoted substantial efforts to research and development. As of June 30, 2013, we had an accumulated deficit of $67.8 million. We expect to incur losses through at least December 31, 2013, and we may continue to incur losses thereafter, as we commercialize our ClearPoint system products, continue to develop our product candidates and expand our business generally.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing and prototyping of our ClearPoint system products and our product candidates. This includes: the salaries, travel and benefits of research and development personnel; materials and laboratory supplies used by our research personnel; consultant costs; sponsored contract research and product development with third parties; and licensing costs. We anticipate that, over time, our research and development expenses may increase as we: (1) continue our product development efforts for the ClearTrace system; (2) continue to develop enhancements to our ClearPoint system; and (3) expand our research to apply our technologies to additional product applications. From our inception through June 30, 2013, we have incurred approximately $38 million in research and development expenses.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the six months ended June 30, 2013 as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012 which we filed with the SEC on March 11, 2013, except for the following new accounting policy:

Derivative Liability for Warrants to Purchase Common Stock

Our derivative liability for warrants represents the fair value of warrants issued in connection with private placements of shares of our common stock. These warrants are presented as liabilities based on certain exercise price reduction and net cash settlement provisions. The liability, which is recorded at fair value on our balance sheet, is calculated using the Monte Carlo simulation valuation method. The change in fair value of these warrants is recognized as other income or expense in our statement of operations.

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	Three Months Ended June 30,		Percentage
($s in thousands)	2013	2012	Change
Revenues	$562	$1,084	(48)%
Cost of product revenues	296	157	89%
Research and development:
Research and development costs	742	486	53%
Reversal of R&D obligations	-	(883)	NM
Selling, general and administrative expenses	1,703	1,803	(6)%
Other income (expense):
Other income (expense), net	948	(26)	NM %
Interest expense, net	(121)	(95)	27%
Net loss	(1,352)	(600)	125%

NM= not meaningful

Revenues. Revenues were $562,000 for the three months ended June 30, 2013, and $1.1 million for the same three month period in 2012, a decrease of $522,000, or 48%. Product revenues for the three months ended June 30, 2013 were $497,000 compared to $291,000, for the same period in 2012, an increase of $206,000, or 71%. Product revenues included ClearPoint system disposable product sales for the three months ended June 30, 2013 of $404,000 compared with $204,000 for the same three month period in 2012, an increase of $200,000, or 98%. The increase in disposable product sales reflects an increasing number of ClearPoint procedures being performed as adoption of the ClearPoint system continues to increase. Approximately $93,000 of the product revenues for the three months ended June 30, 2013 related to the sale of ClearPoint system reusable components compared with $87,000 for the same three month period in 2012. License fee revenues of $650,000 recorded during the three months ended June 30, 2012 related to license fees we received in 2008 from Boston Scientific that were deferred and recognized over the period of our continued involvement with Boston Scientific’s development program for the licensed technology. The period of our continued involvement ended on March 31, 2013, thus, all revenues related to the license fees we received in 2008 were recognized as of March 31, 2013. During the three months ended June 30, 2013 and 2012, we recorded development service revenues of $65,000 and $142,000, respectively, a decrease of 54%. We do not expect the development service revenues to be a long-term ongoing source of revenues.

Cost of Product Revenues. Cost of product revenues was $296,000 for the three months ended June 30, 2013, compared to $157,000 for the same three month period in 2012, an increase of 89%. The increase in cost of product revenues was greater than the increase in product revenues due primarily to inventory write-offs related to obsolete product and an increase in the purchase cost of certain assemblies for our disposable products.

Research and Development Costs.  Research and development costs were $742,000 for the three months ended June 30, 2013, compared to $486,000 for the same three month period in 2012, an increase of $256,000, or 53%. The primary driver for the increase relates to sponsored research costs, which increased by $177,000. Sponsored research costs were approximately $80,000 for the three months ended June 30, 2013, compared with a credit of $97,000 recorded during the same period last year, as we negotiated with a research partner to reduce amounts previously invoiced to us, but not yet paid, in order to reflect an adjustment for work outlined in our agreement with the research partner that was not completed. Spending on development related to ClearPoint system software enhancements was $79,000 during the three months ended June 30, 2013, and no software development costs were incurred during the same period last year.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.7 million for the three months ended June 30, 2013, compared with $1.8 million for the same three month period in 2012, a decrease of $100,000, or 6%. The decrease related to lower share-based compensation expense, as we issued common stock warrants during the three months ended June 30, 2012 to two non-employee directors, two research contributors, and a long-time financial adviser resulting in expense of $572,000, and we issued no such warrants during the three months ended June 30, 2013. However, the lower share-based compensation expense was largely offset by increases in sales and marketing expenses of $284,000, an increase in professional services of $108,000, and other increases associated with our being a public company, such as higher insurance premiums, director compensation, and investor relations expenses.

Other Income (Expense), Net. During the three months ended June 30, 2013 we recorded a $955,000 gain related to the change in the fair value of the derivative liability associated with the warrants we issued in two equity private placement transactions. The decrease in the fair value of the derivative liability between March 31, 2013 and June 30, 2013 was mostly due to the decrease in our stock price during that period and the impact the lower stock price had on the fair value computation.

Net interest expense for the three months ended June 30, 2013 was $121,000, compared with $95,000 for the same three month period in 2012. The increase relates mostly to debt discount amortization associated with debt discount arising from the loan modification we effected in March 2013.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	Six Months Ended June 30,		Percentage
($s in thousands)	2013	2012	Change
Revenues	$1,827	$2,064	(11)%
Cost of product revenues	522	258	102%
Research and development:
Research and development costs	1,513	1,176	29%
Reversal of R&D obligations	-	(883)	NM
Selling, general and administrative expenses	3,337	3,143	6%
Other income (expense):
Gain on change in fair value derivative liability	2,579	(26)	NM
Loss on loan modification	(1,356)	-	NM
Other income (expense), net	367	(1)	NM
Interest expense, net	(220)	(2,419)	(91)%
Net loss	(2,175)	(4,074)	(47)%

Revenues. Revenues were $1.8 million for the six months ended June 30, 2013, and $2.1 million for the same six month period in 2012, a decrease of $237,000, or 11%. Product revenues for the six months ended June 30, 2013 were $958,000 compared to $513,000, for the same period in 2012, an increase of $445,000, or 87%. Product revenues included ClearPoint system disposable product sales for the six months ended June 30, 2013 of $752,000 compared with $426,000 for the same six month period in 2012, an increase of $326,000, or 77%. The increase in disposable product sales reflects an increasing number of ClearPoint procedures being performed as adoption of the ClearPoint system continues to increase. Approximately $206,000 of the product revenues for the six months ended June 30, 2013 related to the sale of ClearPoint system reusable components compared with $87,000 for the same six month period in 2012, an increase of $119,000, or 136%. License fee revenues of $650,000 recorded during the six months ended June 30, 2013 were down from $1.3 million recorded during the six months ended June 30, 2012 as the revenue recognition period ended in March 2013. That revenue recognition period coincided with the period of our continued involvement in Boston Scientific’s development program for the licensed technology. During the six months ended June 30, 2013 and 2012, we recorded development service revenues of $219,000 and $251,000, respectively, a decrease of 13%. We do not expect the development service revenues to be a long-term ongoing source of revenues.

Cost of Product Revenues. Cost of product revenues was $522,000 for the six months ended June 30, 2013, compared to $258,000 for the same six month period in 2012, an increase of 102%. The increase in cost of product revenues was greater than the increase in product revenues due primarily to inventory write-offs related to obsolete product, an increase in the purchase cost of certain assemblies for our disposable products and the change in product mix, as margins on ClearPoint system reusable components are lower than on disposable components.

Research and Development Costs.  Research and development costs were $1.5 million for the six months ended June 30, 2013, compared to $1.2 million for the same six month period in 2012, an increase of $337,000, or 29%. The primary driver for the increase relates to sponsored research costs, which increased by $257,000. Sponsored research costs were approximately $160,000 for the six months ended June 30, 2013 compared with a credit of $97,000 recorded during the same period last year as we negotiated with a research partner to reduce amounts previously invoiced to us, but not yet paid, in order to reflect an adjustment for work outlined in our agreement with the research partner that was not completed. Spending on development related to ClearPoint system software enhancements was $172,000 during the three months ended June 30, 2013 and no software development costs were incurred during the same period last year. These increases were partially offset by a decrease of $121,000 related to our Key Personnel Incentive Program.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3.3 million for the six months ended June 30, 2013, compared with $3.1 million for the same six month period in 2012, an increase of $194,000, or 6%. The increase was related to higher sales and marketing expenses, which increased by approximately $470,000, an increase in professional services of $112,000, and other increases associated with our being a public company totaling approximately $100,000, such as higher insurance premiums, director compensation, and investor relations expenses. These increases were mostly offset by a decrease of $516,000 related to lower share-based compensation expense. The lower share-based compensation expense was primarily due to the common stock warrants we issued during the six months ended June 30, 2012 to two non-employee directors, two research contributors, and a long-time financial adviser, while we issued no such warrants during the six months ended June 30, 2013.

Other Income (Expense), Net. During the six months ended June 30, 2013, we recorded a $2.6 million gain related to the change in the fair value of the derivative liability associated with the warrants we issued in our two equity private placement transactions. The decrease in the fair value of the derivative liability was almost exclusively due to the decrease in our stock price, as our stock price is a key input to the calculation of the fair value of the derivative liability.

During the six months ended June 30, 2013 we recorded a loss of $1.4 million related to the March 2013 loan modification, which included a $1.9 million increase to the principal balance of the note, a decrease in the interest rate from 10% to 5.5%, and the elimination of the note’s equity conversion feature. The $1.4 million loss we recorded represented the difference between the carrying amount of the note and related accrued interest immediately prior to the loan modification and the fair value of the note immediately following the loan modification.

Net interest expense for the six months ended June 30, 2013 was $220,000, compared with $2.4 million for the same period in 2012. Approximately $2.0 million of the interest expense during the six months ended June 30, 2012 related to the write-off of debt discounts and deferred financing costs associated with convertible notes that converted into shares of our common stock upon the effectiveness of our Form 10 registration statement in February 2012. The remainder of the decrease relates primarily to the conversion of convertible notes payable into shares of our common stock in February 2012, which notes payable were outstanding during a portion of the six month period ended June 30, 2012. The decrease in net interest expense is also attributable to a February 2012 loan modification pursuant to which the interest rate on our related party notes payable to Boston Scientific was reduced from 10% to 0%.

Liquidity and Capital Resources

For the six months ended June 30, 2013 and the year ended December 31, 2012, we incurred net losses of $2.2 million and $5.9 million, respectively, and the cumulative net loss since our inception through June 30, 2013 was $67.8 million. We expect such losses to continue through at least the year ended December 31, 2013 as we continue to commercialize our ClearPoint system and pursue research and development activities. Net cash used in operations was $4.4 million and $7.4 million for the six months ended June 30, 2013 and year ended December 31, 2012, respectively. Since inception, we have financed our activities principally from the sale of equity securities, the issuance of convertible notes and license arrangements.

Our primary financing activities during the six months ended June 30, 2013 and the year ended December 31, 2012 were:

●	our January 2013 equity private placement, which resulted in net proceeds of $9.8 million;

●	our July 2012 equity private placement, which resulted in net proceeds of $5.5 million; and

●	the unit offering we completed in February 2012, which resulted in net proceeds of $4.9 million, $3.4 million of which we received in 2012 and $1.5 million of which we received in 2011.

While we expect to continue to use cash in operations, we believe our existing cash and cash equivalents at June 30, 2013 of $7.0 million, combined with cash generated from product and service revenues, will be sufficient to meet our anticipated cash requirements through at least March 2014. During the remainder of 2013, we plan to continue to increase our spending on sales and marketing activities as we continue the commercial rollout of our ClearPoint system, from which we expect to increase ClearPoint product revenues. Certain planned expenditures are discretionary and could be deferred if required to do so to fund critical operations. The sale of additional equity or convertible debt securities will likely result in dilution to our current stockholders. To the extent our available cash and cash equivalents are insufficient to satisfy our long-term operating requirements, we will need to seek additional sources of funds, from the sale of additional equity, debt or other securities or through a credit facility, or modify our current business plan. There can be no assurance that we will be able to obtain additional financing on commercially reasonable terms, if at all.

Cash Flows

Cash activity for the six months ended June 30, 2013 and 2012 is summarized as follows:

	Six Months Ended June 30,
($s in thousands)	2013	2012
Cash used in operating activities	$(4,430)	$(3,252)
Cash used in investing activities	(56)	(85)
Cash provided by financing activities	9,842	4,414
Net increase (decrease) in cash and cash equivalents	$5,356	$1,077

We used $4.4 million and $3.3 million of cash for operating activities during the six months ended June 30, 2013 and 2012, respectively. Net cash used in operating activities during the six months ended June 30, 2013 primarily reflects our $3.5 million loss from operations, reduced by $643,000 in share-based compensation and $231,000 in depreciation and amortization, but increased by the $687,000 change from year end in deferred revenue and the $1.1 million reduction in accounts payable and accrued expenses. The reductions in accounts payable and accrued expenses occurred as we paid down certain previously existing outstanding balances. Net cash used in operating activities in the six months ended June 30, 2012 primarily reflects our $1.6 million loss from operations, reduced by $1.1 million in share-based compensation and $213,000 in depreciation and amortization, but increased by the $1.3 million change from year end in deferred revenue and the $1.4 million reduction in accounts payable and accrued expenses

Net cash provided by financing activities for the six months ended June 30, 2013 relates to the $9.8 million of net proceeds generated from our January 2013 private placement. Net cash provided by financing activities for the six months ended June 30, 2012 relates to $3.4 million in net proceeds from the unit offering we concluded in February 2012, and the $1.0 million we received in June 2012 in advance of the closing of a financing transaction in July 2012.

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

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to successfully commercialize our products and complete the development of our product candidates. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;

●	the cost of establishing inventories;

●	the effect of competing technological and market developments;

●	the scope, rate of progress and cost of our research and development activities;

●	the achievement of milestone events under, and other matters related to, our agreements with Boston Scientific and Siemens Aktiengellseschaft, Healthcare Sector, or Siemens;

●	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

●	the cost and timing of any clinical trials;

●	the cost and timing of regulatory filings, clearances and approvals; and

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In light of the pending restatements of our financial statements for the year ended December 31, 2012 and the quarterly period ended March 31, 2013 that are described in Note 7 to the accompanying condensed financial statements, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013 there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We are committed to a strong internal control environment. Therefore, we are currently taking steps to remediate the accounting errors described in Note 7 to the accompanying condensed financial statements.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

In June 2013, Custom Equity Research, Inc. d/b/a Summer Street Research Partners, or Summer Street, commenced an arbitration proceeding alleging breach of contract and quantum meruit claims against us. Summer Street claims, among other things, that we owe Summer Street $480,000 in cash commissions, as well as warrants to purchase 460,338 shares of our common stock, in connection with our engagement of Summer Street to serve as our financial advisor and placement agent for two financing transactions we undertook in 2011 and 2012, respectively. As required under our engagement agreements with Summer Street, the arbitration has been brought before JAMS, The Resolution Experts, which is an alternative dispute resolution provider. In the arbitration, we have filed counter-claims against Summer Street alleging fraud and misrepresentation, abuse of process and malicious prosecution, and we are seeking unspecified monetary damages from Summer Street in connection with our counter-claims. The arbitration proceeding is at a preliminary stage. We intend to vigorously defend ourselves and pursue our claims against Summer Street in the arbitration.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K which we filed with the SEC on March 11, 2013. In addition, the risks described under, and the caption entitled, “We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets or other proprietary information of their former employers.” included under Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2013 have been removed.

Risks Related to Our Business

We have incurred losses since our inception and we may continue to incur losses. If we fail to generate significant revenues from sales of our products, we may never achieve or sustain profitability.*

As of June 30, 2013, we had an accumulated deficit of approximately $67.8 million. The accumulated deficit has resulted principally from costs incurred in our research and development efforts and general operating expenses. We have incurred significant losses in each year since our inception in 1998. Net losses were approximately $2.2 million for the six months ended June 30, 2013, approximately $5.9 million for the year ended December 31, 2012, approximately $8.3 million for the year ended December 31, 2011, and approximately $9.5 million for the year ended December 31, 2010. We may continue to incur operating losses as we continue to invest capital in the sales and marketing of our products, development of our product candidates and development of our business generally.

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

Under our co-development agreement, through June 30, 2013 we had paid Siemens approximately $1.4 million in connection with Siemens’ MRI software development work. The co-development agreement provides that, once the software for the ClearTrace system is commercially available, Siemens will pay us a fixed amount for each software license sold by Siemens until we recoup our investment in the software. However, if our agreement with Siemens is terminated, or if Siemens does not commercialize the software, we will not recover our investment in the software.

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

In the United States, without clearance or approval from the FDA we cannot market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, unless an exemption applies. To obtain FDA clearance or approval, we must first receive either premarket clearance under Section 510(k) of the federal Food, Drug, and Cosmetic Act or approval of a premarket approval application, or PMA, from the FDA.

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

 The funding requirements for our business will depend on many factors, including:

●	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;

●	the cost of establishing product inventories;

●	the effect of competing technological and market developments;

●	the scope, rate of progress and cost of our research and development activities;

●	the achievement of milestone events under, and other matters related to, our agreements with Boston Scientific and Siemens;

●	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

●	the cost and timing of any clinical trials;

●	the cost and timing of regulatory filings, clearances and approvals; and

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

If we lose access to critical third-party software that is integrated into our ClearPoint system software, our costs could increase and sales of our ClearPoint system could be delayed, potentially hurting our competitive position.*

We have received a non-exclusive, non-transferable, worldwide license from a third party to certain software, in source code form, that is integrated into the software component of our ClearPoint system. In return, we agreed to pay the third party a one-time license fee, as well as a license fee for each copy of the ClearPoint system software that we distribute, subject to certain minimum license purchase commitments which we already have satisfied. The source code license is perpetual, except in the event we breach our agreement with the third party, in which case the third party may terminate the license for cause. A loss of the license could impede our ability to commercialize our ClearPoint system until equivalent software could be identified, licensed or developed, and integrated into the software component of our ClearPoint system. These delays, if they occur, would harm our business, operating results and financial condition.

We will be required to assign some of our intellectual property to Boston Scientific if we fail to satisfy certain financial requirements.*

During 2009, Boston Scientific loaned us $3.5 million pursuant to the terms of three convertible promissory notes. Those loans mature in October, November and December 2014, respectively. While those loans remain outstanding, we must comply with the following requirements: (1) we must pay when due all of our payroll obligations; (2) we must not suffer an event of default under any indebtedness for borrowed money; and (3) we must have a net working capital ratio, which is defined as our current assets divided by our current liabilities other than deferred revenue, of at least 0.80 as of the end of each month.

If we fail to meet any of those requirements while our loans from Boston Scientific are outstanding, we will be required to assign Boston Scientific title to the patents and patent applications that we own and that we license to Boston Scientific. However, upon any such assignment to Boston Scientific, Boston Scientific will grant us an exclusive, royalty-free, perpetual worldwide license to the same patents and patent applications in all fields of use outside neuromodulation and implantable medical leads for cardiac applications. As of June 30, 2013, our licensing arrangements with Boston Scientific included seven wholly-owned issued United States patents, two wholly-owned pending United States patent applications, 10 wholly-owned issued foreign patents, four wholly-owned pending foreign patent applications, 10 co-owned issued United States patents, seven co-owned pending United States patent applications, 14 co-owned issued foreign patents and 15 co-owned pending foreign patent applications.

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

We are subject to ongoing FDA requirements, including: required submissions of safety and other post-market information; manufacturing facility registration and device listing requirements; compliance with FDA’s medical device current Good Manufacturing Practice regulations, as codified in the Quality System Regulation, or QSR; requirements regarding field corrections and removals of our marketed products; reporting of adverse events and certain product malfunctions to the FDA; and numerous recordkeeping requirements. If we or any of our collaborators or suppliers fail to comply with applicable regulatory requirements, a regulatory agency may take action against us, including any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications or orders for the repair or replacement of our products or refunds;

●	recall, detention or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying requests for 510(k) clearances or PMA approvals of new products or modified products;

●	withdrawing 510(k) clearances or PMA approvals that have already been granted; or

●	refusing to grant export approval for our products.

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

●

The Affordable Care Act, which imposes certain reporting obligations on manufacturers of drugs, devices and biologics. Specifically, such manufacturers are required to report payments or other transfers of value to or on behalf of a physician or teaching hospital by such manufacturers, as well as any ownership or investment interest held by physicians in such manufacturers. On February 1, 2013, CMS issued the final rule to implement this so-called “Sunshine” provision of the Affordable Care Act. Under the final rule, we are subject to the data collecting, reporting and public disclosure obligation. Data collecting obligations began August 1, 2013, and the initial reporting obligations must be satisfied by March 31, 2014. Reported data will be made publicly available by September 30, 2014. Violations of the reporting requirements are subject to civil monetary penalties.

●

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

Risks Related to Facilities, Employees and Growth

We are dependent on our senior management team, sales and marketing team and engineering team, and the loss of any of them could harm our business.*

We are highly dependent on members of our senior management, in particular Kimble L. Jenkins, our President, Chief Executive Officer and Chairman of the Board of Directors. The loss of members of our senior management team, sales and marketing team or engineering team, or our inability to attract or retain other qualified personnel, could have a material adverse effect on our business, financial condition and results of operations. We do not maintain key employee life insurance on any of our personnel other than for Mr. Jenkins. Although we have obtained key employee insurance covering Mr. Jenkins in the amount of $2,000,000, this would not fully compensate us for the loss of Mr. Jenkins’ services.

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

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. In order to achieve our business objectives, we must continue to grow. However, continued growth presents numerous challenges, including:

●	expanding our sales and marketing infrastructure and capabilities;

●	expanding our assembly capacity and increasing production;

●	implementing appropriate operational and financial systems and controls;

●	improving our information systems;

●	identifying, attracting and retaining qualified personnel in our areas of activity; and

●	hiring, training, managing and supervising our personnel.

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

Our common stock is defined as “penny stock” under the Exchange Act and its rules. The SEC has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

●	a broker-dealer must deliver, prior to the transaction, a disclosure schedule prepared by the SEC relating to the penny stock market;

●	a broker-dealer must disclose the commissions payable to the broker-dealer and its registered representative;

●	a broker-dealer must disclose current quotations for the securities;

●

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.*

In August 2012 and February 2013, we filed registration statements with the SEC covering certain outstanding shares of our common stock and shares of our common stock underlying certain warrants held by some of our existing securityholders. Those registration statements became effective in September 2012 and March 2013, respectively, and as such all of the shares of our common stock covered by the registration statements are freely transferable, unless held by an affiliate of ours. In addition to the shares of our common stock covered by those registration statements, as of July 31, 2013, approximately 34.8 million of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act. Of those shares, approximately 7.0 million shares were held by our affiliates and approximately 27.8 million shares were held by non-affiliates of the company. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of common stock pursuant to the registration statements, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

Our directors, executive officers and their respective affiliates have significant influence over our affairs and could delay or prevent a change in corporate control.*

As of July 31, 2013, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, 19% of our common stock. As a result, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership could have the effect of:

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2013, holders of warrants to purchase an aggregate of 412,500 shares of our common stock exercised their warrants. Those warrants, having a weighted average exercise price of $0.03 per share, were exercised for cash proceeds of $13,375.

In June 2013, we issued an aggregate of 60,693 shares of common stock to eight non-employee directors under our Non-Employee Director Compensation Plan. These shares were issued in payment of compensation owed to the non-employee directors under that plan. The shares were issued at a price equal to the volume-weighted average price of our common stock for the five-trading day period ended June 28, 2013.

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

Date: August 14, 2013

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

4.5	10% Subordinated Secured Convertible Note Due 2016 issued to Brainlab AG, as amended (4)

4.6	Form of Unsecured Convertible Promissory Note Due 2013, as amended (2)

4.7	Form of 10% Secured Convertible Promissory Note Due 2014 (2)

4.8	Form of Amendment to 10% Senior Unsecured Convertible Note Due 2012 (2)

4.9	Form of Warrant issued to purchasers in the July 2012 private placement to purchase shares of common stock of MRI Interventions, Inc. (5)

4.10	Form of Warrant issued to purchasers in the January 2013 private placement to purchase shares of common stock of MRI Interventions, Inc. (10)

4.11	Amended and Restated Subordinated Secured Note Due 2016, issued to Brainlab AG (11)

10.1+	1998 Stock Option Plan (2)

10.2+	2007 Stock Incentive Plan (2)

10.3*+	Second Amended and Restated Key Personnel Incentive Program

10.4+	2010 Incentive Compensation Plan (2)

10.5+	2010 Non-Qualified Stock Option Plan (2)

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

10.29+	SurgiVision, Inc. Cardiac EP Business Participation Plan (2)

10.30+	Cardiac EP Business Participation Plan Award Agreement, dated June 3, 2010, by and between SurgiVision, Inc. and Nassir F. Marrouche (2)

10.31*+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley

10.32*+	Amended Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley

10.33*+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Parag V. Karmarkar

10.34+	MRI Interventions, Inc. 2012 Incentive Compensation Plan (3)

10.35+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Incentive Stock Option Agreement (3)

10.36+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement (3)

10.37†	Amendment No. 1 to Loan Agreement, Secured Convertible Promissory Notes and Patent Security Agreement effective February 2, 2012, between MRI Interventions, Inc. and Boston Scientific Corporation (6)

10.38†

Omnibus Amendment No. 3 to Technology License Agreement and System and Lead Development and Transfer Agreement effective February 2, 2012, between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation (6)

10.39	Separation Agreement, dated as of May 8, 2012, by and between John Keane and MRI Interventions, Inc. (7)

10.40+	Employment Agreement, dated as of June 19, 2012, by and between Kimble L. Jenkins and MRI Interventions, Inc. (8)

Exhibit Number	Description
10.41+	Employment Agreement, dated as of June 19, 2012, by and between Peter G. Piferi and MRI Interventions, Inc. (8)

10.42+	Employment Agreement, dated as of June 19, 2012, by and between David W. Carlson and MRI Interventions, Inc. (8)

10.43+	Employment Agreement, dated as of June 19, 2012, by and between Oscar L. Thomas and MRI Interventions, Inc. (8)

10.44†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc. (9)

10.45	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the purchasers named therein (5)

10.46	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the purchasers named therein (5)

10.47+	Employment Agreement, dated as of November 10, 2012, by and between Robert C. Korn and MRI Interventions, Inc. (12)

10.48+	MRI Interventions, Inc. Non-Employee Director Compensation Plan (13)

10.49	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto (10)

10.50	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto (10)

10.51	Second Amendment to Co-Development and Distribution Agreement, dated March 6, 2013, between MRI Interventions, Inc. and Brainlab AG (11)

10.52+	MRI Interventions, Inc. 2013 Incentive Compensation Plan (14)

10.53*+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Incentive Stock Option Agreement

10.54*+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement

10.55*+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors

10.56*†	Third Amendment to the Master Services and Licensing Agreement, dated as of July 28, 2013, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.

21*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

Exhibit Number	Description
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

(1)	Incorporated by reference to the Company's Form 10-Q filed with the SEC on May 11, 2012.

(2)	Incorporated by reference to the Company's registration statement on Form 10 filed with the SEC on December 28, 2011.

(3)	Incorporated by reference to Amendment No. 1 to the Company's registration statement on Form 10 filed with the SEC on February 9, 2012.

(4)	Incorporated by reference to Amendment No. 2 to the Company's registration statement on Form 10 filed with the SEC on February 28, 2012.

(5)	Incorporated by reference to the Company's Form 8-K filed with the SEC on July 6, 2012.

(6)	Incorporated by reference to Amendment No. 3 to the Company's registration statement on Form 10 filed with the SEC on March 15, 2012.

(7)	Incorporated by reference to the Company's Form 8-K filed with the SEC on May 14, 2012.

(8)	Incorporated by reference to the Company's Form 8-K filed with the SEC on June 21, 2012.

(9)	Incorporated by reference to the Company's Form 8-K filed with the SEC on June 26, 2012.

(10)	Incorporated by reference to the Company's Form 8-K filed with the SEC on January 22, 2013.

(11)	Incorporated by reference to the Company's Form 8-K filed with the SEC on March 7, 2013.

(12)	Incorporated by reference to the Company's registration statement on Form S-1 filed with the SEC on February 11, 2013.

(13)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 14, 2013.

(14)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on May 1, 2013