Form 10-K/A
period 2012-12-31
MRI INTERVENTIONS, INC.
filed 2013-08-19
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K/A

Amendment No. 1

___________________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $73,951,613, based on the closing sale price as reported on OTC Markets.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at March 1, 2013
Common Stock, $.01 par value per share	57,320,447 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

 EXPLANATORY NOTE

Subsequent to filing its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 11, 2013, MRI Interventions, Inc. (the “Company”) determined that it should have used derivative liability accounting to account for the fair value of the warrants issued by the Company in its July 2012 equity private placement (the “July 2012 PIPE Financing”) in recording the net proceeds received from that transaction, due to the anti-dilution provision associated with the exercise price of the warrants. The Company previously recorded all of the net proceeds from the July 2012 PIPE Financing as equity.

As a result, the Company is filing this Amendment No. 1 to the 2012 Form 10-K (“Amendment No. 1”) for the purpose of restating its financial statements for the year ended December 31, 2012 included in “Item 8. Financial Statements and Supplementary Data,” to correct that non-cash accounting error. See Note 12 to the financial statements included in this Amendment No. 1 for further information relating to the restatements. Conforming changes have been made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, “Item 9A. Controls and Procedures” has been revised to reflect management’s re-evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. “Item 15. Exhibits and Financial Statement Schedules” has been amended to include a new consent from the Company’s independent registered public accounting firm as reflected in Exhibit 23.1, and new certificationss as reflected in Exhibits 31.1, 31.2 and 32.

Items 7, 8, 9A and 15 of the 2012 Form 10-K are the only portions of the 2012 Form 10-K being amended and restated by this Amendment No. 1. The Company has not otherwise modified or updated disclosures presented in the 2012 Form 10-K, except to reflect the effects of the restatements. This Amendment No. 1 does not reflect events occurring after the original filing date of the 2012 Form 10-K on March 11, 2013, and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein with respect to the restatements. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the original filing of the 2012 Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the 2012 Form 10-K and the Company’s filings with the SEC subsequent to the filing of the 2012 Form 10-K. The Company will also file an amended Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 regarding the above-described non-cash accounting error.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. In 2011, we also obtained CE marking approval for the ClearPoint system, which enables us to sell the ClearPoint system in the European Union. Substantially all of our product revenues for 2012 and 2011 relate to sales of our ClearPoint system products.  We do not have regulatory clearance or approval to sell our ClearTrace system, and, therefore, we have not generated revenues from sales of that product candidate. In 2008, we received licensing fees totaling $13.0 million from Boston Scientific for our MRI-safety technologies, which we used to finance our operations and internal growth. We have also financed our operations and internal growth through private placements of securities, borrowings and interest earned on the net proceeds from our private placements and the Boston Scientific licensing fees. Prior to 2008, we were a development stage enterprise. We have incurred significant losses since our inception in 1998 as we devoted substantial efforts to research and development. As of December 31, 2012, we had an accumulated deficit of $65.7 million. We may continue to incur operating losses as we commercialize our ClearPoint system products, continue to develop our product candidates and to expand our business generally.

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

Derivative Liability for Warrants to Purchase Common Stock. Our derivative liability for warrants represents the fair value of warrants issued in connection with a private placement of shares of our common stock. These warrants are presented as liabilities based on an exercise price reduction provision. The liability, which is recorded at fair value on our balance sheet, is calculated using the Monte Carlo simulation valuation method. The change in fair value of these warrants is recognized as other income or expense in our statement of operations.

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

Results of Operations

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

	Year Ended December 31,		Percentage
($s in thousands)	2012	2011	Change
Revenues	$5,058	$3,818	32%
Cost of product revenues	556	656	(15)%
Research and development:
Research and development costs	2,485	4,251	(42)%
Reversal of R&D obligations	(883)	-	NM
Selling, general and administrative expenses	6,030	4,832	25%
Other expense, net	2,748	2,390	15%
Net loss	(5,878)	(8,311)	(29)%

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

Other Expense, Net. Net interest expense for the year ended December 31, 2012 was $2.6 million, compared with $2.5 million for the year ended December 31, 2011, an increase of $86,000. Interest expense which was accrued during the year ended December 31, 2012 was $534,000, compared to $1.2 million for the year ended December 31, 2011. The reduction in interest that was accrued related to the conversion of convertible notes payable into shares of our common stock in February 2012, which notes payable were outstanding for all or part of the year ended December 31, 2011. The remainder of the interest expense recorded during year ended December 31, 2012 was mostly related to the $1.9 million write-off of deferred debt issuance costs and unamortized debt discounts associated with the conversion of convertible notes payable into shares of our common stock in February 2012. The remainder of interest expense recorded during the year ended December 31, 2011 related to amortization of debt discounts and deferred debt issuance costs. Interest income was approximately $14,000 for the year ended December 31, 2012, compared with $3,000 for the year ended December 31, 2011. Also, included in other expense, net, for the year ended December 31, 2012 is a loss of $171,000 related to the change in the fair value of derivative liabilities associated with warrants issued in our July 2012 PIPE financing transaction. No such gain or loss was recorded for the year ended December 31, 2011.

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

Liquidity and Capital Resources

For the years ended December 31, 2012, 2011 and 2010, we incurred net losses of $5.9 million, $8.3 million, and $9.5 million, respectively, and the cumulative net loss since our inception through December 31, 2012 was $65.7 million. We expect such losses to continue through at least the year ended December 31, 2013 as we continue to commercialize our ClearPoint system and pursue research and development activities. Net cash used in operations was $7.4 million, $6.2 million, and $7.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. Since inception, we have financed our activities principally from the sale of equity securities, the issuance of convertible notes and license arrangements.

Our primary financing activities during the years ended December 31, 2012, 2011, and 2010 were:

●	our July 2012 PIPE financing, which resulted in net proceeds of $5.5 million;

●	the unit offering we completed in February 2012, which resulted in net proceeds of $4.9 million, $3.4 million of which we received in 2012 and $1.5 million of which we received in 2011;

●	the unit offering we completed in September 2011, which resulted in net proceeds of $1.3 million;

●	our issuance of a convertible note payable in April 2011, which resulted in net proceeds of $2.0 million;

●	our November 2010 unit offering, which resulted in net proceeds of $3.0 million; and

●	our March 2010 convertible notes payable offering, which resulted in net proceeds of $3.8 million.

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

Based on that evaluation, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective as of December 31, 2012 (the end of the period covered by this Annual Report on Form 10-K).

However, in connection with the restatement of our financial statements for the year ended December 31, 2012, as described in Note 12 to the accompanying financial statements, we re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. As a result of that re-evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

As of the year ended December 31, 2012, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We are committed to a strong internal control environment. Therefore, we are currently taking steps to remediate the accounting error described in Note 12 to the accompanying financial statements. We will disclose any resulting change in our internal control over financial reporting in a future period.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  The following documents are filed under “Item 8.  Financial Statements and Supplementary Data,” pages F-1 through F-30, and are included as part of this Annual Report on Form 10-K:

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

10.39	Separation Agreement, dated as of May 8, 2012, by and between John Keane and MRI Interventions, Inc. (7)

10.40	Employment Agreement, dated as of June 19, 2012, by and between Kimble L. Jenkins and MRI Interventions, Inc. (8)

10.41+	Employment Agreement, dated as of June 19, 2012, by and between Peter G. Piferi and MRI Interventions, Inc. (8)

10.42+	Employment Agreement, dated as of June 19, 2012, by and between David W. Carlson and MRI Interventions, Inc. (8)

10.43+	Employment Agreement, dated as of June 19, 2012, by and between Oscar L. Thomas and MRI Interventions, Inc. (8)

10.44†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc. (9)

10.45	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the purchasers named therein (5)

10.46	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the purchasers named therein (5)

10.47+	Employment Agreement, dated as of November 10, 2012, by and between Robert C. Korn and MRI Interventions, Inc. (12)

Exhibit Number	Description

10.48+	MRI Interventions, Inc. Non-Employee Director Compensation Plan (12)

10.49	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto (10)

10.50	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto (10)

10.51	Second Amendment to Co-Development and Distribution Agreement, dated March 6, 2013, between MRI Interventions, Inc. and Brainlab AG (11)

23.1*	Consent of Cherry Bekaert LLP, formerly known as Cherry, Bekaert & Holland, L.L.P.

24.1	Power of Attorney (13)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

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

(1)	Incorporated by reference to the Company's Form 10-Q filed with the Commission on May 11, 2012.

(2)	Incorporated by reference to the Company's registration statement on Form 10 filed with the Commission on December 28, 2011.

(3)	Incorporated by reference to Amendment No. 1 to the Company's registration statement on Form 10 filed with the Commission on February 9, 2012.

(4)	Incorporated by reference to Amendment No. 2 to the Company's registration statement on Form 10 filed with the Commission on February 28, 2012.

(5)	Incorporated by reference to the Company's Form 8-K filed with the Commission on July 6, 2012.

(6)	Incorporated by reference to Amendment No. 3 to the Company's registration statement on Form 10 filed with the Commission on March 15, 2012.

(7)	Incorporated by reference to the Company's Form 8-K filed with the Commission on May 14, 2012.

(8)	Incorporated by reference to the Company's Form 8-K filed with the Commission on June 21, 2012.

(9)	Incorporated by reference to the Company's Form 8-K filed with the Commission on June 26, 2012.

(10)	Incorporated by reference to the Company's Form 8-K filed with the Commission on January 22, 2013.

(11)	Incorporated by reference to the Company's Form 8-K filed with the Commission on March 7, 2013.

(12)	Incorporated by reference to the Company's registration statement on Form S-1 filed with the Commission on February 11, 2013.

(13)	Incorporated by reference to the Company’s Form 10-K filed with the Commission on March 11, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRI INTERVENTIONS, INC.

Date: August 19, 2012	/s/ Kimble L. Jenkins
Kimble L. Jenkins
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kimble L. Jenkins	Chief Executive Officer and Chairman	August 19, 2013
Kimble L. Jenkins	of the Board of Directors (Principal Executive Officer)

/s/ David W. Carlson	Chief Financial Officer (Principal	August 19, 2013
David W. Carlson	Financial Officer and Principal Accounting Officer)

*	Director	August 19, 2013
Paul A. Bottomley

*	Director	August 19, 2013
Charles E. Koob

*	Director	August 19, 2013
James K. Malernee, Jr.

*	Director	August 19, 2013
Michael A. Pietrangelo

*	Director	August 19, 2013
Andrew K. Rooke

*	Director	August 19, 2013
Michael J. Ryan

*	Director	August 19, 2013
John N. Spencer, Jr.

* By:	/s/ Kimble L. Jenkins	Attorney in Fact	August 19, 2013
Kimble L. Jenkins

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

As discussed in Note 1 to the financial statements, during 2012, the Company recognized a net loss of approximately $5.9 million.  Further, the Company had a net loss of approximately $8.3 million in 2011 and $9.5 million in 2010.  At December 31, 2012 the Company had incurred cumulative losses of approximately $65.7 million. Management’s plans in regard to this matter are described in Note 1.

As discussed in Note 12 to the financial statements, the financial statements as of and for the year ended December 31, 2012 have been restated.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 11, 2013 (except for Notes 2, 8 and 12 for which the date is August 19, 2013)

MRI INTERVENTIONS, INC.

Balance Sheets

	December 31,
	2012	2011
	(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,620,005	$145,478
Accounts receivable	445,432	401,580
Inventory	899,702	968,818
Cost of deferred product revenue	47,639	-
Prepaid expenses and other current assets	63,234	19,773
Total current assets	3,076,012	1,535,649
Property and equipment, net	1,287,115	1,218,830
Software license inventory	1,137,500	-
Deferred financing costs	24,219	214,469
Other assets	26,900	61,481
Total assets	$5,551,746	$3,030,429
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,961,195	$4,037,168
Accrued compensation	278,124	1,011,413
Accrued interest	-	971,733
Other accrued liabilities	1,177,142	2,015,046
Derivative liability	2,129,091	-
Related party deferred license revenue	650,000	2,600,000
Deferred product revenue	112,725	-
Convertible notes payable, net of unamortized discount of $117,405	-	3,953,595
Total current liabilities	6,308,277	14,588,955

Related party deferred revenue	-	1,396,374
Related party accrued interest	-	799,102
Other accrued liabilities	574,722	209,143
Related party convertible notes payable, net of unamortized discount of $0 and $432,706 at December 31, 2012 and 2011, respectively	4,338,601	4,377,294
Convertible notes payable, net of unamortized discount discount of $0 and $316,610 at December 31, 2012 and 2011, respectively	2,000,000	3,308,390
Junior secured notes payable, net of unamortized discount of $2,804,451 and $2,805,686 at December 31, 2012 and December 31, 2011, respectively	195,549	194,314
Total liabilities	13,417,149	24,873,572
Commitments and contingencies (Notes 5, 8, 10 and 11)	-	-
Stockholders' deficit:
Series A convertible preferred stock; $.01 par value; 8,000,000 shares authorized, 7,965,000 shares issued and outstanding at December 31, 2011	-	7,965,000
Common stock, $.01 par value; at December 31, 2012, 100,000,000, 48,418,830 and 48,093,000 shares authorized, issued, and outstanding, respectively; at December 31, 2011, 70,000,000 16,410,820, and 16,084,990 shares authorized, issued, and outstanding, respectively	484,187	164,108
Additional paid-in capital	58,995,972	31,495,593
Treasury stock, at cost, 325,830 common shares	(1,679,234)	(1,679,234)
Accumulated deficit	(65,666,328)	(59,788,610)
Total stockholders' deficit	(7,865,403)	(21,843,143)
Total liabilities and stockholders' deficit	$5,551,746	$3,030,429

See notes to financial statements.

MRI INTERVENTIONS, INC.

Statements of Operations

	Years Ended December 31,
	2012	2011	2010
	(restated)
Revenues:
Related party license revenues	$3,346,374	$2,600,000	$2,600,000
Service revenues	541,182	63,328	-
Product revenues	1,170,679	1,154,838	69,450
Total revenues	5,058,235	3,818,166	2,669,450
Costs and operating expenses:
Cost of product revenues	555,703	656,414	16,314
Research and development:
Research and development costs	2,484,503	4,251,476	5,681,031
Reversal of R&D obligation (see Note 10)	(882,537)	-	-
Selling, general, and administrative	6,029,844	4,831,814	4,698,786
Costs of withdrawn IPO	-	-	1,788,609
Total costs and operating expenses	8,187,513	9,739,704	12,184,740
Operating loss	(3,129,278)	(5,921,538)	(9,515,290)
Other income (expense):
Gain (loss) on change in fair value of derivative liability	(171,371)	-	1,227,500
Other income, net	3,586	104,850	413,623
Interest income	14,152	3,481	10,403
Interest expense	(2,594,807)	(2,498,204)	(1,590,471)
Net loss	$(5,877,718)	$(8,311,411)	$(9,454,235)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.52)	$(1.40)
Weighted average shares outstanding:
Basic and diluted	40,374,048	15,961,371	6,773,714

See notes to financial statements.

MRI INTERVENTIONS, INC.

Statements of Stockholders’ Deficit

Years Ended December 31, 2010, 2011, and 2012

(restated for the year ended December 31, 2012)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Treasury	Accumuluated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balances, January 1, 2010	7,965,000	$7,965,000	5,129,280	$54,551	$25,794,862	$(1,679,234)	$(42,022,964)	$(9,887,785)
Employee share-based compensation	-	-	-	-	245,462	-	-	245,462
Fair value of conversion feature of senior unsecured convertible notes payable	-	-	-	-	834,555	-	-	834,555
Warrants issued in connection with senior unsecured convertible notes payable	-	-	-	-	120,218	-	-	120,218
Elimination of fractional shares resulting from the reverse stock split	-	-	(103)	(1)	(514)	-	-	(515)
Issuance of common stock in payment of director fees	-	-	16,527	165	29,584	-	-	29,749
Issuance of common stock in connection with the sale of unit securities	-	-	10,714,286	107,143	2,668,157	-	-	2,775,300
Net loss for the year	-	-	-	-	-	-	(9,454,235)	(9,454,235)
Balances, December 31, 2010	7,965,000	7,965,000	15,859,990	161,858	29,692,324	(1,679,234)	(51,477,199)	(15,337,251)
Employee share-based compensation	-	-	-	-	989,902	-	-	989,902
Warrants issued in connection with senior unsecured convertible notes payable	-	-	-	-	649,734	-	-	649,734
Fair value of conversion feature of 2011 junior secured convertible notes payable	-	-	-	-	163,633	-	-	163,633
Proceeds from exercise of warrants	-	-	225,000	2,250	-	-	-	2,250
Net loss for the year	-	-	-	-	-	-	(8,311,411)	(8,311,411)
Balances, December 31, 2011	7,965,000	7,965,000	16,084,990	164,108	31,495,593	(1,679,234)	(59,788,610)	(21,843,143)
Employee share-based compensation	-	-	-	-	1,168,034	-	-	1,168,034
Beneficial conversion feature of convertible notes payable	-	-	-	-	383,204	-	-	383,204
Warrants issued with convertible notes payable	-	-	-	-	383,204	-	-	383,204
Warrants issued to placement agents and subagents	-	-	-	-	237,299	-	-	237,299
Conversion of convertible notes and accrued interest into common stock	-	-	16,397,727	163,977	11,216,232	-	-	11,380,209
Conversion of Series A preferred stock into common stock	(7,965,000)	(7,965,000)	7,965,000	79,650	7,885,350	-	-	-
Non-employee share based compensation	-	-	-	-	863,257	-	-	863,257
Common stock issued in exchange for settlement of software license obligations	-	-	1,500,000	15,000	1,647,500	-	-	1,662,500
Issuance of common stock in payment of director fees	-	-	51,928	519	124,106	-	-	124,625
July 2012 unit offering (restated, see Note 12)	-	-	5,454,523	54,545	3,504,230	-	-	3,558,775
Exercise of options and warrants	-	-	638,832	6,388	87,963	-	-	94,351
Net loss for the year (restated, see Note 12)	-	-	-	-	-	-	(5,877,718)	(5,877,718)
Balances, December 31, 2012 (restated, see Note 12)	-	$-	48,093,000	$484,187	$58,995,972	$(1,679,234)	$(65,666,328)	$(7,865,403)

See notes to financial statements.

MRI INTERVENTIONS, INC.

Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(restated)
Cash flows from operating activities:
Net loss	$(5,877,718)	$(8,311,411)	$(9,454,235)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and license amortization	416,970	354,885	266,223
Expenses paid through the issuance of common stock	124,625	-	29,749
Share-based compensation	2,031,291	989,902	245,462
Loss (gain) on change in fair value of derivative liabilities	171,371	-	(1,227,500)
Amortization and write-off of debt issuance costs and original issue discounts	2,061,078	1,359,687	889,624
Write-off of costs of withdrawn IPO	-	-	1,788,609
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(43,852)	(370,040)	(31,540)
Inventory	(270,686)	91,519	(1,214,962)
Cost of deferred product revenue	(47,639)	-	-
Prepaid expenses and other current assets	(43,461)	(3,233)	38,487
Other assets	16,581	4,520	19,520
Accounts payable and accrued expenses	(2,738,727)	2,244,576	3,543,310
Deferred revenue	(3,233,649)	(2,600,000)	(2,600,000)
Net cash flows from operating activities	(7,433,816)	(6,239,595)	(7,707,253)
Cash flows from investing activities:
Purchases of property and equipment	(127,453)	(26,101)	(61,704)
Net cash flows from investing activities	(127,453)	(26,101)	(61,704)
Cash flows from financing activities:
Net proceeds from pre-public unit offerings	3,424,950	2,831,610	3,000,000
Net proceeds from issuance of convertible notes	-	2,000,000	3,777,142
Net proceeds from PIPE financing	5,516,495	-	-
Proceeds from warrant exercises	94,351	2,250	-
Net cash flows from financing activities	9,035,796	4,833,860	6,777,142
Net change in cash and cash equivalents	1,474,527	(1,431,836)	(991,815)
Cash and cash equivalents, beginning of year	145,478	1,577,314	2,569,129
Cash and cash equivalents, end of year	$1,620,005	$145,478	$1,577,314

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-	$49,250
Interest	$33,200	$-	$-

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

●

In 2010, warrants (recorded as deferred financing costs and additional paid-in capital) were issued with a fair value of $120,218 to the placement agent in connection with the sale of the senior unsecured convertible notes.

●

The $163,633 fair value of the warrants and the $163,633 intrinsic value of the beneficial conversion feature associated with the notes, issued in the 2011 Unit Offering (see Note 7) were recorded as additional paid-in capital and a discount to the convertible notes payable.

●	At December 31, 2012, and 2011, deferred financing costs in the amount of $24,219 and $66,500, respectively, were included in accrued expenses.

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

Liquidity and Management’s Plans

For the years ended December 31, 2012, 2011 and 2010, the Company incurred net losses of $5,877,718, $8,311,411, and $9,454,235, respectively, and the cumulative net loss since the Company’s inception through December 31, 2012 was $65,666,328. The Company expects such losses to continue through at least the year ended December 31, 2013 as it continues to commercialize its ClearPoint system and pursue research and development activities. Net cash used in operations was $7,433,816, $6,239,595, and $7,707,253 for the years ended December 31, 2012, 2011, and 2010, respectively. Since inception, the Company has financed its activities principally from the sale of equity securities, the issuance of convertible notes and license arrangements.

The Company’s primary financing activities during the years ended December 31, 2012, 2011, and 2010 were:

●	the July 2012 PIPE financing, which resulted in net proceeds of $5,516,495;

●	the unit offering the Company completed in February 2012, which resulted in net proceeds of $4,946,560, $3,424,950 of which were received in 2012 and $1,521,610 of which were received in 2011;

●	the unit offering the Company completed in September 2011, which resulted in net proceeds of $1,310,000;

●	the issuance of a convertible note payable in April 2011, which resulted in net proceeds of $2,000,000;

●	the November 2010 unit offering, which resulted in net proceeds of $3,000,000; and

●	the March 2010 convertible notes payable offering, which resulted in net proceeds of $3,777,142.

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Derivative liability - warrants	$-	$-	$2,128,302	$2,128,302
Derivative liability - conversion option	-	789	-	789

Derivative Liability for Warrants to Purchase Common Stock

The derivative liability for warrants represents the fair value of warrants issued in connection with a private placement of shares of the Company’s common stock (see Note 8). The warrants are presented as liabilities due to an exercise price reduction provision. The liability, which is recorded at fair value on the balance sheet, is calculated using the Monte Carlo simulation valuation method. The change in fair value of these warrants is recognized as other income or expense in the statement of operations.

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

MRI INTERVENTIONS, INC.

Notes to Financial Statements

Since May 21, 2012, the Company’s common stock has been traded in the over-the-counter market and has been quoted on OTC Markets and the OTC Bulletin Board under the symbol MRIC.  Prior to the time the Company’s stock became publicly traded, the fair value of the Company’s common stock, as well as the common stock underlying options and warrants, granted as compensation, or issued in connection with the settlement of liabilities (“stock based transactions”), were estimated by management, with input from a third-party valuation specialist from time to time. Since the Company’s common stock has been publicly traded, the closing stock price has been used as a key input in determining the fair value for stock based transactions.

Other Derivative Financial Instruments

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

The changes in the fair value of the derivative liability related to the BSC Notes are as follows:

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

In the July PIPE Financing, the Company sold to the investors 5,454,523 shares of common stock, together with warrants to purchase 2,727,274 shares of common stock, for aggregate gross proceeds of $6,000,000.  Each warrant is exercisable for five years from the date of issuance and has an exercise price of $1.45 per share, subject to adjustment from time to time for stock splits or combinations, stock dividends, stock distributions, recapitalizations and other similar transactions.  In addition, the exercise price of the warrants will be subject to weighted average anti‐dilution protection, such that the exercise price will be adjusted downward (commonly referred to as a “down round” provision) on a weighted average basis to the extent the Company issues common stock or common stock equivalents in a financing transaction at a price below the then prevailing warrant exercise price (see Note 11).  Non-employee directors of the Company invested a total of $269,980 in the July PIPE Financing. The Company’s placement agent for the July PIPE Financing, and its sub-placement agents, earned cash commissions of $480,000 as well as warrants to purchase 409,093 shares of the Company’s common stock. The placement agent warrants have the same terms and conditions as the investor warrants, except that the placement agent warrants have an exercise price of $1.10 per share.

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

Under guidance in ASC 815-40, “Contracts in Entity's Own Equity,” the down round provision contained in the warrants issued in the July PIPE Financing requires derivative liability accounting treatment for the warrants. At December 31, 2012, the fair value of the warrants was $2,128,302. The fair value of the warrants was calculated using the Monte Carlo simulation valuation method.

Assumptions used in calculating the fair value of these warrants were as noted below:

	December 31, 2012	Transaction Date
Dividend yield	0%	0%
Expected volatility	47.08%	47.64%
Risk free interest rate	0.65%	0.75%
Expected remaining term (in years)	4.51	5.00

In addition to the assumptions above, the Company also takes into consideration whether or not it would participate in another round of equity financing and, if so, what that stock price would be for such a financing at that time.

The change in the fair value of the warrants accounted for as a derivative liability is reflected below:

Derivative liability at transaction date related to warrants	$1,957,720
Loss on change in fair value of derivative liability related to warrants	170,582
Derivative liability at December 31, 2012 related to warrants	$2,128,302

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

MRI INTERVENTIONS, INC.

Notes to Financial Statements

10. Commitments

Leases

The Company leases office space in Tennessee and California under non-cancellable operating leases. The leases expire in 2014 and 2015, respectively.

Future minimum lease payments under non-cancellable operating leases are as follows:

Years ending December 31,
2013	$142,680
2014	140,583
2015	62,638
Total minimum payments	$345,901

Rent expense under all operating leases was approximately $145,000, $174,000 and $181,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Licenses

Certain license arrangements require minimum royalty payments.  As of December 31, 2012, future minimum royalty payments are as follows:

Years ending December 31,
2013	$95,000
2014	95,000
2015	95,000
2016	95,000
2017	95,000
Thereafter	915,000
Total minimum payments	$1,390,000

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

In the January Financing Transaction, the Company sold to the investors 9,201,684 shares of common stock, together with warrants to purchase 4,600,842 shares of common stock, for aggregate gross proceeds of approximately $11,000,000, before commissions and offering expenses.  Each warrant is exercisable for five years from the date of issuance and has an exercise price of $1.75 per share, subject to adjustment from time to time for stock splits or combinations, stock dividends, stock distributions, recapitalizations and other similar transactions.  In the event the Company issues shares of its common stock or common stock equivalents in a financing transaction after the January Financing Transaction at a price below the then prevailing warrant exercise price, the exercise price of the warrants will be adjusted downward to the price at which the Company issues the common stock or common stock equivalents.  Additionally, the warrants contain a net-cash settlement feature which gives the warrant holder the right to net-cash settlement using the Black-Scholes valuation model in the event certain transactions occur. The Company will apply guidance in ASC 815-40 to account for the net-cash settlement provision and exercise price adjustment provision of the warrants which will result in a portion of the net proceeds of the January Financing Transaction being recorded as a derivative liability.  Thereafter, the fair value of this derivative liability will be calculated each reporting period and the liability adjusted through charges or credits to the statements of operations. Non-employee directors of the Company invested a total of $402,000 in the January Financing Transaction. The Company’s placement agents for the January Financing Transaction earned commissions of approximately $1,100,000.

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

12. Restatements

Subsequent to filing its Annual Report on Form 10-K for the year ended December 31, 2012 with the SEC on March 11, 2013, the Company determined that it should have used derivative liability accounting to account for the fair value of the warrants issued in the Company’s July PIPE Financing. The Company previously recorded all of the net proceeds from the July PIPE Financing as equity. In recording the net proceeds received, due to the down round provision associated with the exercise price of the warrants, the fair value of the warrants should have been recorded as a derivative liability as of the transaction date with a corresponding decrease to equity. Changes in the fair value of these warrants should have been recognized as other income or expense in the statements of operations.

The Company has calculated the fair value of the warrants issued in the July PIPE Financing at the transaction date and for each relevant reporting period using the Monte Carlo simulation valuation method. The Company has restated its previously issued financial statements to correct the non-cash errors related to derivative liability accounting for warrants issued in the July PIPE Financing.

The impact of the restatements is reflected below for the periods indicated:

	As of December 31, 2012			As of September 30, 2012
	As previously reported	Adjustment	Restated	As previously reported	Adjustment	Restated
Balance sheet:
Total assets	$5,551,746	$-	$5,551,746	$7,493,553	$-	$7,493,553

Current liabilities:
Derivative liabilities	$789	$2,128,302	$2,129,091	$7,439	$3,644,458	$3,651,897
All other current liabilities	4,179,186	-	4,179,186	6,235,291	-	6,235,291
Total current liabilities	4,179,975	2,128,302	6,308,277	6,242,730	3,644,458	9,887,188
All other liabilities	7,108,872	-	7,108,872	7,028,098	-	7,028,098
Total liabilities	11,288,847	2,128,302	13,417,149	13,270,828	3,644,458	16,915,286
Additional paid-in capital	60,953,692	(1,957,720)	58,995,972	60,357,805	(1,957,720)	58,400,085
Accumulated deficit	(65,495,746)	(170,582)	(65,666,328)	(64,937,533)	(1,686,738)	(66,624,271)
Other stockholders' equity	(1,195,047)	-	(1,195,047)	(1,197,547)	-	(1,197,547)
Total deficit	(5,737,101)	(2,128,302)	(7,865,403)	(5,777,275)	(3,644,458)	(9,421,733)
Total liabilities and stockholders' deficit	$5,551,746	$-	$5,551,746	$7,493,553	$-	$7,493,553

	Year Ended December 31, 2012			Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As previously reported	Adjustment	Restated	As previously reported	Adjustment	Restated	As previously reported	Adjustment	Restated
Statements of operations:
Operating loss	$(3,129,278)	$-	$(3,129,278)	$(1,017,039)	$-	$(1,017,039)	$(2,648,008)	$-	$(2,648,008)
Gain (loss) on change in fair value of derivative liabilities	(789)	(170,582)	(171,371)	19,106	(1,686,738)	(1,667,632)	(7,439)	(1,686,738)	(1,694,177)
All other income (expense)	(2,577,069)	-	(2,577,069)	(76,622)	-	(76,622)	(2,493,476)	-	(2,493,476)
Net Loss	$(5,707,136)	$(170,582)	$(5,877,718)	$(1,074,555)	$(1,686,738)	$(2,761,293)	$(5,148,923)	$(1,686,738)	$(6,835,661)
Net loss per share (basic and diluted)	$(0.14)	$(0.01)	$(0.15)	$(0.02)	$(0.04)	$(0.06)	$(0.14)	$(0.04)	$(0.18)

Certain amounts in the related statements of cash flows have been corrected, but those changes do not impact the net cash provided from or used in operating, investing or financing activities.