Form 10-Q/A
period 2013-03-31
MRI INTERVENTIONS, INC.
filed 2013-08-19
CIK 1285550

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

EXPLANATORY NOTE

Subsequent to filing its Quarterly Report on Form 10-Q for the period ended March 31, 2013 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on May 10, 2013, MRI Interventions, Inc. (the “Company”) determined that it should have used derivative liability accounting to account for the fair value of the warrants issued by the Company in its July 2012 equity private placement (the “July 2012 PIPE Financing”) in recording the net proceeds received from that transaction, due to the anti-dilution provision associated with the exercise price of the warrants. The Company previously recorded all of the net proceeds from the July 2012 PIPE Financing as equity.

In accounting for the Company’s January 2013 equity private placement (the “January 2013 Financing”), the Company applied derivative liability accounting for the warrants issued in that transaction. However, the Company only considered the net cash settlement feature which gives the warrant holder the right to net cash settlement in the event certain transactions occur. The Company has determined that it should have considered other scenarios that do not result in application of the net cash settlement feature, in accordance with standards for derivative liability accounting.

As a result, to correct those non-cash accounting errors, the Company is filing this Amendment No. 1 to the Form 10-Q (“Amendment No. 1”) for the purpose of restating its condensed financial statements for the three months ended March 31, 2013 included in Part I, “Item 1. Financial Statements.” See Note 6 to the condensed financial statements included in this Amendment No. 1 for further information relating to the restatements. Conforming changes have been made to Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, Part I, “Item 4. Controls and Procedures” has been revised to reflect management’s re-evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Part II, “Item 6. Exhibits” has been amended to include new certifications, as reflected in Exhibits 31.1, 31.2 and 32.

Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q are the only portions of the Form 10-Q being amended and restated by this Amendment No. 1. The Company has not modified or updated disclosures presented in the Form 10-Q, except to reflect the effects of the restatements. This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-Q on May 10, 2013, and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein with respect to the restatements. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q and the Company’s filings with the SEC subsequent to the filing of the Form 10-Q on May 10, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.

Condensed Balance Sheets

 (Unaudited)

	March 31, 2013	December 31, 2012
	(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$9,198,267	$1,620,005
Accounts receivable	384,045	445,432
Inventory	1,061,640	899,702
Prepaid expenses and other current assets	40,471	110,873
Total current assets	10,684,423	3,076,012
Property and equipment, net	1,249,359	1,287,115
Software license inventory	1,067,500	1,137,500
Other assets	22,400	51,119
Total assets	$13,023,682	$5,551,746
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,863,820	$1,961,195
Accrued compensation	306,405	278,124
Other accrued liabilities	348,124	1,177,142
Derivative liabilities	3,810,638	2,129,091
Related party deferred license revenue	-	650,000
Deferred product revenue	-	112,725
Total current liabilities	6,328,987	6,308,277

Other accrued liabilities	273,683	574,722
Related party convertible notes payable	4,338,601	4,338,601
Note payable, net of unamortized discount of $538,786 and $0 at March 31, 2013 and December 31, 2012, respectively	3,750,659	2,000,000
Junior secured notes payable, net of unamortized discounts of $2,797,114 and $2,804,451 at March 31, 2013 and December 31, 2012, respectively	202,886	195,549
Total liabilities	14,894,816	13,417,149
Commitments and contingencies (Note 5)	-	-
Stockholders' deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 57,646,277 and 57,320,447 shares issued and outstanding, respectively, at March 31, 2013; and 48,418,830 and 48,093,000 shares issued and outstanding, respectively, at December 31, 2012	576,462	484,187
Additional paid-in capital	65,721,714	58,995,972
Treasury stock, at cost, 325,830 common shares	(1,679,234)	(1,679,234)
Accumulated deficit	(66,490,076)	(65,666,328)
Total stockholders' deficit	(1,871,134)	(7,865,403)
Total liabilities and stockholders' deficit	$13,023,682	$5,551,746

See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Statements of Operations

 (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(restated)
Revenues:
Related party license revenues	$650,000	$650,000
Service revenues	153,946	108,330
Product revenues	460,253	221,669
Total revenues	1,264,199	979,999
Costs and operating expenses:
Cost of product revenues	226,331	101,669
Research and development costs	771,453	689,669
Selling, general, and administrative	1,633,447	1,340,103
Total costs and operating expenses	2,631,231	2,131,441
Operating loss	(1,367,032)	(1,151,442)
Other income (expense):
Gain on change in fair value of derivative liabilities	1,623,698	-
Loss on note payable modification	(1,356,177)	-
Other income, net	374,333	1,170
Interest income	7,119	1,619
Interest expense	(105,689)	(2,325,736)
Net loss	$(823,748)	$(3,474,389)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.02)	$(0.14)
Weighted average shares outstanding:
Basic and diluted	54,860,923	25,187,547

See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Statement of Stockholders’ Deficit

Three Months Ended March 31, 2013

 (Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balances, January 1, 2013	48,093,000	$484,187	$58,995,972	$(1,679,234)	$(65,666,328)	$(7,865,403)
January 2013 Private Placement (restated, see Note 6)	9,201,684	92,017	6,407,533	-	-	6,499,550
Employee share-based compensation	-	-	318,467	-	-	318,467
Net settlement warrant exercises	25,763	258	(258)	-	-	-
Net loss for the three months ended March 31, 2013 (restated, see Note 6)	-	-	-	-	(823,748)	(823,748)
Balances, March 31, 2013	57,320,447	$576,462	$65,721,714	$(1,679,234)	$(66,490,076)	$(1,871,134)

See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(restated)
Cash flows from operating activities:
Net loss	$(823,748)	$(3,474,389)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and license amortization	114,569	98,633
Share-based compensation	318,467	229,855
Gain on change in fair value of derivative liabilities	(1,623,698)	-
Loss on loan modification	1,356,177	-
Amortization and write-off of debt issuance costs and original issue discounts	12,375	2,058,746
Increase (decrease) in cash resulting from changes in:
Accounts receivable	61,387	242,950
Inventory	(156,265)	(20,596)
Prepaid expenses and other current assets	47,639	(37,155)
Other assets	22,763	1,101
Accounts payable and accrued expenses	(809,707)	(333,165)
Deferred revenue	(762,725)	(650,000)
Net cash flows from operating activities	(2,242,766)	(1,884,020)
Cash flows from investing activities:
Purchases of property and equipment	(7,986)	(4,521)
Net cash flows from investing activities	(7,986)	(4,521)
Cash flows from financing activities:
Net proceeds from private placement, net of issuance costs	9,829,014	-
Proceeds from issuance of convertible notes payable, net of issuance costs	-	3,424,950
Net cash flows from financing activities	9,829,014	3,424,950
Net change in cash and cash equivalents	7,578,262	1,536,409
Cash and cash equivalents, beginning of period	1,620,005	145,478
Cash and cash equivalents, end of period	$9,198,267	$1,681,887

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$5,457	$-

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

Liquidity and Management’s Plans

For the three months ended March 31, 2013 and for the year ended December 31, 2012, the Company incurred net losses of $823,748 and $5,877,718, respectively, and the cumulative net loss since the Company’s inception through March 31, 2013 was $66,490,076. The Company expects such losses to continue through at least the year ended December 31, 2013 as it continues to commercialize its ClearPoint system and pursue research and development activities. Net cash used in operations was $2,242,766 and $7,433,816, for the three months ended March 31, 2013 and for the year ended December 31, 2012, respectively. Since inception, the Company has financed its activities principally from the sale of equity securities, the issuance of convertible notes and license arrangements.

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Derivative liability - warrants	$-	$-	$3,810,638	$3,810,638
Derivative liability - conversion option	-	-	-	-

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

 (Unaudited)

Derivative Liability for Warrants to Purchase Common Stock

The derivative liability for warrants represents the fair value of warrants issued in connection with private placements of shares of the Company’s common stock (see Note 5). The warrants are presented as liabilities based on certain exercise price reduction and net cash settlement provisions. The liability, which is recorded at fair value on the balance sheet, is calculated using the Monte Carlo simulation valuation method. The change in fair value of these warrants is recognized as other income or expense in the statement of operations.

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

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

 (Unaudited)

In addition, the warrants contain a net cash settlement feature which gives the warrant holder the right to net cash settlement in the event certain transactions occur. Pursuant to the net cash settlement provision of the warrants, if such a transaction occurs the warrant holder will be entitled to a value calculated under the Black-Scholes valuation model using (i) an expected volatility equal to the greater of 100% and the 100-day volatility obtained from the HVT function on Bloomberg, (ii) an expected term equal to the remaining term of the warrant, and (iii) an interest rate equal to the U.S. Treasury risk-free rate for the term of the lesser of the remaining term of the warrant or twenty-four months.

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

Common Stock Warrants Requiring Liability Accounting

Under guidance in ASC 815-40, “Contracts in Entity's Own Equity,” the net cash settlement and down round provisions contained in the warrants issued in the January Financing Transaction require derivative liability accounting treatment for the warrants. Likewise, under ASC 815-40, the down round provision contained in the warrants issued in the July 2012 Financing Transaction also requires derivative liability accounting treatment for the warrants. As of March 31, 2013 and December 31, 2012, the aggregate fair value of these warrants was $3,810,638 and $2,128,302, respectively. The fair value of these warrants was calculated using the Monte Carlo simulation valuation method.

Assumptions used in calculating the fair value of these warrants were as noted below (including assumptions used in calculating the transaction date fair value for the warrants issued in the January Financing Transaction):

	March 31, 2013			January Financing Transaction Date			December 31, 2012
Dividend yield		0%			0%		0%
Expected volatility	46.59%	-	100.00%	47.08%	-	100.00%	47.08%
Risk free interest rate	0.61%	-	0.75%		0.91%		0.65%
Expected remaining term (in years)	4.26	to	4.82		5		4.51

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of equity financing and, if so, what that stock price would be for such a financing at that time. The Company also considers the probability of a qualifying adverse change of control event that would trigger the net cash settlement provision.

The change in the fair value of the warrants accounted for as derivative liabilities is reflected below:

Balance at January 1, 2013	$2,128,302
Fair value of warrants issued in January
Financing Transaction at transaction date	3,305,245
Decrease in fair value resulting in gain	(1,622,909)
Fair value at March 31, 2013	$3,810,638

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

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

6. Restatements

Subsequent to filing its Quarterly Report on Form 10-Q for the three months ended March 31, 2013 with the SEC on May 10, 2013, the Company determined that it should have used derivative liability accounting to account for the fair value of the warrants issued in the Company’s July 2012 Financing Transaction in recording the net proceeds received, due to the down round provision associated with the exercise price of the warrants. The Company previously recorded all of the net proceeds from the July 2012 Financing Transaction as equity. In addition, in accounting for the warrants issued in the January Financing Transaction, the Company did apply derivative liability accounting; however, the valuation model used to determine the fair value of the warrants only considered the net cash settlement feature which gives the warrant holder the right to net cash settlement in the event certain transactions occur. The Company also should have included other scenarios that do not result in application of the net cash settlement feature and should have considered the down round provision in determining the fair value of the warrants.

The Company has calculated the fair value of the warrants issued in both the July 2012 Financing Transaction and the January Financing Transaction as of the transaction date and for each relevant reporting period using the Monte Carlo simulation valuation method. The Company has restated its previously issued financial statements as of and for the three months ended March 31, 2013, to correct the non-cash errors related to derivative liability accounting for the warrants issued in the July 2012 Financing Transaction and the January Financing Transaction.

The impact of the restatements is reflected below for the periods indicated:

	As of March 31, 2013
	As previously reported	Adjustment	Restated
Balance sheet:
Total assets	$13,023,682	$-	$13,023,682

Current liabilities:
Derivative liabilities	$3,771,310	$39,328	$3,810,638
All other current liabilities	2,518,349	-	2,518,349
Total current liabilities	6,289,659	39,328	6,328,987
All other liabilities	8,565,829	-	8,565,829
Total liabilities	14,855,488	39,328	14,894,816
Additional paid-in capital	65,716,715	4,999	65,721,714
Accumulated deficit	(66,445,749)	(44,327)	(66,490,076)
Other stockholders' equity	(1,102,772)	-	(1,102,772)
Total deficit	(1,831,806)	(39,328)	(1,871,134)
Total liabilities and stockholders' deficit	$13,023,682	$-	$13,023,682

	Three Months Ended March 31, 2013
	As previously reported	Adjustment	Restated
Statement of operations:
Operating loss	$(1,367,032)	$-	$(1,367,032)
Gain (loss) on change in fair value of derivative liabilities	1,497,443	126,255	1,623,698
All other income (expense)	(1,080,414)	-	(1,080,414)
Net Loss	$(950,003)	$126,255	$(823,748)
Net loss per share (basic and diluted)	$(0.02)	$0.00	$(0.02)

Certain amounts in the related statements of cash flows have been corrected, but those changes did not impact the net cash provided from or used in operating, investing or financing activities.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. In 2011, we also obtained CE marking approval for the ClearPoint system, which enables us to sell the ClearPoint system in the European Union. Substantially all of our product revenues for 2012 and 2011 and the three months ended March 31, 2013 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system, and, therefore, we have not generated revenues from sales of that product candidate. In 2008, we received licensing fees totaling $13.0 million from Boston Scientific for our MRI-safety technologies, which we used to finance our operations and internal growth. We have also financed our operations and internal growth through private placements of securities, borrowings and interest earned on the net proceeds from our private placements and the Boston Scientific licensing fees. Prior to 2008, we were a development stage enterprise. We have incurred significant losses since our inception in 1998 as we devoted substantial efforts to research and development. As of March 31, 2013, we had an accumulated deficit of $66.5 million. We expect to incur losses through at least December 31, 2013, and we may continue to incur losses thereafter, as we commercialize our ClearPoint system products, continue to develop our product candidates and expand our business generally.

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

Since inception, the most significant source of our revenues has been related to our collaborative agreements with Boston Scientific, principally from recognition of the $13.0 million of licensing fees, which we received in 2008. Revenues associated with these licensing fees were recognized on a straight-line basis over a five year period, representing our estimated period of continuing involvement in the development activities, which ended at March 31, 2013. Any additional payments related to substantive, performance-based milestones that may be received under the agreement regarding implantable cardiac leads will be recognized upon receipt. These revenue recognition policies are more fully described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Significant Judgments and Estimates” in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on August 19, 2013.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2013 as compared to the critical accounting policies described in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on August 19, 2013.

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	Three Months Ended March 31,		Percentage
($s in thousands)	2013	2012	Change
Revenues	$1,264	$980	29%
Cost of product revenues	226	102	122%
Research and development costs	771	690	12%
Selling, general and administrative expenses	1,633	1,340	22%
Other income (expense):
Gain on change in fair value derivative liability	1,623	-	NM
Loss on loan modification	(1,356)	-	NM
Other income, net	374	1	NM
Interest expense, net	(99)	(2,323)	(96)%
Net loss	(824)	(3,474)	(76)%

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

Other Income (Expense), Net. During the three months ended March 31, 2013 we recorded a $1.6 million gain related to the change in the fair value of the derivative liability associated with the warrants we issued in two equity private placement transactions. The decrease in the fair value of the derivative liability was almost exclusively due to the decrease in our stock price and the impact the lower stock price had on the fair value computation.

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

Liquidity and Capital Resources

For the three months ended March 31, 2013 and the year ended December 31, 2012, we incurred net losses of $824,000 and $5.9 million, respectively, and the cumulative net loss since our inception through March 31, 2013 was $66.5 million. We expect such losses to continue through at least the year ended December 31, 2013 as we continue to commercialize our ClearPoint system and pursue research and development activities. Net cash used in operations was $2.2 million and $7.4 million for the three months ended March 31, 2013 and year ended December 31, 2012, respectively. Since inception, we have financed our activities principally from the sale of equity securities, the issuance of convertible notes and license arrangements.

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

Based on that evaluation, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective as of March 31, 2013.

However, in connection with the restatement of our condensed financial statements for the three months ended March 31, 2013, as described in Note 6 to the accompanying condensed financial statements, we re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. As a result of that re-evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013 there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We are committed to a strong internal control environment. Therefore, we are currently taking steps to remediate the accounting error described in Note 6 to the accompanying condensed financial statements. We will disclose any resulting change in our internal control over financial reporting in a future period.

ITEM 6.	EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2013

MRI INTERVENTIONS, INC.

By:	/s/ K/s/ Kimble L. Jenkins
Kimble L. Jenkins
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David W. Carlson
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