Form 10-Q
period 2013-09-30
MRI INTERVENTIONS, INC.
filed 2013-11-13
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒No

As of November 8, 2013, there were 58,488,262 shares of common stock outstanding.

MRI INTERVENTIONS, INC.

i

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

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. You should refer to the section of this Quarterly Report entitled “Risk Factors” under Part II, Item 1A below for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Quarterly Report, except to the extent required by applicable securities laws.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.

Condensed Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$5,031,199	$1,620,005
Accounts receivable	787,706	445,432
Inventory	1,242,368	899,702
Prepaid expenses and other current assets	164,999	110,873
Total current assets	7,226,272	3,076,012
Property and equipment, net	1,237,453	1,287,115
Software license inventory	945,000	1,137,500
Other assets	111,692	51,119
Total assets	$9,520,417	$5,551,746
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,543,114	$1,961,195
Accrued compensation	178,904	278,124
Other accrued liabilities	373,635	1,177,142
Derivative liabilites	4,106,224	2,129,091
Related party deferred revenues	-	650,000
Deferred product and service revenues	110,265	112,725
Total current liabilities	6,312,142	6,308,277

Other accrued liabilities	445,781	574,722
Related party convertible notes payable	4,338,601	4,338,601
Note payable, net of unamortized discount of $471,103 and $0 at September 30, 2013 and December 31, 2012, respectively	3,818,342	2,000,000
Junior secured notes payable, net of unamortized discounts of $2,782,440 and $2,804,451 at September 30, 2013 and December 31, 2012, respectively	217,560	195,549
Total liabilities	15,132,426	13,417,149
Commitments and contingencies (Notes 5 and 6)
Stockholders' deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 58,807,144 and 58,481,314 shares issued and outstanding, respectively, at September 30, 2013; and 48,418,830 and 48,093,000 issued and outstanding, respectively, at Decembet 31, 2012	588,070	484,187
Additional paid-in capital	66,515,975	58,995,972
Treasury stock, at cost, 325,830 common shares	(1,679,234)	(1,679,234)
Accumulated deficit	(71,036,820)	(65,666,328)
Total stockholders' deficit	(5,612,009)	(7,865,403)
Total liabilities and stockholders' deficit	$9,520,417	$5,551,746

See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Product revenues	$850,027	$318,447	$1,807,653	$831,472
Development service revenues	49,052	163,381	268,114	414,115
Other service revenues	28,378	-	28,378	-
Related party license revenues	-	650,000	650,000	1,950,000
Total revenues	927,457	1,131,828	2,754,145	3,195,587
Costs and operating expenses:
Cost of product revenues	365,497	133,371	887,605	391,797
Research and development:
Research and development costs	725,304	573,562	2,238,574	1,749,253
Reversal of R&D obligation	-	-	-	(882,537)
Selling, general, and administrative	1,697,876	1,441,934	5,034,514	4,585,082
Total costs and operating expenses	2,788,677	2,148,867	8,160,693	5,843,595
Operating loss	(1,861,220)	(1,017,039)	(5,406,548)	(2,648,008)
Other income (expense):
Gain (loss) on change in fair value of deriviative liabilities	(1,250,857)	(1,667,632)	1,328,112	(1,694,177)
Loss on note payable modification	-	-	(1,356,177)	-
Other income (expense), net	39,160	2,006	406,548	3,926
Interest income	5,798	7,200	20,688	10,180
Interest expense	(127,693)	(85,828)	(363,115)	(2,507,582)
Net loss	$(3,194,812)	$(2,761,293)	$(5,370,492)	$(6,835,661)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.06)	$(0.09)	$(0.18)
Weighted average shares outstanding:
Basic and diluted	58,254,039	47,531,093	56,845,732	37,807,188

See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Statement of Stockholders’ Deficit

Nine Months Ended September 30, 2013

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balances, January 1, 2013	48,093,000	$484,187	$58,995,972	$(1,679,234)	$(65,666,328)	$(7,865,403)
January 2013 Private Placement (see Note 5)	9,201,684	92,017	6,407,533	-	-	6,499,550
Share-based compensation	-	-	1,003,028	-	-	1,003,028
Warrant exercises	1,101,177	11,012	8,613	-	-	19,625
Issuance of common stock in payment of director fees	85,453	854	100,829	-	-	101,683
Net loss for the nine months ended September 30, 2013	-	-	-	-	(5,370,492)	(5,370,492)
Balances, September 30, 2013	58,481,314	$588,070	$66,515,975	$(1,679,234)	$(71,036,820)	$(5,612,009)

See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,370,492)	$(6,835,661)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and license amortization	346,183	309,987
Share-based compensation	1,003,028	1,651,280
Expenses paid through the issuance of common stock	101,683	-
(Gain) loss on change in fair value of derivative liability	(1,328,112)	1,694,177
Gain on negotiated reductions in accounts payable and other accrued expenses	(382,263)	-
Loss on loan modification	1,356,177	-
Amortization and write-off of debt issuance costs and original issue discounts	94,732	2,056,552
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(342,274)	215,526
Inventory	(355,709)	(237,057)
Prepaid expenses and other current assets	(54,126)	(110,100)
Other assets	(2,125)	16,581
Accounts payable and accrued expenses	(678,042)	(2,018,300)
Deferred revenue	(652,460)	(1,950,000)
Net cash flows from operating activities	(6,263,800)	(5,207,015)
Cash flows from investing activities:
Purchases of property and equipment	(73,645)	(93,256)
Acquisition of license	(100,000)	-
Net cash flows from investing activities	(173,645)	(93,256)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net of issuance costs	-	3,424,950
Proceeds from private placement, net of issuance costs	9,829,014	5,516,495
Proceeds from warrant exercise	19,625	600
Net cash flows from financing activities	9,848,639	8,942,045
Net change in cash and cash equivalents	3,411,194	3,641,774
Cash and cash equivalents, beginning of period	1,620,005	145,478
Cash and cash equivalents, end of period	$5,031,199	$3,787,252

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$10,709	$26,274

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

●

ClearPoint reusable components were transferred from inventory to loaned systems, which is a component of property and equipment, with net costs of $163,553 and $266,131 during the nine months ended September 30, 2013 and 2012, respectively.

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

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.    Description of the Business and Liquidity

MRI Interventions, Inc. (the “Company”) is a medical device company focused on the development and commercialization of technology that enables physicians to see inside the brain and heart using direct, intra-procedural magnetic resonance imaging (“MRI”) guidance while performing minimally invasive surgical procedures. The Company was incorporated in the state of Delaware on March 12, 1998. In August 2013, the Company formed a subsidiary, MRI Interventions (Canada) Inc. (“MRII Canada”). As of September 30, 2013, there had been no activity in MRII Canada.

The Company’s ClearPoint system, an integrated system comprised of reusable components and disposable products, is designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. In 2010, the Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) to market the ClearPoint system in the United States for general neurological interventional procedures. The Company’s ClearTrace system is a product candidate under development that is designed to allow catheter-based minimally invasive procedures in the heart to be performed in an MRI suite. The Company has also entered into exclusive licensing and development agreements with affiliates of Boston Scientific Corporation (“Boston Scientific”), pursuant to which Boston Scientific may incorporate certain of the Company’s MRI-safety technologies into Boston Scientific’s implantable leads for cardiac and neurological applications.

Liquidity and Management’s Plans

For the nine months ended September 30, 2013 and for the year ended December 31, 2012, the Company incurred net losses of $5,370,492 and $5,877,718, respectively, and the cumulative net loss from the Company’s inception through September 30, 2013 was $71,036,820. Net cash used in operations was $6,263,800 for the nine months ended September 30, 2013 and $7,433,816 for the year ended December 31, 2012. Since inception, the Company has financed its activities principally from the sale of equity securities, the issuance of convertible notes and license arrangements.

The Company’s primary financing activities during the nine months ended September 30, 2013 and the year ended December 31, 2012 were:

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

While the Company expects to continue to use cash in operations, the Company believes its existing cash and cash equivalents at September 30, 2013 of $5,031,199, combined with cash generated from product and service revenues, will be sufficient to meet the Company’s anticipated cash requirements through at least March 2014. During the remainder of 2013, the Company plans to increase its spending on sales and marketing activities as it continues the commercial rollout of its ClearPoint system, from which the Company expects to increase ClearPoint system product revenues. Certain planned expenditures are discretionary and could be deferred if the Company is required to do so to fund critical operations. The sale of additional equity or convertible debt securities will likely result in dilution to the Company’s current stockholders. To the extent the Company’s available cash and cash equivalents are insufficient to satisfy its long-term operating requirements, the Company will need to seek additional sources of funds, from the sale of additional equity, debt or other securities or through a credit facility, or to modify its current business plan. There can be no assurances that the Company will be able to obtain additional financing on commercially reasonable terms, if at all.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

2.    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) have been prepared on a basis consistent with the Company’s December 31, 2012 audited financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The condensed financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, which was filed with the SEC on August 19, 2013. The accompanying condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine month periods ended September 30, 2013 may not be indicative of the results to be expected for the entire year or any future periods.

Fair Value Measurements

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to their short maturities.

The table below reflects the carrying values and the estimated fair values of the Company’s outstanding notes payable at September 30, 2013:

	Carrying Values	Estimated Fair Value
Related party Boston Scientific convertible notes payable	$4,338,601	$3,906,979
Note payable	3,818,342	3,818,342
Junior secured notes payable	217,560	2,062,546

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis. GAAP provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority, referred to as Level 1, to quoted prices in active markets for identical assets and liabilities. The next priority, referred to as Level 2, is given to quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability. The lowest priority, referred to as Level 3, is given to unobservable inputs. See Note 5 for fair value information related to the Company’s derivative liabilities, which are the only assets or liabilities carried at fair value by the Company on a recurring basis at September 30, 2013. The table below reflects the level of the inputs used in the Company’s fair value calculation for instruments carried at fair value.

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Derivative liability - warrants	$-	$-	$4,106,224	$4,106,224
Derivative liability - conversion option	-	-	-	-

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Derivative Liability for Warrants to Purchase Common Stock

The derivative liability for warrants represents the fair value of warrants issued in connection with private placements of shares of the Company’s common stock (see Note 5). These warrants are presented as liabilities based on certain exercise price reset and net cash settlement provisions. The liability, which is recorded at fair value on the accompanying balance sheets, is calculated utilizing the Monte Carlo simulation valuation method. The change in fair value of these warrants is recognized as other income or expense in the statements of operations.

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

Revenue Recognition

The Company’s revenues arise from: (1) the sale of ClearPoint system reusable components; (2) sales of ClearPoint disposable products; and (3) license, development and other service arrangements. The Company recognizes revenue, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is probable and risk of loss has transferred to the customer. For all sales, the Company requires either a purchase agreement or a purchase order as evidence of an arrangement.

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

(2)      Sale of ClearPoint disposable products – Revenues from the sale of ClearPoint disposable products utilized in procedures performed using the ClearPoint system are recognized at the time risk of loss passes to the customer, which is generally at shipping point or upon delivery to the customer’s location, depending upon the specific terms agreed upon with the customer.

(3)     License, development other service arrangements - The Company analyzes revenue recognition on an agreement-by-agreement basis as discussed below.

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

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

During the nine months ended September 30, 2013 and 2012, the Company recognized $650,000 and $1,950,000, respectively, in related party license fee revenues. There were no remaining amounts recorded as deferred related party license revenues subsequent to March 31, 2013 as the Company’s period of continuing involvement ended on that date.

Amounts the Company may receive, if any, related to substantive, performance-based milestones in research and development arrangements under the agreement will be recognized upon receipt. Future product royalty income related to the agreement, if any, will be recognized as the related products are sold and amounts are payable to the Company.

●

Development service revenues – In 2011, the Company entered into an agreement to provide development services to a third party. Under this agreement, the Company earns revenue equal to costs incurred for outside expenses related to the development services provided, plus actual direct internal labor costs (including the cost of employee benefits), plus an overhead markup of the direct internal labor costs incurred. Revenue is recognized in the period in which the Company incurs the related costs. During the nine months ended September 30, 2013 and 2012, the Company recorded development service revenues of $268,114 and $404,115, respectively, related to this agreement. From time to time, the Company may also perform development services for other third parties evidenced by either a development agreement or a purchase order. During the nine months ended September 30, 2012, the Company recorded revenues totaling $10,000 for such services.

●

Other service revenues – Other service revenues are comprised primarily of installation fees charged in connection with ClearPoint system installations and service agreement revenues. Typically, the Company will bill upfront for service agreements that have terms ranging from one to three years. These amounts are recognized as revenues ratably over the term of the related service agreement.

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

	As of September 30,
	2013	2012
Stock options	6,739,877	6,132,127
Warrants	12,203,489	8,945,247
Shares under convertible note agreements	542,325	4,371,029
	19,485,691	19,448,403

New Accounting Pronouncements

In February 2013, the FASB issued guidance that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance were effective prospectively as of the beginning of the Company’s 2013 fiscal year. The adoption of this standard update did not have an impact on the Company’s financial statements for the three or nine months ended September 30, 2013.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

3.    Inventory

Inventory consists of the following as of:

	September 30, 2013	December 31, 2012
Work in process	$564,741	$494,290
Software license inventory	397,000	344,500
Finished goods	280,627	60,912
Inventory included in current assets	1,242,368	899,702
Software license inventory	945,000	1,137,500
	$2,187,368	$2,037,202

4.    Note Payable Modification

In April 2011, the Company issued a $2,000,000 subordinated secured convertible note (“April 2011 Note”) to Brainlab AG (“Brainlab”). Upon issuance, the April 2011 Note was scheduled to mature in April 2016, unless earlier converted, and it accrued interest at the rate of 10% per year. The April 2011 Note was amended in February 2012, to among other things, provide Brainlab the option to convert the April 2011 Note into shares of the Company’s common stock at a conversion price of $0.60 per share at any time on or before February 23, 2013.

On February 21, 2013, Brainlab delivered notice to the Company of its election to convert the April 2011 Note into shares of the Company’s common stock at the conversion price of $0.60 per share. However, prior to the issuance of those conversion shares, on March 6, 2013, the Company and Brainlab entered into a loan modification. As a result of that loan modification, Brainlab revoked its election to convert the April 2011 Note into shares of common stock. Under the loan modification, the Company issued an amended and restated subordinated secured convertible note to Brainlab (the “Amended and Restated Note”), which amended the April 2011 Note (i) to remove the equity conversion feature, such that the Amended and Restated Note is not convertible into any shares of the Company’s capital stock, (ii) to reduce the interest rate, beginning March 6, 2013, from 10% per year to 5.5% per year, (iii) to ease certain restrictive loan covenants, and (iv) to reflect a new note principal balance of $4,289,444, which represents the sum of (A) the original principal balance of the April 2011 Note in the amount of $2,000,000, plus (B) interest accrued under the April 2011 Note through March 6, 2013 in the amount of $389,444, plus (C) $1,900,000. The Amended and Restated Note completely replaced and superseded the April 2011 Note. The Amended and Restated Note matures in April 2016, and principal and accrued interest under the Amended and Restated Note is payable in a single installment upon maturity. Like the April 2011 Note, the Amended and Restated Note is secured by a security interest in the assets of the Company, which security interest is junior and subordinate to the security interest that secures the related party convertible notes payable issued by the Company to Boston Scientific.

The Company has applied guidance in FASB ASC 470-50, “Debt Modifications and Extinguishments,” which requires calculating the fair value of the Amended and Restated Note, as of the loan modification date, based on the amended terms. At the time of the loan modification, the fair value of the Amended and Restated Note, with its principal balance of $4,289,444, was $3,745,621. The difference between the fair value of the Amended and Restated Note immediately following the loan modification and the carrying value of the April 2011 Note and related accrued interest immediately prior to the loan modification, resulted in a charge to other expense of $1,356,177 in the statement of operations during the nine months ended September 30, 2013. The $543,823 difference between the principal amount of the Amended and Restated Note and the fair value of the Amended and Restated Note on the date of the loan modification was recorded as a debt discount and is being amortized to interest expense using the effective interest method over the term of the Amended and Restated Note.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

In addition, the warrants contain a net-cash settlement feature that gives the warrant holder the right to net-cash settlement in the event certain transactions occur. Pursuant to the net-cash settlement provision of the warrants, if such a transaction occurs, the warrant holder will be entitled to receive cash equal to the value calculated under the Black-Scholes valuation model using (i) an expected volatility equal to the greater of 100% and the 100-day volatility obtained from the HVT function on Bloomberg, (ii) an expected term equal to the remaining term of the warrant, and (iii) an interest rate equal to the United States Treasury risk-free rate for the term of the lesser of the remaining term of the warrant or twenty-four months.

The Company’s placement agents earned commissions of $1,104,202 and the Company incurred other transaction costs of $133,024 related to the January 2013 Financing Transaction.

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

Common Stock Warrants Requiring Liability Accounting

Under guidance in FASB ASC 815-40, “Contracts in Entity's Own Equity,” the net-cash settlement and down round provisions contained in the warrants issued in the January 2013 Financing Transaction require derivative liability accounting treatment for the warrants. Likewise, under ASC 815-40, the down round provision contained in the warrants issued in the July 2012 Financing Transaction also requires derivative liability accounting treatment for the warrants. As of September 30, 2013 and December 31, 2012, the aggregate fair value of these warrants was $4,106,224 and $2,128,302, respectively. The fair value of these warrants was calculated using the Monte Carlo simulation valuation method.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Assumptions used in calculating the fair value of these warrants are noted below (including assumptions used in calculating the transaction date fair value for the warrants issued in the January 2013 Financing Transaction):

	January 2013 Financing Transaction Date			September 30, 2013
Dividend yield		0%			0%
Expected volatility	47.08%	-	100.00%	45.96%	-	100.00%
Risk free interest rates		0.91%		0.93%	-	1.14%
Expected remaining term (years)		5		3.76	to	4.32

In addition to the assumptions above, the Company also takes into consideration whether the Company would participate in another equity financing and, if so, what the offering price would be in such a financing at that time.

The change in the fair value of the warrants accounted for as derivative liabilities is reflected below:

Balance at January 1, 2013	$2,128,302
Fair value of warrants issued in January 2013
Financing Transaction at transaction date	3,305,245
Decrease in fair value resulting in gain	(1,327,323)
Fair value at September 30, 2013	$4,106,224

The Company will continue to adjust the derivative liability for changes in fair value until the earlier of the expiration or exercise of the warrants, at which time the liability will be reclassified to stockholders' equity.

Stock Options

In June 2013, the stockholders of the Company approved the creation of a new share-based incentive plan (the “2013 Plan”). Following stockholder approval of the 2013 Plan, no new grants under the Company’s prior stock plans were made. A total of 1,250,000 shares of the Company’s common stock are reserved for issuance under the 2013 Plan, of which awards as to 382,500 shares had been made as of September 30, 2013. Thus, 867,500 shares remained available for award grants as of September 30, 2013 under the 2013 Plan. On November 5, 2013, awards as to 567,000 shares were granted to employees under the 2013 Plan.

Activity under all of the Company’s equity compensation plans during the nine months ended September 30, 2013 is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2013	6,432,127	$1.58
Granted	452,500	1.20
Forfeited	(144,750)	2.18
Outstanding at September 30, 2013	6,739,877	1.54

The estimated grant date fair values of options granted during the nine months ended September 30, 2013 were calculated using the Black-Scholes valuation model, based on the following assumptions:

Dividend yield		0%
Expected Volatility	45.33%	to	45.96%
Risk free Interest rates	0.92%	to	1.96%
Expected lives (years)	5.5	to	6.0

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the periods indicated below, employee share-based compensation expense related to options was:

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
$345,632	$300,304	$988,223	$843,866

As of September 30, 2013, there was unrecognized compensation expense of $1,117,909 related to outstanding stock options which is expected to be recognized over a weighted average period of approximately 1.5 years.

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the nine months ended September 30, 2013 was as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2013	8,763,836	$0.95
Issued	4,643,842	1.75
Forfeited	(41,666)	1.00
Exercised	(1,162,523)	0.10
Outstanding at September 30, 2013	12,203,489	1.33

In August 2013, warrants were issued to a service provider to purchase 43,000 shares of the Company’s common stock at $1.75 per share. The fair value of these warrants of $14,805, which was calculated using the Black-Scholes valuation model, was recorded as share-based compensation expense. Assumptions used in calculating the fair value of these warrants included a dividend yield of 0%, expected volatility of 46.49%, a risk free interest rate of 1.38%, and an expected life of 5 years.

During the nine months ended September 30, 2013, certain warrants were exercised on a net settlement basis which resulted in the Company withholding 61,346 shares out of the common stock warrants exercised.

6.    Legal Proceeding

In June 2013, Custom Equity Research, Inc. d/b/a Summer Street Research Partners (“Summer Street”) commenced an arbitration proceeding alleging breach of contract and quantum meruit claims against the Company. Summer Street claims, among other things, that the Company owes Summer Street $480,000 in cash commissions, as well as warrants to purchase 460,338 shares of the Company's common stock, in connection with the Company’s engagement of Summer Street to serve as its financial advisor and placement agent for two financing transactions undertaken by the Company in 2011 and 2012, respectively. As required under the Company’s engagement agreements with Summer Street, the arbitration has been brought before JAMS, The Resolution Experts, an alternative dispute resolution provider. In the arbitration, the Company has filed counter-claims against Summer Street alleging fraud and misrepresentation, abuse of process and malicious prosecution, and the Company is seeking unspecified monetary damages from Summer Street in connection with the counter-claims. The arbitration proceeding is at a preliminary stage. The Company intends to vigorously defend itself and pursue its counter-claims against Summer Street in the arbitration.

Due to the uncertainty surrounding the arbitration process, the Company is unable to reasonably estimate the ultimate outcome of the foregoing matter at this time. Based on currently available information, the Company believes that it has meritorious defenses to Summer Street’s claims and that the likelihood is remote that the resolution of this matter will have a material adverse effect on the Company’s business, financial condition or future results of operations. As such, no liability associated with this matter has been recorded in the Company’s financial statements.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

7.     Amendment to Agreement with Merge Healthcare

Effective July 28, 2013, the Company and Merge Healthcare Canada Corp. (“Merge”) entered into a Third Amendment to the Master Services and Licensing Agreement between the parties (the “Third Amendment”).

The Company entered into the Master Services and Licensing Agreement (the “Master Software Agreement”) in July 2007 for Merge to develop on the Company’s behalf, based on the Company’s detailed specifications, a customized software solution for the Company’s ClearPoint system. Merge was in the business of providing software development and engineering services on a contract basis to a number of companies. In developing the Company’s ClearPoint system software, Merge utilized certain of its own pre-existing software code. Under the Master Software Agreement, the Company received a non-exclusive, worldwide license to the pre-existing software code, in object code form, as an integrated component of the Company’s ClearPoint system software. In return, the Company agreed to pay Merge a license fee for each copy of the ClearPoint system software that the Company distributes. In addition, under the Master Software Agreement, Merge has been performing ongoing custom engineering, maintenance and support services with respect to the Company’s ClearPoint system software, for which services the Company has been compensating Merge.

At the Company's request, the parties entered into the Third Amendment to enable the Company to internally handle development, maintenance and support of its ClearPoint system software going forward. As a result, the services which the Company was outsourcing to the Merge will now be performed by the Company itself. Under the Third Amendment, Merge granted the Company a non-exclusive, non-transferable, worldwide license to the source code for the pre-existing software to use in the Company’s further development and commercialization of its ClearPoint system software. In return, the Company agreed to pay Merge a one-time license fee. Merge may terminate the source code license only for cause. The Company will continue to pay Merge a license fee for each copy of the ClearPoint system software that the Company distributes, but only for licenses in excess of those licenses already purchased or otherwise acquired by the Company prior to the Third Amendment. The Company had already satisfied its minimum license purchase commitments from the Master Software Agreement.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. In 2011, we also obtained CE marking approval for the ClearPoint system, which enables us to market the ClearPoint system in the European Union. Substantially all of our product revenues for 2012 and the nine months ended September 30, 2013 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system, and, therefore, we have not generated revenues from sales of that product candidate. In 2008, we received licensing fees totaling $13.0 million from Boston Scientific for our MRI-safety technologies, which we used to finance our operations and internal growth. We have also financed our operations and internal growth through private placements of securities, borrowings and interest earned on the net proceeds from our private placements. Prior to 2008, we were a development stage enterprise. We have incurred significant losses since our inception in 1998 as we devoted substantial efforts to research and development. As of September 30, 2013, we had an accumulated deficit of $71.0 million. We expect to incur losses through at least December 31, 2013, and we may continue to incur losses thereafter, as we commercialize our ClearPoint system products, continue to develop our product candidates and expand our business generally.

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

Since inception, the most significant source of our revenues has been related to our collaborative agreements with Boston Scientific, principally from recognition of the $13.0 million of licensing fees we received in 2008. Revenues associated with these licensing fees were recognized on a straight-line basis over a five year period, which represented our estimated period of continuing involvement in the development activities, and which ended at March 31, 2013. Any additional payments related to substantive, performance-based milestones that we may receive under the agreement regarding implantable cardiac leads will be recognized upon receipt. These revenue recognition policies are more fully described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K/A for the year ended December 31, 2012 which we filed with the SEC on August 19, 2013.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing and prototyping of our ClearPoint system products and our product candidates. This includes: the salaries, travel and benefits of research and development personnel; materials and laboratory supplies used by our research personnel; consultant costs; sponsored contract research and product development with third parties; and licensing costs. We anticipate that, over time, our research and development expenses may increase as we: (1) continue our product development efforts for the ClearTrace system; (2) continue to develop enhancements to our ClearPoint system; and (3) expand our research to apply our technologies to additional product applications. From our inception through September 30, 2013, we have incurred approximately $39 million in research and development expenses.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of: salaries, sales incentive payments, travel and benefits; share-based compensation; professional fees, including fees for attorneys and outside accountants; occupancy costs; insurance; marketing costs; and other general and administrative expenses, which include corporate licenses, director fees, hiring costs, taxes, postage, office supplies and meeting costs. We expect our selling, general and administrative expenses to increase due to costs associated with the commercialization of our ClearPoint system and increased headcount necessary to support our continued growth in operations.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2013 as compared to the critical accounting policies described in our Annual Report on Form 10-K/A for the year ended December 31, 2012, which we filed with the SEC on August 19, 2013

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	Three Months Ended September 30,		Percentage
($s in thousands)	2013	2012	Change
Product and service revenues	$927	$482	92%
License revenues	-	650	(100)%
Cost of product revenues	365	133	174%
Research and development costs	725	574	26%
Selling, general and administrative expenses	1,698	1,442	18%
Other expense:
Other expense, net	(1,212)	(1,665)	(27)%
Interest expense, net	(122)	(79)	54%
Net loss	(3,195)	(2,761)	16%

Product and service revenues. Product and service revenues were $927,000 for the three months ended September 30, 2013, and $482,000 for the same three month period in 2012, an increase of $445,000, or 92%. Product revenues for the three months ended September 30, 2013 were $850,000 compared to $318,000, for the same period in 2012, an increase of $532,000, or 167%. Product revenues included ClearPoint system disposable product sales for the three months ended September 30, 2013 of $470,000 compared with $287,000 for the same three month period in 2012, an increase of $183,000, or 64%. That increase in disposable product sales resulted from the higher number of ClearPoint procedures that were performed during the three months ended September 30, 2013. Approximately $380,000 of the product revenues for the three months ended September 30, 2013 related to the sale of ClearPoint system reusable components, compared with $31,000 for the same three month period in 2012. During the three months ended September 30, 2013 and 2012, we recorded development service revenues of $49,000 and $163,000, respectively, a decrease of 70%. We do not expect the development service revenues to be a long-term ongoing source of revenues. Other service revenues, mostly related to installation services and a service agreement, were $28,000 for the three months ended September 30, 2013. No such revenues were recorded during the same period in 2012.

 License revenues. License revenues of $650,000 recorded during the three months ended September 30, 2012 related to license fees we received in 2008 from Boston Scientific that were deferred and recognized over the period of our continued involvement with Boston Scientific’s development program for the licensed technology. The period of our continued involvement ended on March 31, 2013, thus, all revenues related to the license fees we received in 2008 were recognized as of March 31, 2013.

Cost of Product Revenues. Cost of product revenues was $365,000 for the three months ended September 30, 2013, compared to $133,000 for the same three month period in 2012, an increase of 174%. The increase in cost of product revenues was primarily attributable to the 167% increase in product revenues for the same period. Gross margin on product revenues was relatively consistent for both periods.

Research and Development Costs.  Research and development costs were $725,000 for the three months ended September 30, 2013, compared to $574,000 for the same three month period in 2012, an increase of $151,000, or 26%. A portion of the increase was attributable to research that we sponsored. For the three months ended September 30, 2013, we incurred sponsored research costs of $79,000, while we did not incur any such costs for the three months ended September 30, 2012. The remainder of the increase was attributable to license fee expenses incurred in the three months ended September 30, 2013 related to technologies still in the development phase.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.7 million for the three months ended September 30, 2013, compared with $1.4 million for the same three month period in 2012, an increase of $231,000, or 16%. The overall increase was driven by a $410,000 increase in sales and marketing expenses, which was partially offset by a $157,000 decrease in share-based compensation expense. The increase in sales and marketing expenses related mostly to costs associated with personnel additions to our sales and clinical support team. The decrease in share-based compensation reflects a lower number of common stock warrants issued to service providers in the three months ended September 30, 2013 compared with the same period in 2012.

Other Expense. During the three months ended September 30, 2013, net other expense was $1.2 million compared with $1.7 million for the same period in 2012. Substantially all of the net other expense for both periods relates to losses resulting from the change in the fair value of the derivative liability associated with the warrants we issued in equity private placement transactions. In both periods, the fair value of the warrant liability increased, primarily as a result of increases in our stock price during the related period, which resulted in our recording a loss.

Net interest expense for the three months ended September 30, 2013 was $122,000, compared with $79,000 for the same three month period in 2012. The increase relates mostly to amortization of the debt discount arising from the Brainlab loan modification we effected in March 2013.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	Nine Months Ended September 30,		Percentage
($s in thousands)	2013	2012	Change
Product and service revenues	$2,104	$1,246	69%
License revenues	650	1,950	(67)%
Cost of product revenues	888	392	127%
Research and development:
Research and development costs	2,239	1,749	28%
Reversal of R&D obligations	-	(883)	(100)%
Selling, general and administrative expenses	5,035	4,585	10%
Other income (expense):
Gain (loss) on change in fair value of derivative liability	1,328	(1,694)	NM
Loss on loan modification	(1,356)	-	NM
Other income, net	408	3	13500%
Interest expense, net	(342)	(2,498)	(86)%
Net loss	(5,370)	(6,836)	(21)%

NM= not meaningful

Product and service revenues. Product and service revenues were $2.1 million for the nine months ended September 30, 2013, and $1.2 million for the same period in 2012, an increase of $858,000, or 69%. Product revenues for the nine months ended September 30, 2013 were $1.8 million compared to $831,000, for the same period in 2012, an increase of $973,000, or 117%. Product revenues included ClearPoint system disposable product sales for the nine months ended September 30, 2013 of $1.2 million, compared with $713,000 for the same period in 2012, an increase of $508,000, or 71%. That increase in disposable product sales resulted from the higher number of ClearPoint procedures that were performed during the nine months ended September 30, 2013. Approximately $586,000 of the product revenues for the nine months ended September 30, 2013 related to the sale of ClearPoint system reusable components compared with $118,000 for the same nine month period in 2012, representing an increase of $467,000 or 394%. During the nine months ended September 30, 2013 and 2012, we recorded development service revenues of $268,000 and $414,000, respectively, a decrease of 35%. We do not expect the development service revenues to be a long-term ongoing source of revenues. Other service revenues, mostly related to installation services and a service agreement, were $28,000 for the nine months ended September 30, 2013. No such revenues were recorded during the same period in 2012.

License revenues. License revenues of $650,000 and $2.0 million for the nine months ended September 30, 2013, and 2012, respectively, related to license fees we received in 2008 from Boston Scientific that were deferred and recognized over the period of our continued involvement with Boston Scientific’s development program for the licensed technology. The period of our continued involvement ended on March 31, 2013, thus, all revenues related to the license fees we received in 2008 were recognized as of March 31, 2013.

Cost of Product Revenues. Cost of product revenues was $888,000 for the nine months ended September 30, 2013, compared to $392,000 for the same period in 2012, an increase of 127%. The increase in cost of product revenues was primarily attributable to the 117% increase in product revenues for the same period. Gross margin on product revenues was relatively consistent for both periods.

Research and Development Costs.  Research and development costs were $2.2 million for the nine months ended September 30, 2013, compared to $1.7 million for the same nine month period in 2012, an increase of $489,000, or 28%. The primary driver for the increase was costs for research that we sponsored, which increased by $340,000. Sponsored research costs were approximately $243,000 for the nine months ended September 30, 2013 compared with a credit of $97,000 recorded during the same period last year as we negotiated with a research partner to reduce amounts previously invoiced to us, but not yet paid, in order to reflect an adjustment for work outlined in our agreement with the research partner that was not completed. Spending on development related to ClearPoint system software enhancements was approximately $200,000 during the nine months ended September 30, 2013 and no software development costs were incurred during the same period last year. These increases were partially offset by a decrease of $121,000 related to our Key Personnel Incentive Program.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.0 million for the nine months ended September 30, 2013, compared with $4.6 million for the same nine month period in 2012, an increase of $424,000, or 9%. The increase was mostly related to higher sales and marketing expenses, which increased by approximately $880,000, and an increase in professional services of $183,000. These increases were mostly offset by a decrease of $673,000 related to lower share-based compensation expense. The lower share-based compensation expense was primarily due to the common stock warrants we issued during the nine months ended September 30, 2012 to two non-employee directors, two research contributors, a service provider and a long-time financial adviser, compared to the lower number of common stock warrants we issued to a single service provider during the nine months ended September 30, 2013.

Other Income (Expense). We recorded a $1.3 million gain and a $1.7 million loss during the nine months ended September 30, 2013 and 2012, respectively. The gain and the loss resulted from changes in the fair value of the derivative liability associated with the warrants we issued in equity private placement transactions.

During the nine months ended September 30, 2013 we recorded a loss of $1.4 million related to the March 2013 Brainlab loan modification, which included a $1.9 million increase to the principal balance of the note, a decrease in the interest rate from 10% to 5.5%, and the elimination of the note’s equity conversion feature. The $1.4 million loss we recorded represented the difference between the carrying amount of the note and related accrued interest immediately prior to the loan modification and the fair value of the note immediately following the loan modification.

Net other income was $383,000 for the nine months ended September 30, 2013, compared with $3,000 for the same period in 2012. Essentially all of the net other income for the nine months ended September 30, 2013 related to negotiated reductions in amounts payable to service providers.

Net interest expense for the nine months ended September 30, 2013 was $342,000, compared with $2.5 million for the same period in 2012. Approximately $2.0 million of the interest expense during the nine months ended September 30, 2012 related to the write-off of debt discounts and deferred financing costs associated with convertible notes that converted into shares of our common stock upon the effectiveness of our Form 10 registration statement in February 2012. The remainder of the decrease related primarily to the conversion of convertible notes payable into shares of our common stock in February 2012, which notes payable were outstanding during a portion of the nine month period ended September 30, 2012. The decrease in net interest expense was also attributable to a February 2012 loan modification pursuant to which the interest rate on our related party notes payable to Boston Scientific was reduced from 10% to 0%.

Liquidity and Capital Resources

For the nine months ended September 30, 2013 and the year ended December 31, 2012, we incurred net losses of $5.4 million and $5.9 million, respectively, and the cumulative net loss from our inception through September 30, 2013 was $71.0 million. We expect such losses to continue through at least the year ended December 31, 2013 as we continue to commercialize our ClearPoint system and pursue research and development activities. Net cash used in operations was $6.3 million and $7.4 million for the nine months ended September 30, 2013 and year ended December 31, 2012, respectively. Since inception, we have financed our activities principally from the sale of equity securities, the issuance of convertible notes and license arrangements.

Our primary financing activities during the nine months ended September 30, 2013 and the year ended December 31, 2012 were:

●	our January 2013 equity private placement, which resulted in net proceeds of $9.8 million;

●	our July 2012 equity private placement, which resulted in net proceeds of $5.5 million; and

●	the unit offering we completed in February 2012, which resulted in net proceeds of $4.9 million, $3.4 million of which we received in 2012 and $1.5 million of which we received in 2011.

While we expect to continue to use cash in operations, we believe our existing cash and cash equivalents at September 30, 2013 of $5.0 million, combined with cash generated from product and service revenues, will be sufficient to meet our anticipated cash requirements through at least March 2014. During the remainder of 2013, we plan to continue to increase our spending on sales and marketing activities as we continue the commercial rollout of our ClearPoint system, from which we expect to increase ClearPoint product revenues. Certain planned expenditures are discretionary and could be deferred if required to do so to fund critical operations. The sale of additional equity or convertible debt securities will likely result in dilution to our current stockholders. To the extent our available cash and cash equivalents are insufficient to satisfy our long-term operating requirements, we will need to seek additional sources of funds, from the sale of additional equity, debt or other securities or through a credit facility, or modify our current business plan. There can be no assurance that we will be able to obtain additional financing on commercially reasonable terms, if at all.

Cash Flows

Cash activity for the nine months ended September 30, 2013 and 2012 is summarized as follows:

	Nine Months Ended September 30,
($s in thousands)	2013	2012
Cash used in operating activities	$(6,264)	$(5,207)
Cash used in investing activities	$(174)	$(93)
Cash provided by financing activities	$9,849	$8,942
Net increase in cash and cash equivalents	$3,411	$3,642

We used $6.3 million and $5.2 million of cash for operating activities during the nine months ended September 30, 2013 and 2012, respectively. Net cash used in operating activities during the nine months ended September 30, 2013 primarily reflected our $5.4 million loss from operations, reduced by $988,000 in share-based compensation and $304,000 in depreciation and amortization, but increased by the $652,000 change from year end in deferred revenue and the $1.3 million reduction in accounts payable and accrued expenses. The reductions in accounts payable and accrued expenses occurred as we paid down certain previously existing outstanding balances. Net cash used in operating activities in the nine months ended September 30, 2012 primarily reflected our $2.6 million loss from operations, reduced by $1.7 million in share-based compensation and $309,000 in depreciation and amortization, but increased by the $2.0 million change from year end in deferred revenue, the $2.0 million reduction in accounts payable and accrued expenses, and the $883,000 reversal of an R&D obligation.

Net cash provided by financing activities for the nine months ended September 30, 2013 related to the $9.8 million of net proceeds generated from our January 2013 private placement. Net cash provided by financing activities for the nine months ended September 30, 2012 related to $3.4 million in net proceeds from the unit offering we concluded in February 2012 and the $5.5 million of net proceeds from our July 2012 private placement.

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

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to successfully commercialize our products and complete the development of our product candidates. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;
●	the cost and timing of establishing inventories at levels sufficient to support our sales;
●	the effect of competing technological and market developments;
●	the scope, rate of progress and cost of our research and development activities;
●	the achievement of milestone events under, and other matters related to, our agreements with Boston Scientific and Siemens Aktiengellseschaft, Healthcare Sector, or Siemens;
●	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;
●	the cost and timing of any clinical trials;
●	the cost and timing of regulatory filings, clearances and approvals; and
●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Foreign Currency Risk

To date we have recorded no product sales in other than U.S. dollars. We have only limited business transactions in foreign currencies. We do not currently engage in hedging or similar transactions to reduce our foreign currency risks, which at present, are not material. We believe we have no material exposure to risk from changes in foreign currency exchange rates at this time. We will continue to monitor and evaluate our internal processes relating to foreign currency exchange, including the potential use of hedging strategies.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at September 30, 2013.

Changes in Internal Control Over Financial Reporting

Except as noted below, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the preparation of our financial statements as of June 30, 2013, and for the three and six months then ended, we determined that we should have used derivative liability accounting to account for the warrants we issued in our July 2012 equity private placement in recording the net proceeds received, due to the down round provision associated with the exercise price of the warrants. We previously recorded all of the net proceeds from our July 2012 equity private placement as equity. In addition, in accounting for the warrants we issued in our January 2013 equity private placement, we did apply derivative liability accounting; however, the valuation model we used to determine the fair value of the warrants only considered the net cash settlement feature which gives the warrant holder the right to net cash settlement in the event certain transactions occur. In determining fair value, we should have included other scenarios that did not result in application of the net cash settlement feature and should have also considered the down round provision in determining the fair value of the warrants.

We have changed our internal control procedures to include the engagement of a third-party specialist, in connection with any significant financing transaction that includes complex instruments, for advice and consultation in determining the appropriate accounting. In addition, we have implemented a procedure requiring key financial personnel to undergo additional training in the areas of accounting for derivatives and financing transactions.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

As we previously reported in our Quarterly Report on Form 10-Q that was filed with the SEC on August 14, 2013, in June 2013, Custom Equity Research, Inc. d/b/a Summer Street Research Partners, or Summer Street, commenced an arbitration proceeding alleging breach of contract and quantum meruit claims against us. Summer Street claims, among other things, that we owe Summer Street $480,000 in cash commissions, as well as warrants to purchase 460,338 shares of our common stock, in connection with our engagement of Summer Street to serve as our financial advisor and placement agent for two financing transactions we undertook in 2011 and 2012, respectively. As required under our engagement agreements with Summer Street, the arbitration has been brought before JAMS, The Resolution Experts, which is an alternative dispute resolution provider. In the arbitration, we have filed counter-claims against Summer Street alleging fraud and misrepresentation, abuse of process and malicious prosecution, and we are seeking unspecified monetary damages from Summer Street in connection with our counter-claims. The arbitration proceeding is at a preliminary stage. We intend to vigorously defend ourselves and pursue our counter-claims against Summer Street in the arbitration.

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

Risks Related to Our Business

We have incurred losses since our inception and we may continue to incur losses. If we fail to generate significant revenues from sales of our products, we may never achieve or sustain profitability.*

As of September 30, 2013, we had an accumulated deficit of approximately $71.0 million. The accumulated deficit has resulted principally from costs incurred in our research and development efforts and general operating expenses. We have incurred significant losses in each year since our inception in 1998. Net losses were approximately $5.4 million for the nine months ended September 30, 2013, approximately $5.9 million for the year ended December 31, 2012, approximately $8.3 million for the year ended December 31, 2011, and approximately $9.5 million for the year ended December 31, 2010. We may continue to incur operating losses as we continue to invest capital in the sales and marketing of our products, development of our product candidates and development of our business generally.

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

If we are unable to expand our sales and clinical support capabilities, we may be unable to generate significant product revenues.*

We are dependent on our sales personnel to obtain new customers for our ClearPoint system, and we are dependent on both our sales and clinical support personnel to increase sales of our ClearPoint products to existing customers. We expect to continue building our sales and clinical support team to market and sell our ClearPoint system products, and to provide clinical support for customer use of our ClearPoint system products, in the United States. That effort, though, could take longer than we anticipate, in which case our commercialization efforts would be delayed. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining a sufficient number of qualified sales and clinical support personnel. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we are unable to hire, train and retain sufficient numbers of effective personnel, or our personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

We have entered into a co-development and distribution agreement with Brainlab pursuant to which we appointed Brainlab as a distributor of our ClearPoint system products in the United States and Europe. However, there is no assurance that Brainlab will be successful in marketing and selling our ClearPoint system products. In addition, under our agreement, Brainlab is not subject to any minimum sales or other performance requirements.

If hospitals and physicians are unable to obtain adequate coverage and reimbursement from third-party payors for procedures utilizing our ClearPoint system, our revenues and prospects for profitability will suffer.*

Our ClearPoint system components are purchased primarily by hospitals, which bill various third-party payors, including governmental healthcare programs, such as Medicare, and private insurance plans, for procedures in which our ClearPoint system is used. Reimbursement is a significant factor considered by hospitals in determining whether to acquire medical devices such as our ClearPoint system. Therefore, our ability to successfully commercialize our ClearPoint system depends significantly on the adequacy of coverage and reimbursement from these third-party payors.

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

The Affordable Care Act and other payment and policy changes may have a material adverse effect on our business.*

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, together, the Affordable Care Act, includes a number of provisions that will likely result in increased coordination between hospitals and physicians resulting in the alignment of financial incentives between hospitals and physicians to control hospital costs. Most significantly, the Affordable Care Act provides for the establishment of a Medicare shared savings program, which went into effect in 2012, whereby Medicare will share certain savings realized in the delivery of services to Medicare beneficiaries with accountable care organizations, which may be organized through various different legal structures between hospitals and physicians. Other payment reform provisions in the Affordable Care Act include pay-for-performance initiatives, payment bundling and the establishment of an independent payment advisory board. We expect that the overall result of such payment reform efforts and the increased coordination among hospitals and physicians will be voluntary reductions in the array of choices currently available to physicians with respect to diagnostic services, medical supplies and equipment. Such a reduction in physician choices may also result in hospitals reducing the overall number of vendors from which they purchase supplies, equipment and products. The Affordable Care Act could limit the acceptance and availability of our products, which would have an adverse effect on our financial results and business.

The Affordable Care Act will ultimately increase the overall pool of persons with access to health insurance in the United States. However, with the increase in demand for healthcare services, we expect both a strain on the capacity of the healthcare system and more proposals by legislators, regulators and third-party payors to keep healthcare costs down. Certain proposals, if passed, could impose limitations on the prices we will be able to charge for our ClearPoint system, or the amounts of reimbursement available from governmental agencies or third-party payors. These limitations could have a material adverse effect on our financial position and results of operations.

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

Under our co-development agreement, through September 30, 2013 we had paid Siemens approximately $1.4 million in connection with Siemens’ MRI software development work. The co-development agreement provides that, once the software for the ClearTrace system is commercially available, Siemens will pay us a fixed amount for each software license sold by Siemens until we recoup our investment in the software. However, if our agreement with Siemens is terminated, or if Siemens does not commercialize the software, we will not recover our investment in the software.

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

We will be required to assign some of our intellectual property to Boston Scientific if we fail to satisfy certain financial requirements.*

During 2009, Boston Scientific loaned us $3.5 million pursuant to the terms of three convertible promissory notes. Those loans mature in October, November and December 2014, respectively. While those loans remain outstanding, we must comply with the following requirements: (1) we must pay when due all of our payroll obligations; (2) we must not suffer an event of default under any indebtedness for borrowed money; and (3) we must have a net working capital ratio, which is defined as our current assets divided by our current liabilities other than deferred revenue and derivative liabilities, of at least 0.80 as of the end of each month.

If we fail to meet any of those requirements while our loans from Boston Scientific are outstanding, we will be required to assign Boston Scientific title to the patents and patent applications that we own and that we license to Boston Scientific. However, upon any such assignment to Boston Scientific, Boston Scientific will grant us an exclusive, royalty-free, perpetual worldwide license to the same patents and patent applications in all fields of use outside neuromodulation and implantable medical leads for cardiac applications. As of September 30, 2013, our licensing arrangements with Boston Scientific included seven wholly-owned issued United States patents, two wholly-owned pending United States patent applications, 10 wholly-owned issued foreign patents, four wholly-owned pending foreign patent applications, 10 co-owned issued United States patents, seven co-owned pending United States patent applications, 14 co-owned issued foreign patents and 15 co-owned pending foreign patent applications.

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

Risks Related to Facilities, Employees and Growth

We are dependent on our senior management team, sales and marketing team and engineering team, and the loss of any of them could harm our business.*

We are highly dependent on members of our senior management, in particular Kimble L. Jenkins, our President, Chief Executive Officer and Chairman of the Board of Directors. The loss of members of our senior management team, sales and clinical support team or engineering team, or our inability to attract or retain other qualified personnel, could have a material adverse effect on our business, financial condition and results of operations. We do not maintain key employee life insurance on any of our personnel other than for Mr. Jenkins. Although we have obtained key employee insurance covering Mr. Jenkins in the amount of $2,000,000, this would not fully compensate us for the loss of Mr. Jenkins’ services.

We need to hire and retain additional qualified personnel to grow and manage our business. If we are unable to attract and retain qualified personnel, our business and growth could be seriously harmed.*

Our performance depends on the talents and efforts of our employees. Our future success will depend on our ability to attract, retain and motivate highly skilled personnel in all areas of our organization, but particularly as part of our sales and clinical support team. We plan to continue to grow our business and will need to hire additional personnel to support this growth. It is often difficult to hire and retain these persons, and we may be unable to replace key persons if they leave or fill new positions requiring key persons with appropriate experience. If we experience difficulties locating and hiring suitable personnel in the future, our growth may be hindered. Qualified individuals are in high demand, particularly in the medical device industry, and we may incur significant costs to attract and retain them. If we are unable to attract and retain the personnel we need to succeed, our business and growth could be harmed.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.*

In August 2012 and February 2013, we filed registration statements with the SEC covering certain outstanding shares of our common stock and shares of our common stock underlying certain warrants held by some of our existing securityholders. Those registration statements initially became effective in September 2012 and March 2013, respectively, and amendments to those registration statements became effective in April 2013 and October 2013, respectively. As such, all of the shares of our common stock currently covered by those registration statements are freely transferable, unless held by an affiliate of ours. In addition to the shares of our common stock currently covered by those registration statements, as of October 31, 2013, approximately 37.7 million of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act. Of those shares, approximately 7.1 million shares were held by our affiliates and approximately 30.6 million shares were held by non-affiliates of the company. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of common stock pursuant to the registration statements, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

Our directors, executive officers and their respective affiliates have significant influence over our affairs and could delay or prevent a change in corporate control.*

As of October 31, 2013, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, 20.3% of our common stock. As a result, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership could have the effect of:

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

During the three months ended September 30, 2013, holders of warrants to purchase an aggregate of 699,023 shares of our common stock exercised their warrants. Of that aggregate number, warrants to purchase 625,000 shares, having an exercise price of $0.01 per share, were exercised for cash proceeds totaling $6,250, which we intend to use for general corporate purposes. The remaining warrants, having an exercise price of $0.60 per share, were exercised on a cashless basis, which resulted in the net issuance of 37,914 shares of our common stock. Therefore, we issued a total of 662,914 shares of our common stock upon exercise of warrants during the three months ended September 30, 2013.

In September 2013, we issued an aggregate of 24,760 shares of common stock to eight non-employee directors under our Non-Employee Director Compensation Plan. These shares were issued in payment of compensation owed to the non-employee directors under that plan. The shares were issued at a price equal to the volume-weighted average price of our common stock for the five-trading day period ended September 30, 2013. These shares were subsequently registered on Form S-8 filed with the SEC on October 25, 2013.

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

Date: November 13, 2013

MRI INTERVENTIONS, INC.

By:	/s/ Kimble L. Jenkins
Kimble L. Jenkins
Chief Executive Officer (Principal Executive Officer)

By:	/s/ David W. Carlson
David W. Carlson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-54575	3.1	May 11, 2012

3.2	Amended and Restated Bylaws	10-Q	000-54575	3.2	May 11, 2012

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate	10	000-54575	4.2	February 9, 2012

10.1†	Third Amendment to the Master Services and Licensing Agreement, dated as of July 28, 2013, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	10-Q	000-54575	10.56	August 14, 2013

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32+

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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