Form 10-K
period 2013-12-31
MRI INTERVENTIONS, INC.
filed 2014-03-28
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

___________________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $55,360,229, based on the closing sale price as reported on OTC Markets.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at March 21, 2014
Common Stock, $.01 par value per share	58,889,224 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on June 3, 2014.

MRI INTERVENTIONS, INC.

TABLE OF CONTENTS
Item
		Page
	PART I

1.	Business.	1
1A.	Risk Factors.	26
1B.	Unresolved Staff Comments.	46
2.	Properties.	46
3.	Legal Proceedings.	46
4.	Mine Safety Disclosures.	46

	PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	47
6.	Selected Financial Data.	48
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	49
7A.	Quantitative and Qualitative Disclosures About Market Risk.	56
8.	Financial Statements and Supplementary Data.	56
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	56
9A.	Controls and Procedures.	57
9B.	Other Information.	57

	PART III

10.	Directors, Executive Officers and Corporate Governance.	58
11.	Executive Compensation.	58
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	58
13.	Certain Relationships and Related Transactions, and Director Independence.	58
14.	Principal Accounting Fees and Services.	58

	PART IV

15.	Exhibits, Financial Statement Schedules.	58

 Trademarks, Trade Names and Service Marks

ClearConnect™, ClearPoint®, ClearTrace®, MRI Interventions®, SmartFlow®, SmartFrame® and SmartGrid® are trademarks of MRI Interventions, Inc. Any other trademarks, trade names or service marks referred to in this Annual Report on Form 10-K are the property of their respective owners. As used in this Annual Report, Siemens refers to Siemens Aktiengesellschaft, Healthcare Sector, and its affiliates, Boston Scientific refers to Boston Scientific Corporation and its affiliates, and Brainlab refers to Brainlab AG.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E the Securities Exchange Act of 1934, as amended. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements, expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to market, commercialize and achieve broader market acceptance for our ClearPoint system products;

•	our ability to successfully complete the development of, and obtain regulatory clearance or approval for, our ClearTrace system;

•	the expected capabilities of our ClearTrace system; and

•	the estimates regarding the sufficiency of our cash resources.

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

We have two product platforms. Our ClearPoint system, which is in commercial use in the United States, is used to perform minimally invasive surgical procedures in the brain. We anticipate that our ClearTrace system, which is still in development, will be used to perform minimally invasive surgical procedures in the heart. Both systems utilize intra-procedural magnetic resonance imaging to guide the procedures. Both systems are designed to work in a hospital’s existing MRI suite.

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

•

Better Patient Outcomes. We believe that if a physician can see the surgical field, the surgical instruments and the patient’s anatomy all at the same time and in the same “imaging space,” the physician can more efficiently perform a surgical intervention in the brain or heart. Our product platforms, subject to appropriate regulatory clearance or approval, are designed to enable physicians to see the target site, guide the surgical instrument to the site, deliver the therapy, monitor for adverse events and complications and confirm the desired results of the procedure, all under high resolution, intra-procedural magnetic resonance imaging. We believe that these capabilities will translate directly into better outcomes for the patients undergoing the procedures due to improved efficiency, the potential for the reduction of adverse events and side effects, as well as the potential for faster recovery times.

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

Our ClearPoint system is in commercial use. In June 2010, we received 510(k) clearance from the Food and Drug Administration, or FDA, to market our ClearPoint system in the United States for general neurological interventional procedures. In February 2011, we also obtained CE marking approval, which enables us to sell the ClearPoint system in the European Union. In April 2011, we entered into a co-development and distribution agreement with Brainlab, a leader in the image-guided surgery field, under which Brainlab serves as a distribution partner for the ClearPoint system. As of December 31, 2013, a total of 31 ClearPoint systems had been installed, 29 in the United States and two in Europe. ClearPoint systems are in clinical use with MRI scanners from the three major manufacturers, Siemens, GE Healthcare and Philips Healthcare, as well as the two major interventional MR/OR platforms that are manufactured by IMRIS and Brainlab. Our ClearPoint system has been used to assist with deep brain stimulation procedures, laser ablation therapy and brain biopsy, and it is currently being utilized in clinical trials investigating direct drug delivery in the brain.

Our ClearTrace system, a product candidate still in development, is designed to allow catheter-based minimally invasive procedures in the heart to be performed using continuous, intra-procedural MRI guidance. In May 2009, we entered into an exclusive development agreement with Siemens under which initial work related to the development of hardware and software needed for MRI-guided, catheter-based ablation procedures to treat cardiac arrhythmias, such as atrial fibrillation, was performed. Working closely with us, Siemens created a research version of the software platform specifically for use in MRI-guided cardiac ablation procedures with our catheters. In February 2014, we entered into a new exclusive development agreement with Siemens, which replaced our May 2009 agreement. Under the new development agreement, with cooperation, assistance and technical support from Siemens, we will develop the commercial version of the research software platform created by Siemens under our original agreement, and that software will serve as the software component of our ClearTrace system. We believe that our exclusive relationship with Siemens secures an important strategic market position for our ClearTrace system. Our development activities on the ClearTrace system are ongoing. We have not made any filings seeking regulatory clearance or approval for our ClearTrace system. The initial market for our ClearTrace system will be the European Union.

We have a significant intellectual property portfolio in the field of MRI-guided interventions. As of February 28, 2014, our portfolio included over 95 patents and over 95 patent applications, both United States and foreign, which we wholly-own, co-own or have licensed. Our technologies have been the subject of numerous peer-reviewed articles in medical and scientific journals. As a result of our product offerings, collaborative relationships and intellectual property position, we believe that we are well-positioned to remain on the forefront of the emerging market for MRI-guided minimally invasive surgical procedures.

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

There are approximately 4,500 1.5T MRI scanners and approximately 550 3T MRI scanners installed in hospitals throughout the United States. MRI scanners are available in a number of different configurations and field strengths, which refers to the strength of the magnet used to create the magnetic field. Magnetic field strength is measured in Tesla, or T. The most common field strength for MRI scanners is 1.5T. Higher field strength scanners such as 3T MRI scanners are gaining commercial market adoption, offering faster scanner speeds and even higher resolution images than 1.5T MRI scanners.

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

The first patient procedure using our ClearPoint system was performed by physicians at the University of California, San Francisco Medical Center in August 2010. As of December 31, 2013, a total of 31 ClearPoint systems had been installed, 29 in the United States and two in Europe. ClearPoint systems are in clinical use with MRI scanners from the three major manufacturers, Siemens, GE Healthcare and Philips Healthcare. Likewise, our ClearPoint system is also in use with the two major interventional MR/OR platforms, which are manufactured by IMRIS and Brainlab.

In April 2011, we entered into a co-development and distribution agreement with Brainlab, which we believe is a leader in the development of software-driven medical technology that supports targeted, less-invasive patient treatment. Under that agreement, we appointed Brainlab as a distributor of our ClearPoint system products, on a non-exclusive basis, in the United States and Europe. We also agreed to collaborate on the potential integration of our ClearPoint system technologies with Brainlab’s own interventional MRI technologies, with particular focus on direct delivery of drugs and other therapeutic agents to targets in the brain under MRI guidance, which we call the MRI-guided neurological drug delivery field of use. For that reason, we appointed Brainlab as our exclusive distributor of ClearPoint system products within the MRI-guided neurological drug delivery field of use.

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

The development activity in, and the use of, local therapies is growing. For example, drug companies and researchers have identified and are investigating various compounds that are delivered directly into the diseased area of the brain, such as directly into the center of a tumor in the brain. Similarly, the medical community has developed a technique commonly referred to as focal lesioning, under which a special probe is inserted into a target area of the brain and a small area of diseased brain tissue is then destroyed by applying laser energy or radio frequency energy through the tip of the special probe. Physicians perform this procedure to treat disorders such as Parkinson’s disease, essential tremor and epilepsy. The medical community has also developed another local therapy known as deep brain stimulation, or DBS. DBS uses mild electrical pulses from an implanted device to stimulate a small target region in the brain. A DBS system looks and operates much like a cardiac pacemaker, except that instead of sending pulses to the heart, it delivers electrical stimulation through the electrodes placed at a precisely targeted area in the brain. The FDA has approved the use of DBS for the treatment of Parkinson’s disease and essential tremor. The FDA has also approved the use of DBS for the treatment of dystonia and obsessive compulsive disorder pursuant to humanitarian device exemptions. DBS is also being investigated as a therapy for other neurological disorders, such as epilepsy, treatment-resistant major depression and Alzheimer's disease.

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

Because conventional stereotaxy relies on pre-operative images, and not intra-procedural images, errors in the alignment of the pre-operative images with the patient’s brain anatomy can, and often do, occur as a consequence of brain shift, variation in patient hydration, registration errors or misalignment of the frame. As a result, the physician often must undertake additional steps to further refine the process of locating the patient’s neurological target. These steps include physiological “mapping” of the brain and require an additional procedural step called microelectrode recording, which is a tedious and time-consuming process during which small probes containing microelectrodes are inserted into the deep brain structures, usually multiple times. As these microelectrode recording probes are passed through brain tissue, they pick up electrical activity. The microelectrode recording system then converts the electrical activity into audible tones. In hearing these various audible tones, a trained neurologist or neurophysiologist can distinguish different regions of the brain. Based on these tones, locations are mapped against the pre-operative images and used to refine and adjust the neurological target as depicted on those pre-operative images. New coordinates are then calculated and a new trajectory is planned. To further confirm locations in the brain, various physiologic responses are induced or monitored with the microelectrodes. These physiological mapping steps require the patient to be awake during the surgery and off medications. Given the procedure’s complexity, it is not uncommon for the procedure to last six or more hours.

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

ClearPoint Hardware. Our hardware components consist primarily of a head fixation frame, computer workstation and in-room monitor. The head fixation frame immobilizes the patient’s head during the procedure, and it is designed to optimize the placement of an imaging head coil in proximity to the patient’s head. Our ClearPoint system software is installed on a computer workstation networked with an MRI scanner, for which we use a commercially available laptop computer. The in-room monitor allows the physician to view the display of our ClearPoint system workstation from the scanner room while performing the procedure.

ClearPoint Disposables. The disposable components of our ClearPoint system consist primarily of our SmartFrame trajectory device, a hand controller and related accessories. Our SmartFrame device is an adjustable trajectory frame that attaches to the patient’s skull and holds the targeting cannula. The hand controller attaches to our SmartFrame device, and it is used by the physician to adjust the roll, pitch and X and Y orientation of the targeting cannula while the patient is in the MRI scanner. The accessories include all other components necessary to facilitate the MRI-guided neurological procedure, such as our SmartGrid patch, which is an MRI-visible marking grid that enables rapid localization of the entry position into the brain, and our customized surgical draping, which creates a sterile field within the MRI scanner. For drug delivery procedures, our SmartFlow cannula, which is an MRI-compatible injection and aspiration cannula, serves as the vehicle for the delivery of the compound.

ClearPoint Software. Our ClearPoint system software guides the physician in surgical planning, device alignment, navigation to the target and procedure monitoring. The software receives standard images from the MRI scanner through a network connection. The software leads the physician through a series of predefined steps, including MR image acquisition, establishment of image orientation landmarks, target identification and selection, trajectory planning, entry point planning and marking, targeting cannula orientation and refinement, and confirmation that the desired anatomical target(s) have been reached. The software uses image segmentation algorithms to help locate and identify our SmartFrame device and its targeting cannula, as well as the anatomical structures of the brain. The software also performs geometric computations to provide the physician with information regarding the positioning of instruments inserted into the patient’s brain relative to the target anatomical structures. At the completion of the procedure, the software generates an automated report that includes the key metrics from the procedure.

The ClearPoint Procedure. A procedure utilizing our ClearPoint system is performed entirely within a standard hospital-based MRI suite. Once placed in the MRI scanner, the patient’s head is immobilized in our head fixation frame with the patient’s head accessible to the physician. The physician then places our MRI-visible SmartGrid patch onto the patient’s head where the physician expects to enter the skull. The patient is then moved to the center of the scanner and images are taken of the patient’s brain that include the target area and our SmartGrid patch. Once the imaging is complete, the images are transferred to our ClearPoint system workstation so that the physician can determine the specific target site within the brain and the optimal trajectory path for the placement of the interventional device. With the trajectory path established, our ClearPoint system software will identify the specific location on our SmartGrid patch that corresponds with where the planned trajectory intersects the skull. The physician will then mark the skull using our custom marking tool. At the site of the mark, the physician will create the burr hole, which is the small hole in the patient’s skull through which the interventional device can be inserted into the brain.

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

Our SmartFlow cannula has received 510(k) clearance and is indicated for use in the injection of Cytarabine, which is a chemotherapy drug, or the removal of cerebrospinal fluid from the ventricles of the brain during an intracranial procedure. Delivery of other compounds using our SmartFlow cannula is investigational. The SmartFlow cannula is a disposable device intended for single patient use only and is not intended for implant.

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

We anticipate that our ClearTrace system will be similar to the conventional Cath Lab or EP Lab, but with two critical distinctions. First, unlike the Cath Lab or EP Lab, we believe the ClearTrace system, once we have completed its development, will provide a continuous, high resolution, four dimensional imaging environment (the fourth dimension being time), which will include detailed visualization of cardiac tissue, along with the cardiac catheters used to deliver the therapy. We believe that this capability is required for the next generation of interventional cardiac therapies. Second, we anticipate that the ClearTrace system will eliminate all radiation exposure for both the patient and physician from the X-ray utilized in current procedures. Under current catheter-based treatments utilizing fluoroscopy, radiation exposure can exceed 45 minutes. We believe that the attributes of our ClearTrace system could position it to be the therapy of choice for cardiac ablation procedures to treat cardiac arrhythmias, including atrial fibrillation, and the ideal platform for delivering future biologic therapies to treat heart failure and other similar cardiac disorders.

We began preliminary research for an MRI-guided cardiac ablation procedure shortly following our inception in 1998. As a culmination of those research efforts, in May 2009, we entered into an exclusive development agreement with Siemens, under which we and Siemens performed initial work related to the development of hardware and software needed for MRI-guided, catheter-based ablation procedures to treat cardiac arrhythmias, such as atrial fibrillation. Working closely with us, Siemens created a research version of the software platform specifically for use in MRI-guided cardiac ablation procedures with our catheters. In February 2014, we entered into new exclusive development agreement with Siemens, which replaced our May 2009 agreement. Under the new development agreement, with cooperation, assistance and technical support from Siemens, we will develop the commercial version of the research software platform created by Siemens under our original agreement, which software will be necessary for our ClearTrace system. With our agreement with Siemens, the ClearTrace system is designed for procedures that will be performed, at least initially, using certain Siemens MAGNETOM MRI systems. We believe that our exclusive relationship with Siemens secures an important strategic market position for our ClearTrace system.

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

Most atrial fibrillation treatments are palliative and do not cure atrial fibrillation. The most common are anti-arrhythmic and anticoagulant drugs. However, anti-arrhythmic drug therapy often becomes less effective over time, with approximately half of the patients developing resistance to the drugs. In addition, anti-arrhythmic drugs have potentially severe side effects, including pulmonary fibrosis, impaired liver function, thyroid problems and the development of more-threatening ventricular arrhythmias.

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

The ClearTrace System Solution

We believe our ClearTrace system will represent a new paradigm in performing cardiac interventions. Similar to our ClearPoint system, the ClearTrace system is designed as an integrated system of hardware components, disposable components and intuitive, menu-driven software.

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

The ClearTrace Procedure. We believe our ClearTrace system will offer a novel, comprehensive solution for the planning, delivering and intra-procedural assessment of catheter-based cardiac interventions. The following discussion outlines what we believe will be the key steps in performing a ClearTrace system procedure to treat atrial fibrillation, as well as expected key ClearTrace system capabilities, subject to the completion of system development and receipt of appropriate regulatory clearance or approval.

A ClearTrace procedure will be performed in a standard, hospital-based Siemens MAGNETOM MRI scanner suite. At the start of a ClearTrace procedure, a MRI scan will be performed of the patient’s heart and surrounding vasculature. Using the images from the scan, the ClearTrace system software will generate a three dimensional volumetric model of the patient’s cardiac chambers that the physician will use as a guide while performing the procedure. Additional MRI images and patient data could be mapped onto the surface of the three dimensional model as needed by the physician. Referencing the three dimensional model and surface mapped image data and using real time MRI scans of the patient’s heart, the physician will plan the cardiac ablation procedure.

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

Other Potential Applications

We believe the ClearTrace system’s unique ability to provide continuous, high resolution imaging of the cardiac anatomy, including the walls of the heart, during an interventional procedure will be valuable in treating other cardiac disorders. For example, we believe our ClearTrace system could serve as an ideal platform for delivering drugs and other therapeutic agents directly into the heart wall. The medical community is developing novel compounds that have the potential to address significant cardiac disorders, such as heart failure. However, some of these compounds must be injected directly into the heart wall with precision placement at the boundary of healthy and diseased tissue. Using the ClearTrace system, we believe a physician will be able to navigate within the heart to the boundary between healthy and diseased tissue, place the catheter tip on the boundary, inject the compound and watch the dispersion of the compound into the heart wall.

Regulatory Status

Our ClearTrace system is still under development, and to date we have conducted only animal studies and other preclinical work with respect to the ClearTrace system. We have not made any filing with any regulatory authority seeking approval or clearance for the ClearTrace system.

The initial market for our ClearTrace system will be the European Union, and, therefore, we intend to seek CE marking approval for the ClearTrace system. We expect initial commercial release of ClearTrace products in the European Union in the fourth quarter of 2015.

In the United States, we believe that most components of the ClearTrace system will be Class II medical devices and will fall under the FDA’s 510(k) regulatory process. However, we believe the ablation catheter component will be a Class III medical device and will require FDA approval of a premarket approval application, or PMA. We do not yet have a timetable within which we expect to make a filing seeking regulatory approval or clearance for our ClearTrace system components in the United States.

Licenses and Collaborative Relationships

In addition to our internally-developed technologies and devices, we have established and may continue to pursue licensing and other collaborative relationships with medical device companies and academic institutions to further the development and commercialization of our product platforms and our core technologies. Our current material relationships are discussed below.

Brainlab

In April 2011, we entered into a co-development and distribution agreement with Brainlab. Our agreement with Brainlab has a term of five years. The agreement contemplates that we and Brainlab could work to potentially integrate our ClearPoint system technologies with Brainlab’s own interventional MRI technologies for application in the MRI-guided neurological drug delivery field of use, subject to appropriate regulatory clearance or approval. Brainlab, at its expense, also could explore the integration of our ClearPoint system technologies with Brainlab’s interventional MRI technologies for other MRI-guided neurological procedures as well. During the term of the agreement, neither we nor Brainlab may enter into a collaborative arrangement with another party relating to the commercial development, sales or marketing of products in the MRI-guided neurological drug delivery field of use. In addition, Brainlab may not develop, market or sell in the MRI-guided neurological drug delivery field of use any product that performs substantially the same function as or otherwise competes with any of our ClearPoint products, other than products resulting from any co-development activities under the agreement.

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

Siemens

We entered into a cooperation and development agreement with Siemens in May 2009, under which we and Siemens performed initial work related to the development of hardware and software needed for MRI-guided, catheter-based ablation procedures to treat cardiac arrhythmias, such as atrial fibrillation. Pursuant to the terms of our agreement, we were generally responsible for developing catheters and other hardware, and Siemens was responsible for developing software, to our specifications. We were responsible for paying Siemens for its software development work, but, under the terms of the agreement, Siemens owned the software. Working closely with us, Siemens created a research version of the software platform specifically for use in MRI-guided cardiac ablation procedures with our catheters, but a commercial version was not developed.

In February 2014, we entered into a new development agreement with Siemens, which replaces our May 2009 agreement. Under the new agreement, with cooperation, assistance and technical support from Siemens, we will develop the commercial version of the research software platform created by Siemens under the original agreement. Once the development work is completed, subject to appropriate regulatory clearance or approval, we will sell the software as our own product, and the software will serve as the software component of our ClearTrace system.

Pursuant to the development agreement, Siemens will develop certain software features, or host features, for a planned software release for certain Siemens MAGNETOM MRI systems. The host features will enable the connection of our software and catheters to those MAGNETOM systems, and we will pay Siemens to perform development work for the host features. The host features, which will be owned by Siemens, will run within the MRI scanner system. The host features will then connect to our software, which will operate on a separate computer workstation, and enable the performance of MRI-guided cardiac ablation procedures. Siemens expects to commercially release the host features first in the European Union, followed by release in the United States. Once the host features are commercially released, Siemens will thereafter maintain the host features for the applicable MAGNETOM MRI systems. In addition, for the term of the development agreement, Siemens will maintain technical compatibility of the host features with our software.

The development agreement provides for certain commercial exclusivity, generally extending for a period of four years following the European product release date of the host features, in the field of MRI-guided catheter-based cardiac electrophysiology using catheters that are actively tracked by the MRI scanner. During that period and within that field, Siemens agreed that it will not engage in certain actions and activities, the intention being that we will have the exclusive opportunity to commercialize MRI-guided catheter-based cardiac electrophysiology with active catheter tracking with Siemens MRI systems. Likewise, during that period and within that field, we agreed that we will not sell or otherwise provide to any third party actively tracked catheters for commercial use, within the meaning of the development agreement, that are intended to be used with a non-Siemens MRI system.

The development agreement contains a cross-licensing arrangement between us and Siemens. Under that arrangement, each party granted the other party a non-exclusive license to use certain intellectual property rights owned by the granting party and realized in the research software platform developed under the May 2009 agreement. Under our license from Siemens, we may use the licensed intellectual property rights to develop, manufacture and sell software, provided that during the parties’ exclusivity period and within the exclusivity field, any such software must be solely for use with Siemens MRI systems. Under its license from us, Siemens may also use the licensed intellectual property rights to develop, manufacture and sell software, provided that during the parties’ exclusivity period and within the exclusivity field, any such software must be solely for use with our catheters.

The term of the development agreement will expire four years following the European product release date of the host features for the applicable Siemens MAGNETOM MRI systems.

Boston Scientific

In connection with our research and development efforts for the ClearPoint and ClearTrace systems, we developed technologies that we believe can improve the MRI-safety profile of implantable medical leads. Implantable medical leads are thin, insulated wires that are connected to implantable generators, such as a pacemaker or neurostimulator, and deliver electrical pulses or stimulation to a specific area of the body, such as the heart or the brain. In 2005 and 2008, we entered into agreements with Boston Scientific that contemplate the potential use of our MRI-safety technologies in Boston Scientific’s implantable leads.

In December 2005, we entered into a development agreement and license agreement with Boston Scientific in the neuromodulation field. The development agreement related to the design and development of MRI-compatible and MRI-safe implantable leads for neuromodulation applications, such as implantable DBS leads. Under the license agreement, we granted Boston Scientific an exclusive, worldwide license with respect to certain of our intellectual property in the neuromodulation field to make, use, import, lease and sell neuro-related leads, neuro-related lead extensions, and neuro-related lead-type devices, such as implantable pulse generators. Boston Scientific is responsible for patent prosecution of the intellectual property it licensed and the payment of costs associated with patent prosecution.

In March 2008, we entered into a development agreement and license agreement with Boston Scientific in the field of implantable medical leads for cardiac applications. The development agreement related to feasibility assessment, design and development of certain MRI-compatible, MRI-safe implantable cardiac rhythm management leads. Under the license agreement, we granted Boston Scientific an exclusive, worldwide license with respect to certain of our intellectual property in the field of implantable medical leads for cardiac applications to make, have made, use, promote, market, import, distribute, lease, sell, offer for sale and commercialize products in that particular field of use. Boston Scientific is responsible for patent prosecution of the intellectual property it licensed and the payment of costs associated with patent prosecution.

In March 2014, Boston Scientific purchased from us some, but not but all, of the intellectual property we had licensed exclusively to Boston Scientific within the fields of neuromodulation and implantable medical leads for cardiac applications. In connection with that purchase transaction, we entered into amendments to our development and license agreements with Boston Scientific to eliminate the milestone-based payments and royalties provided under those agreements. Accordingly, we will no longer be entitled to receive any future milestone-based payments or royalties under our development and license agreements with Boston Scientific.

The Johns Hopkins University

We have in place five exclusive license agreements with The Johns Hopkins University, or Johns Hopkins. For additional information regarding these licenses, see “Business–Intellectual Property.”

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

Our business model for the ClearPoint system is focused on producing high margin revenue from sales of the disposable components. Given that focus on disposable product sales, we sell our reusable components at lower margins in order to secure installations of our system within hospitals. In addition, we may make the reusable ClearPoint components available to hospitals pursuant to our ClearPoint Placement Program, under which we install a system at the hospital but we retain title to the system. Under that program, we may make the reusable ClearPoint components available to a hospital for use during an agreed-upon period of time while the hospital evaluates and processes the purchase opportunity. In addition, under the ClearPoint Placement Program we may permit a hospital to pay for an installed system or its use over an agreed-upon period of time. Our disposable and reusable ClearPoint products are tightly integrated, which allows us to leverage each new installation of a system to generate recurring sales of our disposable products. As of December 31, 2013, 31 ClearPoint systems had been installed, which includes 14 systems under our ClearPoint Placement Program, 15 systems we sold, either directly to the customer or to Brainlab as our distributor, and two systems we installed at hospitals pursuant to the terms of research or clinical trial agreements.

Presently, our commercialization efforts for our ClearPoint system are being coordinated primarily by our Vice President, Global Sales & Marketing. As of February 28, 2014, our sales, clinical support and marketing team consisted of 15 employees.

Given the stage of development of the ClearTrace system, we have not developed a sales and marketing plan to commercialize ClearTrace either inside or outside the United States.

Research and Development

Continued innovation through research and development is important to our future success. As of February 28, 2014, our research and development team consisted primarily of seven employees. We have assembled an experienced team with recognized expertise in both the development of medical devices and advanced MRI technologies, including interventional MRI microcoils and catheters. We believe that our current research and development team is sufficient for our current needs; however, we may increase the size of our team depending on the progress of our ongoing research and development efforts. Our principal research and development goals are to continue to enhance our ClearPoint system and to complete development of our ClearTrace system.

We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were approximately $2,923,000 and $2,485,000 for the years ended December 31, 2013 and 2012, respectively.

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

Our Irvine, California facility is FDA-registered, and we believe it is compliant with the FDA’s QSR. We are also certified to ISO standard 13485. We have instituted a quality management system, under which we have established policies and procedures that control and direct our operations with respect to design, procurement, manufacture, inspection, testing, installation, data analysis, training and marketing. We review and internally audit our compliance with these policies and procedures, which provides a means for continued evaluation and improvement. As required by our quality management system, we undertake an assessment and qualification process for each third-party manufacturer or supplier that we use. Typically, our third-party manufacturers and suppliers are certified to ISO standard 9001 and/or 13485. We also periodically perform audit procedures on our key third-party manufacturers and suppliers to monitor their activities for compliance with our quality management system. Our facility and the facilities of the third-party manufacturers and suppliers we use are subject to periodic inspections by regulatory authorities, including the FDA and other governmental agencies.

Intellectual Property

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain the proprietary aspects of our technologies. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect our intellectual property.

Our patent portfolio includes patents and patent applications that we own, whether wholly-owned or co-owned, or license from others. We seek patent protection in the United States and internationally for our products and technologies where and when we believe it is appropriate. United States patents are granted generally for a term of 20 years from the earliest effective priority date of the patent application. The actual protection afforded by a foreign patent, which can vary from country to country, depends on the type of patent, the scope of its claims and the availability of legal remedies in the country.

We also rely on other forms of intellectual property rights and measures, including trade secrets and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement which relate to our business.

Patents and Patent Applications

We have a significant patent portfolio in the field of MRI-guided interventions. As of February 28, 2014, we wholly-owned, co-owned or licensed a total of 49 United States patents and 47 United States patent applications, as well as 47 foreign patents and 53 foreign patent applications corresponding to many of our United States patents and applications. Our owned, issued patents expire at various dates beginning in 2020. Our licensed, issued patents expire at various dates beginning in 2015. Some of our patents and patent applications are co-owned by Boston Scientific, and, with respect to those patents and patent applications, we have licensing and cross-licensing arrangements in place with Boston Scientific. As a result of those arrangements, we have exclusive rights to all fields outside neuromodulation and implantable medical leads for cardiac applications, and we have licensed the fields of neuromodulation and implantable medical leads for cardiac applications to Boston Scientific.

Certain License Arrangements

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

In June 2008, we entered into three additional exclusive license agreements with Johns Hopkins with respect to certain catheter technology, certain technology relating to catheter-based MRI probes, and certain technology to measure the amount of radio frequency absorption in the human body during an MRI scan. Our development efforts with respect to the technologies we licensed under those agreements remain at an early stage. Under each agreement, we are obligated to pay a royalty to Johns Hopkins based on the sale of products or provision of services incorporating the licensed technology. Likewise, to the extent we sublicense any licensed technology to a third party, we agreed to pay Johns Hopkins a percentage of revenue we receive as a result of the sublicense. Each license agreement terminates upon the expiration of the last licensed patent or, if no licensed patent under the agreement issues, on June 30, 2028.

License Arrangements with Merge

In July 2007, we entered into a master services and licensing agreement with Merge Healthcare Canada Corp. (formerly known as Cedara Software Corp.), or Merge, for Merge to develop on our behalf, based on our detailed specifications, a customized software solution for our ClearPoint system. Merge was in the business of providing software development and engineering services on a contract basis to a number of companies. In developing our ClearPoint system software, Merge utilized certain of its own pre-existing software code, or Merge software. Under our agreement with Merge, we received a non-exclusive, worldwide license to the Merge software, in object code form, as an integrated component of our ClearPoint system software. In return, we agreed to pay Merge a license fee for each copy of our ClearPoint system software that we distribute. Except for the Merge software, the work performed by Merge was a “work made for hire” and we exclusively own our ClearPoint system software. Under the master services and licensing agreement, Merge also performed ongoing custom engineering, maintenance and support services with respect to our ClearPoint system software, for which we compensated Merge.

At our request, in July 2013, the master services and licensing agreement was amended to enable us to internally handle development, maintenance and support of our ClearPoint system software going forward. As a result, we now perform the software services which we previously outsourced to Merge. Under the amendment, Merge granted us a non-exclusive, non-transferable, worldwide license to the source code for the Merge software to use in our further development and commercialization of our ClearPoint system software. In return, we agreed to pay Merge a one-time license fee. Merge may terminate the source code license only for cause. We will continue to pay Merge a license fee for each copy of our ClearPoint system software that we distribute, but only for licenses in excess of the licenses we already had purchased or otherwise acquired from Merge prior to the July 2013 amendment. We already have satisfied our minimum license purchase commitments from Merge under the master services and licensing agreement.

License Arrangements with Boston Scientific

In connection with our March 2014 sale of certain MRI-safety technologies to Boston Scientific, we entered into a license agreement with Boston Scientific. Under that license agreement, Boston Scientific granted us an exclusive, royalty-free, fully paid, irrevocable, worldwide license to the transferred intellectual property, with the right to sublicense, within fields of use other than neuromodulation and implantable medical leads for cardiac applications.

Competition

General

The medical device industry is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. Therefore, our currently marketed products are, and future products we commercialize will be, subject to competition.

ClearPoint System

Currently, we are not aware of any other company that offers a direct MRI-guided stereotactic system for neurological interventions, although two companies, Monteris Medical Inc. and Visualase, Inc., do offer devices for laser ablation under direct MRI guidance. However, companies such as Brainlab, Medtronic, Inc., Elekta AB, FHC Inc., Neurologica Corporation, a subsidiary of Samsung Electronics Co., and Mazor Robotics Ltd. offer devices and systems for use in conventional stereotactic neurological procedures, such as surgical navigation workstations, frame-based and frameless stereotactic systems, portable computer tomography scanners and computer-controlled guidance systems, and these devices and systems are competitive with our ClearPoint system. Additionally, we could also face competition from other medical device and pharmaceutical companies that have the technology, experience and capital resources to develop alternative therapy methods, including MRI-guided technologies. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we have.

ClearTrace System

While we are not aware of any company that currently offers a direct MRI-guided cardiac ablation system, companies such as Imricor Medical Systems, Inc. and Philips Healthcare are in the process of developing such a system. We are not aware of any potential competitive advantages or disadvantages relative to any such system under development; however, if any such company develops, obtains regulatory clearance or approval and achieves commercial success for a direct MRI-guided cardiac ablation system, the ClearTrace system could be rendered non-competitive.

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

Many of our potential competitors have an established presence in the field of cardiac electrophysiology, including cardiac ablation, such as Biosense Webster Inc., a division of Johnson & Johnson, Boston Scientific, Cardio Focus, Inc., Medtronic, Inc. and St. Jude Medical, Inc. These potential competitors have substantially greater financial and other resources than we do, including larger research and development staffs and more experience and greater capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory clearances or approvals, and manufacturing, marketing and distributing products.

Regulatory Requirements of the United States Food and Drug Administration

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our products sold in the United States are subject to regulation as medical devices under the federal Food Drug and Cosmetic Act, or FDCA, as implemented and enforced by the FDA. The FDA governs the following activities that we perform or that are performed on our behalf, to ensure that the medical devices we manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

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

Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device, requires a new 510(k) clearance and may even, in some circumstances, require a PMA if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. If the FDA were to disagree with any of our determinations that changes did not require a new 510(k) submission, it could require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or PMA approval is obtained. If the FDA requires us to seek 510(k) clearance or PMA approval for any modifications, we may be required to cease marketing and/or recall the modified device, if already in distribution, until 510(k) clearance or PMA approval is obtained and we could be subject to significant regulatory fines or penalties.

PMA Approval Pathway

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process, or is not otherwise exempt from the FDA’s premarket clearance and approval requirements. A PMA must generally be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of our or our third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. Once a PMA is approved, the FDA may require that certain conditions of approval be met, such as conducting a post-market clinical trial.

New PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Although we believe that most components of our ClearTrace system will fall under the FDA’s 510(k) regulatory process, we do believe the ablation catheter component will require the approval of a PMA. Likewise, we could seek to add new indications for use of our existing products that require the approval of a PMA, although we do not have any current plans to do that.

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

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. In addition to the requirements below, the Medical Device Reporting regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Additional regulatory requirements include:

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

As a medical device manufacturer, we are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. We have not yet been inspected by the FDA. We believe that we are in compliance with QSR and other regulations.

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the United States Federal Trade Commission, or FTC, and by state regulatory and enforcement authorities. Promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. Futhermore, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. In addition, we are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

Failure by us or by our third-party manufacturers and suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying requests for 510(k) clearance or PMA approvals of new products or modified products;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusing to grant export approval for our products; or

•	criminal prosecution.

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

Healthcare Laws and Regulations

Third-Party Reimbursement

In the United States and elsewhere, healthcare providers that perform surgical procedures using medical devices such as ours generally rely on third-party payors, including governmental payors such as Medicare and Medicaid and private payors, to cover and reimburse all or part of the cost of the products. Consequently, sales of medical devices are dependent in part on the availability of reimbursement to the customer from third-party payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. In general, third-party payors will provide coverage and reimbursement for medically reasonable and necessary procedures and tests that utilize medical devices. Third-party payors may provide separate payments for implanted or disposable devices themselves, although no such separate payments are currently provided for our ClearPoint disposable products. Most third-party payors will not pay separately for capital equipment. Instead, payment for the cost of using the capital equipment is considered to be covered as part of payments received for performing the procedure. In determining payment rates, third-party payors are increasingly scrutinizing the prices charged for medical products and services in comparison to other therapies.

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

Medicare coverage for the procedures in which our ClearPoint products are used currently exists in the hospital inpatient setting, which falls under Part A of the Medicare program. Under Medicare Part A, Medicare reimburses acute care hospitals a prospectively determined payment amount for beneficiaries receiving covered inpatient services in an acute care hospital. This method of payment is known as the prospective payment system, or PPS. Under PPS, the prospective payment for a patient’s stay in an acute care hospital is determined by the patient’s condition and other patient data and procedures performed during the inpatient stay using a classification system known as Medicare Severity Diagnosis Related Groups, or MS-DRGs. Payments also are adjusted to reflect other factors, such as regional variations in labor costs and indirect medical education expenses. Medicare pays a fixed amount to the hospital based on the MS-DRG into which the patient’s stay is classified, regardless of the actual cost to the hospital of furnishing the procedures, items and services that the patient’s condition requires. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the specific costs incurred in purchasing medical devices. Rather, reimbursement for these costs is deemed to be included within the MS-DRG-based payments made to hospitals for the services furnished to Medicare-eligible inpatients in which the devices are utilized. For cases involving unusually high costs, a hospital may receive additional “outlier” payments above the pre-determined amount. In addition, there is a mechanism by which new technology services can apply to Medicare for additional payments above the pre-determined amount, although such requests have not been granted frequently.

Because PPS payments are based on predetermined rates and may be less than a hospital’s actual costs in furnishing care, and due to payment reforms enacted relatively recently, acute care hospitals have incentives to lower their inpatient operating costs by utilizing products, devices and supplies that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs. For each MS-DRG, a relative weight is calculated representing the average resources required to care for cases grouped in that particular MS-DRG relative to the average resources used to treat cases in all MS-DRGs. MS-DRG relative weights are recalculated every year to reflect changes in technology and medical practice in a budget neutral manner. Under the MS-DRG payment system, there can be significant delays in obtaining adequate reimbursement amounts for hospitals for new technologies such that reimbursement may be insufficient to permit broad acceptance by hospitals.

In addition to payments to hospitals for procedures using our technology, Medicare makes separate payments to physicians for their professional services. The American Medical Association, or AMA, has developed a coding system known as the Current Procedural Terminology, or CPT, codes, which has been adopted by the Medicare program to describe and develop payment amounts for certain physician services.

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

One result of the current Medicare payment system, which is also utilized by most non-governmental third-party payors, is that a patient’s treating physician orders a particular service and the hospital (or other facility in which the procedure is performed) bears the cost of delivery of the service. Hospitals have had limited ability to align their financial interests with that of the treating physician because Medicare law generally prohibits hospitals from paying physicians to assist in controlling the costs of hospital services, including paying physicians to limit or reduce services to Medicare beneficiaries even if such services are medically unnecessary. As a result, hospitals have traditionally stocked supplies and products requested by physicians and have had limited ability to restrict physician choice of products and services.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, together, the Affordable Care Act, included a number of provisions that will likely result in more coordination between hospitals and physicians and alignment of financial incentives between hospitals and physicians to control hospital costs. Most significantly, the Affordable Care Act provided for a Medicare shared savings program whereby Medicare will share certain savings realized in the delivery of services to Medicare beneficiaries with accountable care organizations, which may be organized through various different legal structures between hospitals and physicians. Other payment reform provisions in the Affordable Care Act included pay-for-performance initiatives, payment bundling and the establishment of an independent payment advisory board.

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

Commercial Insurers

In addition to the Medicare program, many private payors look to CMS policies as a guideline in setting their coverage policies and payment amounts. The current coverage policies of these private payors may differ from the Medicare program, and the payment rates they make may be higher, lower, or the same as the Medicare program. If CMS or other agencies decrease or limit reimbursement payments for hospitals and physicians, this may affect coverage and reimbursement determinations by many private payors. Additionally, some private payors do not follow the Medicare guidelines, and those payors may reimburse only a portion of the costs associated with the use of our products, or none at all.

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

Because the Anti-Kickback Statute is broadly written and encompasses many harmless or efficient arrangements, Congress authorized the Office of Inspector General of the United States Department of Health and Human Services, or OIG, to issue a series of regulations, known as “safe harbors.” For example, there are regulatory safe harbors for payments to bona fide employees, properly reported discounts, and payments for certain investment interests. Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the statute. The failure of a transaction or arrangement to fit precisely within one or more of the exceptions or safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that arguably implicate the Anti-Kickback Statute but do not fully satisfy all the elements of an exception or safe harbor may be subject to increased scrutiny by government enforcement authorities such as the OIG. The Affordable Care Act increased the investigatory authority of the OIG, clarified that Anti-Kickback Statute claims can be brought under the federal civil False Claims Act, and provided for enhanced civil monetary penalties and expanded permissible exclusion authority.

Many states have laws that implicate anti-kickback restrictions similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply regardless of whether federal healthcare program business is involved, such as for self-pay or private pay patients.

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

Federal Civil False Claims Act and State False Claims Laws

The federal civil False Claims Act imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program, including Medicare and Medicaid. The “qui tam” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. Medical device companies, like us, can be held liable under false claims laws, even if they do not submit claims to the government where they are deemed to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements with customers that file claims.

The False Claims Act also has been used to assert liability on the basis of misrepresentations with respect to the services rendered and in connection with alleged off-label promotion of products. Our activities relating to the manner in which we sell our products and document our prices such as the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products, may be subject to scrutiny under these laws.

The Affordable Care Act may increase the number of cases asserting civil False Claims Act violations since it removes a significant defense to such claims and clarifies that a violation of the Anti-Kickback Statute and the retention of a federal healthcare program overpayment are both actionable under the civil False Claims Act.

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. There are many potential bases for liability under the False Claims Act. A number of states have enacted false claim laws analogous to the federal civil False Claims Act and many of these state laws apply where a claim is submitted to any state or private third-party payor.

HIPAA Fraud and Other Regulations

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created a class of federal crimes known as the “federal healthcare offenses,” including healthcare fraud and false statements relating to healthcare matters. The HIPAA healthcare fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program, or to obtain by means of false of fraudulent pretenses, any money under the control of any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The Affordable Care Act also provides for civil monetary penalties for knowingly participating in certain federal healthcare offenses and enhances sentences under the Federal Sentencing Guidelines for such offenses. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Entities that are found to have aided or abetted in a violation of the HIPAA federal healthcare offenses are deemed by statute to have committed the offense and are punishable as a principal.

We are also subject to the United States Foreign Corrupt Practices Act and similar anti-bribery laws applicable in non-United States jurisdictions that generally prohibit companies and their intermediaries from making improper payments to non-United States government officials for the purpose of obtaining or retaining business. Because of the predominance of government sponsored healthcare systems around the world, we expect that many of our customer relationships outside of the United States will be with governmental entities and therefore subject to such anti-bribery laws.

HIPAA and Other Privacy & Security Laws

As a part of HIPAA, Congress enacted the Administrative Simplification provisions, which are designed to require the establishment of uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities.” Several regulations have been promulgated under HIPAA, including: the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule, which restricts the use and disclosure of certain individually identifiable health information; the Standards for Electronic Transactions, which establishes standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; and the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule, which requires covered entities to implement and maintain certain security measures to safeguard certain electronic health information. Although we do not believe we are a covered entity and therefore are not currently subject to these standards directly, we expect that our customers generally will be covered entities and may ask us to contractually comply with certain aspects of these standards by entering into confidentiality agreements or, when appropriate, business associate agreements. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards could entail significant costs for us.

The Health Information Technology for Economic and Clinical Health Act, or HITECH, which was enacted in February 2009, strengthened and expanded the HIPAA Privacy and Security Rules and the restrictions on use and disclosure of patient identifiable health information. HITECH also fundamentally changed a business associate’s obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration (directly or indirectly), restrictions on marketing to individuals and obligations to agree to provide individuals an accounting of virtually all disclosures of their health information. Moreover, HITECH requires covered entities to report any unauthorized use or disclosure of patient identifiable health information that compromises the security or privacy of the information, known as a breach, to the affected individuals, the United States Department of Health and Human Services, or HHS, and depending on the size of any such breach, the media for the affected market. Business associates are similarly required to notify covered entities of a breach.

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

HIPAA, as well as other federal and state laws, will apply to our receipt of patient identifiable health information in connection with any clinical trials we conduct. In addition, we collaborate with other individuals and entities in conducting research and all involved parties must comply with applicable laws. Therefore, the compliance of the physicians, hospitals or other providers or entities with which we collaborate affects our company.

Employees

As of February 28, 2014, we had 35 full-time employees, of whom seven were engaged primarily in research and development, eight in manufacturing and quality assurance, 15 in sales, clinical support and marketing, and five in general administrative and finance functions. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

As of December 31, 2013, we had an accumulated deficit of approximately $72.8 million. The accumulated deficit has resulted principally from costs incurred in our research and development efforts and general operating expenses. We have incurred significant losses in each year since our inception in 1998. Net losses were approximately $7.1 million for the year ended December 31, 2013, approximately $5.9 million for the year ended December 31, 2012, and approximately $8.3 million for the year ended December 31, 2011. We may continue to incur operating losses as we continue to invest capital in the sales and marketing of our products, development of our product candidates and development of our business generally.

As a result of the numerous risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Our profitability will depend on revenues from the sale of our products. We cannot provide any assurance that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our relatively limited commercialization history, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity (deficit) and working capital and could result in a decline in our stock price or cause us to cease operations.

Our ClearPoint system may not achieve broad market acceptance or be commercially successful.

We expect that sales of our ClearPoint system products will account for the vast majority of our revenues for at least the next few years. Our ClearPoint system may not gain broad market acceptance unless we continue to convince physicians, hospitals and patients of its benefits. Moreover, even if physicians and hospitals understand the benefits of our ClearPoint system, they still may elect not to use our ClearPoint system for a variety of reasons, such as the shift in location of the procedure from the operating room to the MRI suite, increased demand for the MRI suite, and the familiarity of the physician with other devices and approaches.

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

If we are unable to expand our sales and clinical support capabilities, we may be unable to generate significant growth in our product revenues.

We are dependent on our sales personnel to obtain new customers for our ClearPoint system, and we are dependent on both our sales and clinical support personnel to increase sales of our ClearPoint products to existing customers. We expect to continue building our sales and clinical support team to market and sell our ClearPoint system products, and to provide clinical support for customer use of our ClearPoint system products, in the United States. That effort, though, could take longer than we anticipate, in which case our commercialization efforts would be negatively impacted. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining a sufficient number of qualified sales and clinical support personnel. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we are unable to hire, train and retain sufficient numbers of effective personnel, or our personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

We have entered into a co-development and distribution agreement with Brainlab pursuant to which we appointed Brainlab as a distributor of our ClearPoint system products in the United States and Europe. However, there is no assurance that Brainlab will be successful in marketing and selling our ClearPoint system products. In addition, under our agreement, Brainlab is not subject to any minimum sales or other performance requirements. Therefore, we may not realize the desired benefits from our agreement with Brainlab.

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

The Affordable Care Act includes a number of provisions that will likely result in increased coordination between hospitals and physicians and alignment of financial incentives between hospitals and physicians to control hospital costs. Most significantly, the Affordable Care Act provides for a Medicare shared savings program whereby Medicare will share certain savings realized in the delivery of services to Medicare beneficiaries with accountable care organizations, which may be organized through various different legal structures between hospitals and physicians. Other payment reform provisions in the Affordable Care Act include pay-for-performance initiatives, payment bundling and the establishment of an independent payment advisory board. We expect that the overall result of such payment reform efforts and the increased coordination among hospitals and physicians will be voluntary reductions in the array of choices currently available to physicians with respect to diagnostic services, medical supplies and equipment. Such a reduction in physician choices may also result in hospitals reducing the overall number of vendors from which they purchase supplies, equipment and products. The Affordable Care Act could limit the acceptance and availability of our products, which would have an adverse effect on our financial results and business.

The Affordable Care Act will ultimately increase the overall pool of persons with access to health insurance in the United States. However, with the increase in demand for healthcare services, we expect both a strain on the capacity of the healthcare system and more proposals by legislators, regulators and third-party payors to keep healthcare costs down. Certain proposals, if passed, could impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available from governmental agencies or third-party payors. These limitations could have a material adverse effect on our results of operations and financial condition.

Federal healthcare reform continues to be a political issue, and various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the United States healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.

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

Notwithstanding the ClearPoint system’s regulatory clearance in the United States, third-party payors may deny coverage or reimbursement if the payor determines that the use of our ClearPoint system is unnecessary, inappropriate, experimental or not cost-effective, or that the ClearPoint system is used for a non-cleared indication. In addition, no uniform policy of coverage and reimbursement for medical technology exists among third-party payors. Therefore, coverage and reimbursement for medical technology can differ significantly from payor to payor. Any denial of coverage or reimbursement for procedures using our ClearPoint system could have an adverse effect on our business, financial results and prospects for profitability.

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

Our future success may depend on our ability to successfully complete development of, and to obtain regulatory clearances or approvals for, our ClearTrace system. We cannot be certain that we will be able to do that in a timely fashion, or at all.

Our ClearTrace system is still under development, and, to date, we have conducted only animal studies and other preclinical work with respect to that product candidate. Our ClearTrace system will require substantial additional development and testing. There can be no assurance that our development efforts will be successfully completed or that the ClearTrace system will have the capabilities we expect. We may encounter significant difficulties and costs during the course of our development efforts and we may encounter significant delays. Even if we successfully complete development of our ClearTrace system, there can be no assurance that we will obtain the regulatory clearances or approvals to market and commercialize it. If we are unable to obtain regulatory clearances or approvals for our ClearTrace system, or otherwise experience delays in obtaining such regulatory clearances or approvals, the commercialization of the ClearTrace system will be delayed or prevented, which will adversely affect our ability to generate revenues. Even if cleared or approved, the ClearTrace system may not be cleared or approved for the indications that are necessary or desirable for successful commercialization. Delays in developing our ClearTrace system or obtaining regulatory clearances or approvals may also result in the loss of potential competitive advantages that might otherwise be attained by bringing products to market earlier than our competitors. Any of these contingencies could adversely affect our business.

In the United States, unless an exemption applies, we cannot market a new medical device without first receiving either 510(k) clearance or approval of a PMA from the FDA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology, safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The 510(k) clearance process generally takes three to twelve months from submission, but can take significantly longer. The process of obtaining PMA approval is much more costly and uncertain than the 510(k) clearance process. The PMA approval process can be lengthy and expensive and requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on data obtained in clinical trials. The PMA process generally takes one to three years, or even longer, from the time the PMA application is submitted to the FDA until an approval is obtained.

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

We anticipate that the initial market for our ClearTrace system will be the European Union and, at the appropriate time, we expect to seek CE marking approval for the ClearTrace system. The ClearTrace system consists of several components, including an ablation catheter. The FDA has determined that ablation catheters specifically indicated to treat atrial fibrillation require the submission of a PMA. Therefore, in the United States, we would be required to pursue the PMA process in order to specifically indicate our ablation catheter for the treatment of atrial fibrillation.

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

Clinical trials necessary to support 510(k) clearance or PMA approval for our ClearTrace system or any new indications for use for our ClearPoint system will be expensive and may require the enrollment of large numbers of suitable patients, who may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new product candidates and will adversely affect our business, operating results and prospects.

Initiating and completing clinical trials necessary to support 510(k) clearance or PMA approval for our ClearTrace system or any other product candidates that we may develop, or additional safety and efficacy data that the FDA may require for 510(k) clearance or PMA approval for any new specific indications of our ClearPoint system that we may seek, will be time consuming and expensive with an uncertain outcome. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials.

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

Even if any clinical trial that we need to undertake is completed as planned, we cannot be certain that its results will support our product candidate claims or any new indications that we may seek for our products or that the FDA or foreign authorities will agree with our conclusions regarding the results of those trials. The clinical trial process may fail to demonstrate that our products or a product candidate is safe and effective for the proposed indicated use, which could cause us to stop seeking additional clearances or approvals for our ClearPoint system, abandon our ClearTrace system or delay development of other product candidates. Any delay or termination of our clinical trials will delay the filing of our regulatory submissions and, ultimately, our ability to commercialize a product candidate. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

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

We have not yet achieved profitability. Accordingly, we have financed our activities principally from sales of equity securities, borrowings and license arrangements. Most recently, in March 2014 we conducted a private offering in which we sold securities, consisting of non-convertible notes payable and common stock warrants, for net proceeds of approximately $3.4 million. While we expect to continue to use cash in operations, we believe our cash and cash equivalents at December 31, 2013 of $3.5 million, combined with the net proceeds from the March 2014 private offering and cash expected to be generated from product sales, will be sufficient to meet our anticipated cash requirements through at least March 2015.

During 2014, we expect to increase revenues from sales of ClearPoint system products as a result of the additions we made in 2013 to our sales and clinical support team. If necessary, certain planned expenditures, including expenditures related to research and development projects, sponsored research, public and investor relations efforts, planned hires, and patent filings, could be deferred or forgone if we believe it is necessary to do so in order to fund our operations. In addition, if necessary, we could implement restrictions on non-essential travel, put in place a salary deferral program for certain employees, reduce utilization of outside professional service providers and implement a reduction in our workforce.

Because of the various risks and uncertainties associated with the commercialization of medical devices, there can be no assurance that our cash resources will cover all of our costs until we achieve profitability. Therefore, we could need additional funding. Additional funds, if needed, may not be available on a timely basis or on terms that are acceptable to us, or at all, in which event we could take actions that negatively impact the commercialization of our ClearPoint system, or terminate or delay the development of our ClearTrace system.

The funding requirements for our business will depend on many factors, including:

•	the timing of broader market acceptance and adoption of our ClearPoint system products;

•	the scope, rate of progress and cost of our ongoing product development activities relating to our ClearPoint system;

•	the scope, rate of progress and cost of our research and development activities relating to our ClearTrace system;

•	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;

•	the cost and timing of establishing inventories at levels sufficient to support our sales;

•	the effect of competing technological and market developments;

•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

•	the cost and timing of any clinical trials;

•	the cost and timing of regulatory filings, clearances and approvals; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

If we lose access to critical third-party software that is integrated into our ClearPoint system software, our costs could increase and new installations of our ClearPoint system could be delayed, potentially hurting our competitive position.

We have received a non-exclusive, non-transferable, worldwide license from a third party to certain software, in source code form, that is integrated into the software component of our ClearPoint system. In return, we agreed to pay the third party a one-time license fee, as well as a license fee for each copy of the ClearPoint system software that we distribute, subject to certain minimum license purchase commitments which we already have satisfied. The source code license is perpetual, except in the event we breach our agreement with the third party, in which case the third party may terminate the license for cause. A loss of the license could impede our ability to install our ClearPoint system at new sites until equivalent software could be identified, licensed or developed, and integrated into the software component of our ClearPoint system. These delays, if they occur, would harm our business, operating results and financial condition.

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

We may be dependent upon one of our licenses from Johns Hopkins to develop and commercialize some components of the ClearTrace system.

We have entered into exclusive license agreements with Johns Hopkins with respect to a number of technologies owned by Johns Hopkins. Under one of those agreements, which we entered into in 1998, we licensed a number of technologies relating to devices, systems and methods for performing MRI-guided interventions, particularly MRI-guided cardiac ablation procedures. Therefore, that license is important to the development of the ClearTrace system. Without that license, we may not be able to commercialize some of the components of the ClearTrace system, when and if developed, subject to regulatory clearance or approval. Johns Hopkins has the right to terminate the license under specified circumstances, including a breach by us and failure to cure such breach. We are obligated to use commercially reasonable efforts to develop and commercialize products based on the licensed patents and patent applications. This obligation could require us to take actions related to the development of the ClearTrace system that we would otherwise not take.

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

Our products may in the future be subject to product recalls that could harm our reputation, business operating results and financial condition. Likewise, products that are manufactured and sold by third parties and that are needed for procedures in which physicians use our products also may be subject to recalls, which could adversely impact our business, operating results and financial condition.

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

•

The Affordable Care Act, which imposes certain reporting obligations on manufacturers of drugs, devices and biologics. Specifically, such manufacturers are required to report payments or other transfers of value to or on behalf of a physician or teaching hospital by such manufacturers, as well as any ownership or investment interest held by physicians in such manufacturers. On February 1, 2013, CMS issued the final rule to implement this so-called “Sunshine” provision of the Affordable Care Act. Under the final rule, we will be subject to the data collecting, reporting and public disclosure obligation. Data collecting obligations began on August 1, 2013, with reporting obligations beginning on March 31, 2014. Violations of the reporting requirements are subject to civil monetary penalties.

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

We may from time to time have agreements with physicians that could be scrutinized or could be subject to reporting requirements in the future, including consulting contracts in which we compensate physicians for various services, which could include:

•	providing training and other similar services on the proper use of our products;

•	advising us with respect to the commercialization of products in their respective fields;

•	keeping us informed of new developments in their respective fields of practice;

•	advising us on our research and development projects related to their respective fields;

•	advising us on improvements to methods, processes and devices related to their respective fields (such as advice on the development of prototype devices); and

•	assisting us with the technical evaluation of our methods, processes and devices related to their respective fields.

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

Numerous federal, state and international laws and regulations govern the collection, use, disclosure, storage and transmission of patient-identifiable health information. These laws include:

•

HIPAA and the Privacy and Security Rules promulgated thereunder apply to covered entities, which include most healthcare facilities that purchase and use our products. The HIPAA Privacy and Security Rules set forth minimum standards for safeguarding individually identifiable health information, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information and provide certain rights to individuals with respect to that information. HIPAA also requires covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves access to patient identifiable health information.

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

We are required to comply with federal and state laws governing the transmission, security and privacy of patient identifiable health information that we may obtain or have access to in connection with manufacture and sale of our products. We do not believe that we are a HIPAA-covered entity because we do not submit electronic claims to third-party payors, but there may be limited circumstances in which we may operate as a business associate to covered entities if we receive patient identifiable data through activities on behalf of a healthcare provider. We may be required to make costly system modifications to comply with the HIPAA privacy and security requirements that will be imposed on us contractually through business associate agreements by covered entities and directly under HITECH or HIPAA regulations. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against business associates is now greater. Enforcement actions can be costly and interrupt regular operations which may adversely affect our business.

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

Risks Related to Facilities, Employees and Growth

We are dependent on our senior management team, sales and clinical support team and engineering team, and the loss of any of them could harm our business.

We are highly dependent on members of our senior management, in particular Kimble L. Jenkins, our Chief Executive Officer, President and Chairman of the Board of Directors. The loss of members of our senior management team, sales and clinical support team or engineering team, or our inability to attract or retain other qualified personnel, could have a material adverse effect on our business, financial condition and results of operations. We do not maintain key employee life insurance on any of our personnel other than for Mr. Jenkins. Although we have obtained key employee insurance covering Mr. Jenkins in the amount of $2,000,000, this would not fully compensate us for the loss of Mr. Jenkins’ services.

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

Our common stock is defined as “penny stock” under the Exchange Act and its rules. The Securities and Exchange Commission, or SEC, has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

•	a broker-dealer must deliver, prior to the transaction, a disclosure schedule prepared by the SEC relating to the penny stock market;

•	a broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative;

•	a broker-dealers must disclose current quotations for the securities; and

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

As of February 28, 2014, approximately 58.4 million of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Of those shares, approximately 8.0 million shares were held by our affiliates and approximately 50.4 million shares were held by non-affiliates of the company. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of common stock pursuant to the registration statements, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

Our directors, executive officers and their respective affiliates have significant influence over our affairs and could delay or prevent a change in corporate control.

As of February 28, 2014, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, 21.2% of our common stock. As a result, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership could have the effect of:

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

ITEM 3. LEGAL PROCEEDINGS.

In June 2013, Custom Equity Research, Inc. d/b/a Summer Street Research Partners, or Summer Street, commenced an arbitration proceeding alleging breach of contract and quantum meruit claims against us. Summer Street claims, among other things, that we owe Summer Street $480,000 in cash commissions, as well as warrants to purchase 460,338 shares of our common stock, in connection with our engagement of Summer Street to serve as our financial advisor and placement agent for two financing transactions that we undertook in 2011 and 2012, respectively. As required under our engagement agreements with Summer Street, the arbitration has been brought before JAMS, The Resolution Experts, an alternative dispute resolution provider. In the arbitration, we have filed counter-claims against Summer Street alleging fraud and misrepresentation, abuse of process and malicious prosecution, and we are seeking unspecified monetary damages from Summer Street in connection with the counter-claims. As of December 31, 2013, the parties were conducting discovery in preparation for the arbitration hearing, which is scheduled in July 2014.

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

Quarter Ended	High Bid	Low Bid
Fiscal 2013
Fourth Quarter 2013 (through December 31, 2013)	$1.62	$1.28
Third Quarter 2013 (through September 30, 2013)	$1.49	$1.09
Second Quarter 2013 (through June 30, 2013)	$1.31	$1.06
First Quarter 2013 (through March 31, 2013)	$1.95	$1.18
Fiscal 2012
Fourth Quarter 2012 (through December 31, 2012)	$2.76	$1.52
Third Quarter 2012 (through September 30, 2012)	$4.05	$1.85
Second Quarter 2012 (beginning May 21, 2012 through June 30, 2012)	$2.20	$0.50

Holders

As of February 28, 2014, we had 58,789,224 shares of common stock outstanding and no shares of preferred stock outstanding. As of February 28, 2014, we had 573 stockholders of record. In addition, as of February 28, 2014, options and warrants to purchase 19,594,590 shares of common stock were outstanding.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	4,709,225	$1.29	300,500

Equity compensation plans not approved by stockholders (1)(2)(3)(4)(5)	2,721,000	$1.79	570,000

Total	7,430,225	$1.47	870,500

(1)	The information presented in this table is as of December 31, 2013.

(2)

We adopted our 2010 Non-Qualified Stock Option Plan in December 2010. The plan provided for the issuance of non-qualified stock options to purchase up to 2,565,675 shares of our common stock. We ceased making awards under the plan upon the adoption of our 2012 Incentive Compensation Plan. As of December 31, 2013, options to purchase 2,371,000 shares of our common stock were outstanding under the 2010 Non-Qualified Stock Option Plan.

(3)

In November 2012, we entered into a written compensatory contract with Robert C. Korn, our Vice President, Global Sales & Marketing, pursuant to which we awarded Mr. Korn a non-qualified stock option to purchase 150,000 shares of our common stock.

(4)

In December 2013, we entered into written compensatory contracts with an employee and a non-employee director pursuant to which we awarded those individuals non-qualified stock options to purchase 75,000 shares and 125,000 shares, respectively, of our common stock.

(5)

We adopted our 2013 Non-Employee Director Equity Incentive Plan in December 2013. The plan provides for the issuance of awards with respect to an aggregate of 570,000 shares of our common stock. As of December 31, 2013, no awards had been made under the 2013 Non-Employee Director Equity Incentive Plan.

Certain Sales of Unregistered Securities

During the three months ended December 31, 2013, holders of warrants to purchase an aggregate of 66,624 shares of our common stock exercised their warrants. Such warrants, having a weighted average exercise price of $0.94 per share, were exercised on a cashless basis, which resulted in the net issuance of 26,652 shares of our common stock. We claimed exemption from registration under the Securities Act for the sales and issuances of the shares upon exercise of such warrants by virtue of Section 3(a)(9) and Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

      We are a medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain and heart under direct, intra-procedural magnetic resonance imaging, or MRI. We have two product platforms. Our ClearPoint system, which is in commercial use in the United States and Europe, is used to perform minimally invasive surgical procedures in the brain. We anticipate that our ClearTrace system, which is still in development, will be used to perform minimally invasive surgical procedures in the heart. Both systems utilize intra-procedural MRI to guide the procedures. Both systems are designed to work in a hospital’s existing MRI suite. We believe that our two product platforms, subject to appropriate regulatory clearance and approval, will deliver better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system.

      In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. In 2011, we also obtained CE marking approval for the ClearPoint system, which enables us to sell the ClearPoint system in the European Union. Substantially all of our product revenues for 2013 and 2012 relate to sales of our ClearPoint system products.  We do not have regulatory clearance or approval to sell our ClearTrace system, and, therefore, we have not generated revenues from commercial sales of that product candidate. We have financed our operations and internal growth primarily through the sale of equity securities, license arrangements, and the issuance of convertible notes and other secured notes. We have incurred significant losses since our inception in 1998 as we devoted substantial efforts to research and development. As of December 31, 2013, we had an accumulated deficit of $72.8 million. We may continue to incur operating losses as we commercialize our ClearPoint system products, continue to develop our product candidates and to expand our business generally.

Factors Which May Influence Future Results of Operations

The following is a description of factors which may influence our future results of operations, and which we believe are important to an understanding of our business and results of operations.

 Revenues

In June 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. Future revenues from sales of our ClearPoint system products are difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses. We cannot sell any of our product candidates for commercial use until we receive regulatory clearance or approval.

Generating recurring revenues from the sale of our disposable components is an important part of our business model for our ClearPoint system. We anticipate that over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage each new installation of our ClearPoint system to generate recurring sales of these disposable components.

ClearPoint system product revenues were $2.9 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively. Since inception, the most significant source of our revenues has been related to our collaborative agreements with Boston Scientific, principally from recognition of the $13.0 million of licensing fees, which we received in 2008. Revenues associated with these licensing fees were recognized on a straight-line basis over a five year period, which was the period we estimated for our continuing involvement in the development activities, and which period ended in the first quarter of 2013. Our revenue recognition policies are more fully described in the “Critical Accounting Policies and Significant Judgments and Estimates” section below.

 Cost of Product Revenues

Cost of product revenues includes the direct costs associated with the assembly and purchase of disposable and reusable components of our ClearPoint system which we have sold, and for which we have recognized the revenue in accordance with our revenue recognition policy. Cost of product revenues also includes the allocation of manufacturing overhead costs, depreciation of loaned systems installed under our ClearPoint Placement Program, and write-offs of obsolete, impaired or excess inventory.

 Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing and prototyping of our ClearPoint system products and our product candidates. This includes: the salaries, travel and benefits of research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; sponsored research and product development with third parties; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development expenses may increase as we: (1) continue our product development efforts for the ClearTrace system; (2) continue to develop enhancements to our ClearPoint system; and (3) expand our research to apply our technologies to additional product applications. From our inception through December 31, 2013, we have incurred approximately $40 million in research and development expenses.

Product development timelines, likelihood of success and total costs can vary widely by product candidate. There are also risks inherent in the regulatory clearance and approval process. At this time, we are unable to estimate with any certainty the costs that we will incur in the continuing development of our ClearTrace system for commercialization.

 Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of: salaries, sales incentive payments, travel and benefits, including related share-based compensation; professional fees, including fees for attorneys and outside accountants; occupancy costs; insurance; marketing costs; medical device excise taxes; and other general and administrative expenses, which include corporate licenses, director fees, hiring costs, taxes, postage, office supplies and meeting costs. Our selling, general and administrative expenses are expected to increase due to costs associated with the commercialization of our ClearPoint system and increased headcount necessary to support our continued growth in operations.

 Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments have an impact on revenue recognition, computation of the fair value of our derivative liabilities and the determination of share-based compensation and financial instruments. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition. Our revenues arise from: (1) product revenues resulting from the sale of ClearPoint system reusable components and the sale of ClearPoint system disposable products; (2) license and development arrangements; (3) development service revenues; and (4) other service revenues. We recognize revenue when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is probable and, for product revenues, risk of loss has transferred to the customer. For all sales, we require either a purchase agreement or a purchase order as evidence of an arrangement.

(1) Product Revenues— Sales of ClearPoint system reusable components: Generally, revenues related to ClearPoint system sales are recognized upon installation of the system and the completion of training of at least one of the customer’s physicians, which typically occurs concurrently with the ClearPoint system installation. ClearPoint system reusable components include software which is integral to the utility of the ClearPoint system as a whole. Sales of reusable components that have stand-alone value to the customer are recognized when risk of loss passes to the customer. Sales of reusable components to a distributor that has been trained to perform ClearPoint system installations are recognized at the time risk of loss passes to the distributor.

Sales of ClearPoint system disposable products: Revenues from the sale of ClearPoint disposable products utilized in procedures performed using our ClearPoint system are recognized at the time risk of loss passes to the customer, which is generally at shipping point or upon delivery to the customer’s location, depending upon the specific terms agreed upon with the customer.

(2) License and Development Arrangements— We analyze revenue recognition on an agreement by agreement basis. We determine whether the deliverables under the arrangement represent separate units of accounting as defined by GAAP. Application of GAAP regarding multiple-element arrangements requires us to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship. We defer recognition of non-refundable upfront license fees if there are continuing performance obligations, without which the technology, know-how, rights, products or services conveyed in conjunction with the non-refundable fees have no utility to the licensee that could be considered separate and independent of our performance under other elements of the arrangement. Amounts received related to substantive, performance-based milestones in research and development arrangements will be recognized upon receipt. Future product royalty income under any such arrangements will be recognized as the related products are sold and amounts are payable to us.

(3) Development Service Revenues— We are party to an agreement to provide development services to a third party. Under this agreement, we earn revenue equal to costs incurred for outside expenses related to the development services provided, plus actual direct internal labor costs (including the cost of employee benefits), plus an overhead markup of the direct internal labor costs incurred. Revenue is recognized in the period in which we incur the related costs. During the years ended December 31, 2013 and 2012, we recorded development service revenues of approximately $284,000 and $531,000, respectively, related to this agreement. From time to time, we may also perform development services for other third parties evidenced by either a development agreement or a purchase order. During 2012, we recorded revenues totaling $10,000 for such services.

(4) Other Service Revenues— Other service revenues are comprised primarily of installation fees charged in connection with ClearPoint system installations and service agreement revenues. Typically, we will bill upfront for service agreements that have terms ranging from one to three years. These amounts are recognized as revenues ratably over the term of the related service agreement.

Inventory. Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. All items included in inventory relate to our ClearPoint system. Software license inventory that is not expected to be utilized within the next twelve months is classified as a non-current asset. We periodically review our inventory for obsolete items and provide a reserve upon identification of potential obsolete items.

Derivative Liability for Warrants to Purchase Common Stock. Our derivative liability for warrants represents the fair value of warrants issued in connection with private placements of shares our common stock. These warrants are presented as liabilities based on certain exercise price reset and net cash settlement provisions. The liability, which is recorded at fair value at each balance sheet date, is calculated utilizing the Monte Carlo simulation valuation method. The change in fair value of these warrants is recognized as other income or expense in the statement of operations.

Share-Based Compensation. We account for compensation for all arrangements under which employees and others receive shares of stock or other equity instruments (including options and warrants) based on fair value. The fair value of each award is estimated as of the grant date and amortized as compensation expense over the requisite vesting period. The fair values of our share-based awards are estimated on the grant dates using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated award terms and risk-free interest rates for the expected terms. To estimate the expected terms, we utilize the “simplified” method for “plain vanilla” options discussed in the SEC’s Staff Accounting Bulletin 107, or SAB 107. We believe that all factors listed within SAB 107 as pre-requisites for utilizing the simplified method apply to us and to our share-based compensation arrangements. We intend to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available. We based our estimate of expected volatility on the average of historical volatilities of publicly traded companies we deemed similar to us because we lack our own relevant historical volatility data. We will consistently apply this methodology until a sufficient amount of historical information regarding the volatility of our own share prices becomes available. We utilize risk-free interest rates based on a zero-coupon U.S. treasury instrument, the term of which is consistent with the expected term of the share-based award. We have not paid and do not anticipate paying cash dividends on shares of our common stock; therefore, the expected dividend yield is assumed to be zero.

Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salary and employee benefit-related costs for research and development personnel, costs for materials used in research and development activities, sponsored research and costs for outside services. Since most of the expenses associated with our development service revenues relate to existing internal resources, these amounts are included in research and development costs.

Results of Operations

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

	Year Ended December 31,		Percentage
($s in thousands)	2013	2012	Change
Product and service revenues	$3,281	$1,712	92%
License revenues	650	3,346	(81)%
Cost of product revenues	1,421	556	156%
Research and development:
Research and development costs	2,923	2,485	18%
Reversal of R&D obligations	-	(883)	NM
Selling, general and administrative expenses	7,061	6,030	17%
Other income (expense):
Gain (loss) on change in fair value of derivative liability	1,686	(171)	NM
Loss on loan modification	(1,356)	-	NM
Other income, net	533	4	NM
Interest expense, net	(475)	(2,581)	(82)%
Net loss	(7,086)	(5,878)	21%

  NM= not meaningful

Product and Service Revenues. Product and service revenues were $3.3 million for the year ended December 31, 2013, and $1.7 million for the prior year, an increase of $1.6 million, or 92%. Product revenues for the year ended December 31, 2013 were $2.9 million compared to $1.2 million for the prior year, an increase of $1.7 million, or 149%. Product revenues included ClearPoint system disposable product sales for the year ended December 31, 2013 of $1.8 million, compared with $1.0 million for the prior year, an increase of $763,000, or 75%. That increase in disposable product sales resulted primarily from the higher number of ClearPoint procedures that were performed during the year ended December 31, 2013. Revenues related to sales of ClearPoint system reusable components were $1.1 million for the year ended December 31, 2013 compared with $150,000 for the prior year, representing an increase of $982,000. During the years ended December 31, 2013 and 2012, we recorded development service revenues of $284,000 and $541,000, respectively, a decrease of $257,000. We do not expect development service revenues to be a long-term ongoing source of revenues. Other service revenues, mostly related to installation services and ClearPoint system service agreements, were $82,000 for the year ended December 31, 2013. No such revenues were recorded during the prior year.

License Revenues. License revenues of $650,000 and $3.3 million for the years ended December 31, 2013, and 2012, respectively, related to license fees we received in 2008 from Boston Scientific that were deferred and recognized over the period we estimated for our continued involvement with Boston Scientific’s development program for the licensed technology. That period ended on March 31, 2013; thus, all revenues related to the license fees we received in 2008 were recognized as of March 31, 2013.

Cost of Product Revenues. Cost of product revenues was $1.4 million for the year ended December 31, 2013, compared to $556,000 for the prior year, an increase of 156%. The increase in cost of product revenues was primarily attributable to the 149% increase in product revenues for the same period. Cost of product revenues grew at a somewhat higher rate that revenues due to sales mix, as ClearPoint reusable component sales, which yield lower margins, grew faster than ClearPoint disposable component sales.

Research and Development Costs. Research and development costs were $2.9 million for the year ended December 31, 2013, compared to $2.5 million for the prior year, an increase of $438,000, or 18%. The primary driver for the increase was costs for research that we sponsored, which increased by $302,000. Sponsored research costs were approximately $286,000 for the year ended December 31, 2013, compared with a net credit of $16,000 recorded during the prior year as we negotiated with a research partner to reduce by $97,000 amounts previously invoiced to us, but not yet paid. Spending on development related to ClearPoint system software enhancements increased by approximately $150,000 during the year ended December 31, 2013 compared to the prior year. In addition, share-based compensation expense for the year ended December 31, 2013 increased by $133,000 compared to the prior year. This increase in share-based compensation was primarily a result of certain options we granted in 2013 that were vested immediately upon grant. These increases were partially offset by a decrease of $121,000 related to our Key Personnel Incentive Program.

Reversal of R&D Obligation. During the year ended December 31, 2012, we recorded a credit to expense of $883,000. This credit was recorded to reverse expenses previously accrued as research and development costs under our Key Personnel Incentive Program. The reversal occurred as a result of the program participants’ voluntary and irrevocable relinquishment, in June 2012, of their rights to receive any incentive bonus payments related to performance of services under the program, and our corresponding discharge from our obligations to make any and all such service-based payments. Of the amount reversed, $121,000 of the expense had been recorded during the three months ended March 31, 2012, and the remaining amounts had been accrued as research and development costs in 2010 and 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.1 million for the year ended December 31, 2013, compared with $6.0 million for the prior year, an increase of $1.1 million, or 17%. The increase was mostly related to higher sales and marketing expenses, which increased by approximately $1.4 million, and an increase in professional services of $256,000. These increases were partially offset by a decrease of $705,000 related to lower share-based compensation expense. The lower share-based compensation expense was primarily the result of fewer common stock warrants issued in the year ended December 31, 2013 compared to the prior year. During the year ended December 31, 2012, we issued common stock warrants to two non-employee directors, two research contributors, a service provider and a long-time financial adviser. In comparison, during the year ended December 31, 2013, we issued common stock warrants to only a single service provider.

Other Expense. We recorded a gain $1.7 million and a loss $171,000 during the years ended December 31, 2013 and 2012, respectively. Both the gain and the loss resulted from changes in the fair value of the derivative liability associated with the warrants we issued in equity private placement transactions.

During the year ended December 31, 2013 we recorded a loss of $1.4 million related to the March 2013 Brainlab loan modification, which included a $1.9 million increase to the principal balance of the note, a decrease in the interest rate from 10% to 5.5%, and the elimination of the note’s equity conversion feature. The $1.4 million loss we recorded represented the difference between the carrying amount of the note plus the related accrued interest immediately prior to the loan modification and the fair value of the note immediately following the loan modification.

Net other income was $533,000 for the year ended December 31, 2013, compared with $4,000 for the prior year. Net other income for the year ended December 31, 2013 was primarily related to negotiated reductions in amounts payable to service providers.

Net interest expense for the year ended December 31, 2013 was $475,000, compared with $2.6 million for the prior year. Approximately $2.0 million of the interest expense during the year ended December 31, 2012 related to the write-off of debt discounts and deferred financing costs associated with convertible notes that converted into shares of our common stock upon the effectiveness of our Form 10 registration statement in February 2012. The decrease in net interest expense was also attributable to a February 2012 loan modification pursuant to which the interest rate on our related party notes payable to Boston Scientific was reduced from 10% to 0%.

Liquidity and Capital Resources

For the years ended December 31, 2013 and 2012, we incurred net losses of $7.1 million and $5.9 million, respectively, and the cumulative net loss since our inception through December 31, 2013 was $72.8 million. We expect such losses to continue through at least the year ending December 31, 2014 as we continue to commercialize our ClearPoint system and pursue research and development activities related to our ClearTrace system. Net cash used in operations was $7.8 million and $7.4 million for the years ended December 31, 2013 and 2012, respectively. Since inception, we have financed our activities principally from the sale of equity securities, license arrangements, and the issuance of convertible notes and other secured notes.

Our primary financing activities during the years ended December 31, 2013 and 2012 were:

•	our January 2013 equity private placement, which resulted in net proceeds of $9.8 million;

•	our July 2012 equity private placement, which resulted in net proceeds of $5.5 million; and

•	the unit offering we completed in February 2012, which resulted in net proceeds of $4.9 million, $3.4 million of which we received in 2012 and $1.5 million of which we received in 2011.

In March 2014, we conducted a private offering in which we sold securities, consisting of non-convertible notes payable and common stock warrants, for net proceeds of approximately $3.4 million. In addition, in March 2014 we completed a transaction with Boston Scientific that resulted in the cancellation of $4.3 million in related party convertible notes payable which were scheduled to mature in 2014. While we expect to continue to use cash in operations, we believe our cash and cash equivalents at December 31, 2013 of $3.5 million, combined with the net proceeds from the March 2014 private offering and cash expected to be generated from product sales, will be sufficient to meet our anticipated cash requirements through at least March 2015.

During 2014, we expect to increase revenues from sales of ClearPoint system products as a result of the additions we made in 2013 to our sales and clinical support team. If necessary, certain planned expenditures, including expenditures related to research and development projects, sponsored research, public and investor relations efforts, planned hires, and patent filings, could be deferred or forgone if we believe it is necessary to do so in order to fund our operations. In addition, if necessary, we could implement restrictions on non-essential travel, put in place a salary deferral program for certain employees, reduce utilization of outside professional service providers and implement a reduction in our workforce.

To the extent our available cash and cash equivalents are insufficient to satisfy our long-term operating requirements, we will need to seek additional sources of funds, from the sale of equity or debt securities or through a credit facility, or we will need to modify our current business plan. There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, if at all. The sale of additional equity or convertible debt securities would likely result in dilution to our current stockholders.

The table below summarizes the impact to our balance sheet and to shares outstanding as a result of the conversions to common stock that occurred upon the effectiveness of our Form 10 registration statement on February 27, 2012:

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

* See Note 8 to our December 31, 2013 audited financial statements.

Cash Flows

Cash activity for the years ended December 31, 2013 and 2012 is summarized as follows:

	Years Ended December 31,
($s in thousands)	2013	2012
Cash used in operating activities	$(7,778)	$(7,434)
Cash used in investing activities	(174)	(127)
Cash provided by financing activities	9,848	9,036
Net increase in cash and cash equivalents	$1,896	$1,475

Net Cash Flows from Operating Activities. We used $7.8 million and $7.4 million of cash for operating activities during the years ended December 31, 2013 and 2012, respectively. Net cash used in operating activities during the year ended December 31, 2013 primarily reflected our $7.5 million operating loss, reduced by $1.5 million for share-based compensation and $457,000 for depreciation and amortization, but increased by the $656,000 change from the prior year end deferred revenue balance, the $695,000 reduction in accounts payable and accrued expenses, the $340,000 increase in inventory and the $325,000 increase in accounts receivable. The reductions in accounts payable and accrued expenses occurred as we paid down certain previously existing outstanding balances. Net cash used in operating activities in the year ended December 31, 2012 primarily reflected our $3.1 million loss from operations, reduced by $2.0 million for share-based compensation and $417,000 for depreciation and amortization, but increased by the $3.2 million change from the prior year end deferred revenue balance, the $2.7 million reduction in accounts payable and accrued expenses, and the $270,000 increase in inventory. All of the changes noted for both years exclude the impact of non-cash changes.

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the years ended December 31, 2013 and 2012 were $174,000 and $127,000, respectively.

Net Cash Flows from Financing Activities. Net cash provided by financing activities for the year ended December 31, 2013 related to the $9.8 million of net proceeds generated from our January 2013 private placement. Net cash provided by financing activities for the year ended December 31, 2012 related to $3.4 million in net proceeds from the unit offering we concluded in February 2012 and the $5.5 million of net proceeds from our July 2012 private placement.

Off-balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to successfully commercialize our products and complete the development of our product candidates. Our future capital requirements will depend on many factors, including, but not limited to, the following:

•	the timing of broader market acceptance and adoption of our ClearPoint system products;

•	the scope, rate of progress and cost of our ongoing product development activities relating to our ClearPoint system;

•	the scope, rate of progress and cost of our research and development activities relating to our ClearTrace system;

•	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;

•	the cost and timing of establishing inventories at levels sufficient to support our sales;

•	the effect of competing technological and market developments;

•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

•	the cost and timing of any clinical trials;

•	the cost and timing of regulatory filings, clearances and approvals; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of Independent Registered Public Accounting Firm and Financial Statements are set forth on pages F-1 to F-28 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

As of the year ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-28, and are included as part of this Annual Report on Form 10-K:

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-54575	3.1	May 11, 2012

3.2	Amended and Restated Bylaws	10-Q	000-54575	3.2	May 11, 2012

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate	10	000-54575	4.2	February 9, 2012

4.3	Amended and Restated Subordinated Secured Note Due 2016 issued to Brainlab AG	8-K	000-54575	4.1	March 7, 2013

4.4	Form of Junior Secured Promissory Note Due 2020, as amended by that certain Omnibus Amendment dated as of April 5, 2011, as further amended by that certain Second Omnibus Amendment dated as of October 14, 2011	10	000-54575	4.4	December 28, 2011

4.5	Form of Warrant issued to purchasers in the July 2012 private placement to purchase shares of common stock of MRI Interventions, Inc.	8-K	000-54575	4.1	July 6, 2012

4.6	Form of Warrant issued to purchasers in the January 2013 private placement to purchase shares of common stock of MRI Interventions, Inc.	8-K	000-54575	4.1	January 22, 2013

10.1	Loan Agreement dated as of October 16, 2009 by and between SurgiVision, Inc. and Boston Scientific Corporation	10	000-54575	10.24	December 28, 2011

10.2†	Patent Security Agreement dated as of October 16, 2009 by and between SurgiVision, Inc. and Boston Scientific Corporation	10	000-54575	10.25	December 28, 2011

10.3†	Amendment No. 1 to Loan Agreement Secured Convertible Promissory Notes and Patent Security Agreement effective February 2, 2012, between MRI Interventions, Inc. and Boston Scientific Corporation	10	000-54575	10.37	March 15, 2012

10.4†	Master Security Agreement dated April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG	10	000-54575	10.18	December 28, 2011

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.5	Junior Security Agreement by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of November 5, 2010, as amended by that certain First Amendment dated April 5, 2011, and as further amended by that certain Second Amendment dated October 14, 2011	10	000-54575	10.6	December 28, 2011

10.6†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 20, 1998, as amended by that certain Amendment to License Agreement dated as of January 15, 2000, and as further amended by that certain Addendum to License Agreement entered into on or around December 7, 2004	10	000-54575	10.9	December 28, 2011

10.7†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around December 7, 2006	10	000-54575	10.10	December 28, 2011

10.8†	Technology License Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.11	March 15, 2012

10.9†	System and Lead Development and Transfer Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Amendment No. 1 dated May 31, 2006, as further amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.12	March 15, 2012

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.10†	Omnibus Amendment No. 3 to Technology License Agreement and System and Lead Development and Transfer Agreement effective February 2, 2012, between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10	000-54575	10.38	March 15, 2012

10.11†	Technology License Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.13	December 28, 2011

10.12†	Development Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.14	December 28, 2011

10.13†	Cooperation and Development Agreement, dated as of May 4, 2009, by and between SurgiVision, Inc. and Siemens Aktiengesellschaft, Healthcare Sector	10	000-54575	10.15	March 15, 2012

10.14†	Co-Development and Distribution Agreement dated as of April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG, as amended by that certain First Amendment dated as of July 18, 2011	10	000-54575	10.17	March 15, 2012

10.15	Second Amendment to Co-Development and Distribution Agreement, dated March 6, 2013, between MRI Interventions, Inc. and Brainlab AG	8-K	000-54575	10.1	March 7, 2013

10.16†	Master Services and Licensing Agreement dated as of July 20, 2007 by and between SurgiVision, Inc. and Cedara Software Corp., as amended by that certain First Amendment dated January 18, 2011	10	000-54575	10.20	March 15, 2012

10.17†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	8-K	000-54575	10.1	June 26, 2012

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.18†	Third Amendment to the Master Services and Licensing Agreement, dated as of July 28, 2013, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	10-Q	000-54575	10.56	August 14, 2013

10.19	Lease Agreement, dated as of April 21, 2008, by and between Shaw Investment Company, LLC and Surgi-Vision, Inc., as amended by that certain Amendment to Lease dated January 20, 2011, as further amended by that certain Amendment to Lease dated March 26, 2012	10-Q	000-54575	10.27	May 11, 2012

10.20	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the purchasers named therein	8-K	000-54575	10.1	July 6, 2012

10.21	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the purchasers named therein	8-K	000-54575	10.2	July 6, 2012

10.22	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto	8-K	000-54575	10.1	January 22, 2013

10.23	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto	8-K	000-54575	10.2	January 22, 2013

10.24+	1998 Stock Option Plan	10	000-54575	10.1	December 28, 2011

10.25+	2007 Stock Incentive Plan	10	000-54575	10.2	December 28, 2011

10.26+*	2007 Stock Incentive Plan Form of Incentive Stock Option Agreement

10.27+*	2007 Stock Incentive Plan Form of Non-Qualified Stock Option Agreement

10.28+	2010 Incentive Compensation Plan	10	000-54575	10.4	December 28, 2011

10.29+	2010 Non-Qualified Stock Option Plan	10	000-54575	10.5	December 28, 2011

10.30+*	2010 Non-Qualified Stock Option Plan Form of Non-Qualified Stock Option Agreement

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.31+*	2010 Non-Qualified Stock Option Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors

10.32+	MRI Interventions, Inc. 2012 Incentive Compensation Plan	10	000-54575	10.34	February 9, 2012

10.33+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Incentive Stock Option Agreement	10	000-54575	10.35	February 9, 2012

10.34+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	10	000-54575	10.36	February 9, 2012

10.35+*	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors

10.36+	MRI Interventions, Inc. 2013 Incentive Compensation Plan	Schedule 14A	000-54575	A	May 1, 2013

10.37+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Incentive Stock Option Agreement	10-Q	000-54575	10.53	August 14, 2013

10.38+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	10-Q	000-54575	10.54	August 14, 2013

10.39+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	10-Q	000-54575	10.55	August 14, 2013

10.40+	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan	8-K	000-54575	10.1	December 6, 2013

10.41+*	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan Form of Non-Qualified Stock Option Agreement

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.42+	MRI Interventions, Inc. Non-Employee Director Compensation Plan	8-K	000-54575	10.2	June 14, 2013

10.43+	Form of Indemnification Agreement	10	000-54575	10.8	December 28, 2011

10.44+	Employment Agreement, dated as of June 19, 2012, by and between Kimble L. Jenkins and MRI Interventions, Inc.	8-K	000-54575	10.1	June 21, 2012

10.45+	Employment Agreement, dated as of June 19, 2012, by and between Peter G. Piferi and MRI Interventions, Inc.	8-K	000-54575	10.2	June 21, 2012

10.46+	Employment Agreement, dated as of June 19, 2012, by and between David W. Carlson and MRI Interventions, Inc.	8-K	000-54575	10.3	June 21, 2012

10.47+	Employment Agreement, dated as of June 19, 2012, by and between Oscar L. Thomas and MRI Interventions, Inc.	8-K	000-54575	10.4	June 21, 2012

10.48+	Employment Agreement, dated as of November 10, 2012, by and between Robert C. Korn and MRI Interventions, Inc.	S-1	333-186573	10.47	February 11, 2013

10.49+	Second Amended and Restated Key Personnel Incentive Program	10-Q	000-54575	10.3	August 14, 2013

10.50+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.31	August 14, 2013

10.51+	Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.32	August 14, 2013

10.52+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Parag V. Karmarkar	10-Q	000-54575	10.33	August 14, 2013

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.53+	SurgiVision, Inc. Cardiac EP Business Participation Plan	10	000-54575	10.29	December 28, 2011

10.54+	Cardiac EP Business Participation Plan Award Agreement, dated June 3, 2010, by and between SurgiVision, Inc. and Nassir F. Marrouche	10	000-54575	10.30	December 28, 2011

10.55+	Non-Qualified Stock Option Agreement, effective as of November 10, 2012, granted by MRI Interventions, Inc. to Robert C. Korn	S-8	333-191908	99.3	October 25, 2013

10.56+*	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Parag Karmarkar

10.57+*	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Paul A. Bottomley

10.58+	Separation Agreement, dated as of May 8, 2012, by and between John Keane and MRI Interventions, Inc.	8-K	000-54575	10.1	May 14, 2012

21*	Subsidiaries of MRI Interventions, Inc.

23.1*	Consent of Cherry Bekaert LLP

24.1*	Power of Attorney (included on the signature pages hereto)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

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

**

Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

†

Confidential treatment granted under Rule 24b-2 under the Exchange Act. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the SEC pursuant to the request for confidential treatment.

+	Indicates management contract or compensatory plan.

++

This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRI INTERVENTIONS, INC.

Date: March 28, 2014	/s/ Kimble L. Jenkins
Kimble L. Jenkins
Chief Executive Officer, President and
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

Signature	Title	Date

/s/ Kimble L. Jenkins	Chief Executive Officer, President and Chairman of	March 28, 2014
Kimble L. Jenkins	the Board of Directors (Principal Executive Officer)

/s/ David W. Carlson	Chief Financial Officer (Principal Financial Officer	March 28, 2014
David W. Carlson	and Principal Accounting Officer)

/s/ Charles E. Koob	Director	March 28, 2014
Charles E. Koob

/s/ Michael A. Pietrangelo	Director	March 28, 2014
Michael A. Pietrangelo

/s/ Philip A. Pizzo, MD.	Director	March 28, 2014
Philip A. Pizzo, M.D.

/s/ Andrew K. Rooke	Director	March 28, 2014
Andrew K. Rooke

/s/ Michael J. Ryan	Director	March 28, 2014
Michael J. Ryan

/s/ Maria Sainz	Director	March 28, 2014
Maria Sainz

/s/ John N. Spencer, Jr.	Director	March 28, 2014
John N. Spencer, Jr.

MRI INTERVENTIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MRI Interventions, Inc.

We have audited the accompanying balance sheets of MRI Interventions, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of MRI Interventions, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company recognized a net losses of approximately $7.1 million, and $5.9 million during 2013 and 2012, respectively. At December 31, 2013 the Company had incurred cumulative net losses of approximately $72.7 million. Management’s plans in regard to this matter are described in Note 1.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 28, 2014

MRI INTERVENTIONS, INC.

Balance Sheets

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$3,516,244	$1,620,005
Accounts receivable	770,352	445,432
Inventory	1,477,161	899,702
Prepaid expenses and other current assets	174,870	110,873
Total current assets	5,938,627	3,076,012
Property and equipment, net	903,160	1,287,115
Software license inventory	927,500	1,137,500
Other assets	103,783	51,119
Total assets	$7,873,070	$5,551,746
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,376,627	$1,961,195
Accrued compensation	210,359	278,124
Other accrued liabilities	310,317	1,177,142
Derivative liabilites	3,747,858	2,129,091
Related party deferred revenues	-	650,000
Deferred product and service revenues	106,859	112,725
Related party convertible notes payable	4,338,601	-
Total current liabilities	10,090,621	6,308,277

Other accrued liabilities	531,830	574,722
Related party convertible notes payable	-	4,338,601
Note payable, net of unamortized discount of $437,261 and $0 at December 31, 2013 and 2012, respectively	3,852,183	2,000,000
Junior secured notes payable, net of unamortized discount of $2,767,595 and $2,804,451 at December 31, 2013 and 2012, respectively	232,405	195,549
Total liabilities	14,707,039	13,417,149
Commitments and contingencies (Notes 5, 8, 10, 11 and 12)
Stockholders' deficit:
Common stock, $0.01 par value; 100,000,000 shares authorized; 58,536,972 shares issued and outstanding at December 31, 2013; and 48,418,830 and 48,093,000 issued and outstanding, respectively, at December 31, 2012	585,369	484,187
Additional paid-in capital	65,333,264	58,995,972
Treasury stock, at cost, 325,830 common shares at December 31, 2012	-	(1,679,234)
Accumulated deficit	(72,752,602)	(65,666,328)
Total stockholders' deficit	(6,833,969)	(7,865,403)
Total liabilities and stockholders' deficit	$7,873,070	$5,551,746

 See notes to financial statements.

MRI INTERVENTIONS, INC.

Statements of Operations

	Years Ended December 31,
	2013	2012

Revenues:
Product revenues	$2,914,774	$1,170,679
Development service revenues	283,764	541,182
Other service revenues	82,037	-
Related party license revenues	650,000	3,346,374
Total revenues	3,930,575	5,058,235
Costs and operating expenses:
Cost of product revenues	1,421,148	555,703
Research and development:
Research and development costs	2,922,912	2,484,503
Reversal of research and development obligation	-	(882,537)
Selling, general, and administrative	7,061,286	6,029,844
Total costs and operating expenses	11,405,346	8,187,513
Operating loss	(7,474,771)	(3,129,278)
Other income (expense):
Gain (loss) on change in fair value of deriviative liabilities	1,686,478	(171,371)
Gain on forgiveness of amounts in accounts payable	477,263	-
Loss on note payable modification	(1,356,177)	-
Other income, net	56,228	3,586
Interest income	24,544	14,152
Interest expense	(499,839)	(2,594,807)
Net loss	$(7,086,274)	$(5,877,718)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.12)	$(0.15)
Weighted average shares outstanding:
Basic and diluted	57,261,713	40,374,048

See notes to financial statements.

MRI INTERVENTIONS, INC.

Statements of Stockholders’ Deficit

Years Ended December 31, 2012 and  2013

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balances, January 1, 2012	7,965,000	$7,965,000	16,084,990	$164,108	$31,495,593	$(1,679,234)	$(59,788,610)	$(21,843,143)
Employee share-based compensation	-	-	-	-	1,168,034	-	-	1,168,034
Beneficial conversion feature of convertible notes payable	-	-	-	-	383,204	-	-	383,204
Warrants issued with convertible notes payable	-	-	-	-	383,204	-	-	383,204
Warrants issued to placement agents and subagents	-	-	-	-	237,299	-	-	237,299
Conversion of convertible notes and accrued interest into common stock	-	-	16,397,727	163,977	11,216,232	-	-	11,380,209
Conversion of Series A preferred stock into common stock	(7,965,000)	(7,965,000)	7,965,000	79,650	7,885,350	-	-	-
Non-employee share based compensation	-	-	-	-	863,257	-	-	863,257
Common stock issued in exchange for settlement of software license obligations	-	-	1,500,000	15,000	1,647,500	-	-	1,662,500
Issuance of common stock in payment of director fees	-	-	51,928	519	124,106	-	-	124,625
July 2012 unit offering	-	-	5,454,523	54,545	3,504,230	-	-	3,558,775
Exercise of options and warrants	-	-	638,832	6,388	87,963	-	-	94,351
Net loss for the year	-	-	-	-	-	-	(5,877,718)	(5,877,718)
Balances, December 31, 2012	-	-	48,093,000	484,187	58,995,972	(1,679,234)	(65,666,328)	(7,865,403)
January 2013 Private Placement	-	-	9,201,684	92,017	6,407,533	-	-	6,499,550
Share-based compensation	-	-	-	-	1,458,271	-	-	1,458,271
Warrant exercises	-	-	1,127,829	11,278	8,347	-	-	19,625
Issuance of common stock in payment of director fees	-	-	114,459	1,145	139,117	-	-	140,262
Retirement of treasury stock	-	-	-	(3,258)	(1,675,976)	1,679,234	-	-
Net loss for the year	-	-	-	-	-	-	(7,086,274)	(7,086,274)
Balances, December 31, 2013	-	$-	58,536,972	$585,369	$65,333,264	$-	$(72,752,602)	$(6,833,969)

See notes to financial statements.

MRI INTERVENTIONS, INC.

Statements of Cash Flows

	Years Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(7,086,274)	$(5,877,718)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and license amortization	426,183	416,970
Share-based compensation	1,458,271	2,031,291
Expenses paid through the issuance of common stock	140,262	124,625
(Gain) loss on change in fair value of derivative liabilities	(1,686,478)	171,371
Gain on negotiated reductions in accounts payable and other accrued expenses	(477,263)	-
Loss on loan modification	1,356,177	-
Amortization and write-off of debt issuance costs and original issue discounts	143,418	2,061,078
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(324,920)	(43,852)
Inventory	(309,551)	(270,686)
Cost of deferred product revenue	-	(47,639)
Prepaid expenses and other current assets	(63,997)	(43,461)
Other assets	(2,550)	16,581
Accounts payable and accrued expenses	(695,343)	(2,738,727)
Deferred revenue	(655,866)	(3,233,649)
Net cash flows from operating activities	(7,777,931)	(7,433,816)
Cash flows from investing activities:
Purchases of property and equipment	(74,469)	(127,453)
Acquisition of license	(100,000)	-
Net cash flows from investing activities	(174,469)	(127,453)
Cash flows from financing activities:
Net proceeds from issuance of convertible notes payable	-	3,424,950
Net proceeds from equity private placement	9,829,014	5,516,495
Proceeds from warrant exercises	19,625	94,351
Net cash flows from financing activities	9,848,639	9,035,796
Net change in cash and cash equivalents	1,896,239	1,474,527
Cash and cash equivalents, beginning of period	1,620,005	145,478
Cash and cash equivalents, end of period	$3,516,244	$1,620,005

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$11,168	$33,200

See notes to financial statements.

MRI INTERVENTIONS, INC.

Statements of Cash Flows

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●	In February 2012, the terms of related party notes payable were modified (see Note 6) and accrued interest of $838,601 was added to the principal balances of the original notes.

●

Upon the effectiveness of the Company’s Form 10 registration statement in February 2012, the principal balance of convertible notes payable totaling $10,811,500 and the related accrued interest of $974,311 were converted into shares of the Company’s common stock (see Note 8). In addition, unamortized debt discounts totaling $405,602 at the conversion date related to the relative fair value of warrants issued in connection with the issuance of the convertible notes (originally accounted for as equity) were offset against additional paid-in capital.

●

In February 2012, warrants with a fair value of $237,299 (recorded as deferred financing costs and additional paid-in capital) were issued to the placement agent and its sub-placement agents in connection with the Company’s sale of units consisting of secured convertible notes and common stock warrants (see Note 8).

●

In January and February 2012, both the $383,204 relative fair value of warrants and the $383,204 intrinsic value of the beneficial conversion feature associated with notes issued by the Company in an offering of units (see Note 8) were recorded as additional paid-in capital and a discount to the convertible notes payable.

●

In June 2012, the Company issued 1,500,000 shares of its common stock in exchange for settlement of accounts payable of $612,500 and the purchase of software licenses in the amount of $1,050,000 (see Note 10).

●	At December 31, 2012, deferred financing costs in the amount of $24,219, were included in accrued expenses.

●

ClearPoint reusable components were transferred from inventory to loaned systems, which is a component of property and equipment, during the year ended December 31, 2012 with a cost of $339,802. During the year ended December 31, 2013, a net amount of ClearPoint reusable components with a cost of $143,372 and accumulated depreciation of $115,952 were transferred from loaned systems to inventory at the net carrying cost.

●	In March 2013, in connection with a loan modification, accrued interest in the amount of $389,444 was rolled into the principal balance of a note payable.

 See notes to financial statements.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

1.     Description of the Business and Liquidity

MRI Interventions, Inc. (the “Company”) is a medical device company focused on the development and commercialization of technology that enables physicians to see inside the brain and heart using direct, intra-procedural magnetic resonance imaging, or MRI, guidance while performing minimally invasive surgical procedures. The Company was incorporated in the State of Delaware on March 12, 1998. The Company’s principal executive office is located in Memphis, Tennessee, and the Company’s principal operations are located in Irvine, California. The Company established MRI Interventions (Canada) Inc., a wholly-owned subsidiary incorporated in Canada, in August 2013. This subsidiary was established primarily for the purpose of performing software development, and there was minimal activity in this new subsidiary during 2013.

The Company’s ClearPoint system, an integrated system comprised of reusable components and disposable products, is designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. The Company received 510(k) clearance from the Food and Drug Administration (“FDA”) in 2010 to market the ClearPoint system in the United States for general neurological interventional procedures. The Company’s ClearTrace system is a product candidate under development that is designed to allow catheter-based minimally invasive procedures in the heart to be performed in an MRI suite. The Company has also entered into exclusive licensing and development agreements (see Note 5 and 12) with affiliates of Boston Scientific Corporation (“Boston Scientific”), pursuant to which Boston Scientific may incorporate certain of the Company’s MRI-safety technologies into Boston Scientific’s implantable leads for cardiac and neurological applications.

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

Liquidity and Management’s Plans

For the years ended December 31, 2013 and 2012, the Company incurred net losses of $7,086,274 and $5,877,718, respectively, and the cumulative net loss since the Company’s inception through December 31, 2013 was $72,752,602. The Company expects such losses to continue through at least the year ending December 31, 2014 as the Company continues to commercialize its ClearPoint system and pursue research and development activities. Net cash used in operations was $7,777,931 and $7,433,816 for the years ended December 31, 2013 and 2012, respectively. Since inception, the Company has financed its activities principally from the sale of equity securities, the issuance of convertible notes and license arrangements.

The Company’s primary financing activities during the years ended December 31, 2013 and 2012 were:

●	a January 2013 equity private placement, which resulted in net proceeds of $9,829,014;

●	a July 2012 equity private placement, which resulted in net proceeds of $5,516,495; and

●	a unit offering the Company completed in February 2012, which resulted in net proceeds of $4,946,560, $3,424,950 of which were received in 2012 and $1,521,610 of which were received in 2011.

In March 2014, the Company conducted a private offering (see Note 12) in which it sold securities, consisting of non-convertible notes payable and common stock warrants, for net proceeds of approximately $3,400,000. In addition, in March 2014 the Company completed a transaction with Boston Scientific that resulted in the cancellation of $4,338,601 in related party convertible notes payable which were scheduled to mature in 2014 (see Note 12). While the Company expects to continue to use cash in operations, the Company believes its cash and cash equivalents at December 31, 2013 of $3,516,244, combined with the net proceeds from the March 2014 private offering and cash expected to be generated from product sales, will be sufficient to meet its anticipated cash requirements through at least March 2015.

During 2014, the Company expects to increase revenues from sales of ClearPoint system products as a result of the additions the Company made in 2013 to its sales and clinical support team. If necessary, certain planned expenditures, including expenditures related to research and development projects, sponsored research, public and investor relations efforts, planned hires, and patent filings, could be deferred or forgone if the Company believes it is necessary to do so in order to fund operations. In addition, if necessary, the Company could implement restrictions on non-essential travel, put in place a salary deferral program for certain employees, reduce utilization of outside professional service providers and implement a reduction in the Company's workforce.

To the extent the Company’s available cash and cash equivalents are insufficient to satisfy its long-term operating requirements, the Company will need to seek additional sources of funds, from the sale of equity or debt securities or through a credit facility, or the Company will need to modify its current business plan. There can be no assurances that the Company will be able to obtain additional financing on commercially reasonable terms, if at all. The sale of additional equity or convertible debt securities would likely result in dilution to the Company’s current stockholders.

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

Derivative Liability for Warrants to Purchase Common Stock

The derivative liability for warrants represents the fair value of warrants issued in connection with private placements of shares of the Company’s common stock (see Note 8). These warrants are presented as liabilities based on certain exercise price reset and net cash settlement provisions. The liability, which is recorded at fair value on the accompanying balance sheets, is calculated utilizing the Monte Carlo simulation valuation method. The change in fair value of these warrants is recognized as other income or expense in the statements of operations.

Other Derivative Financial Instruments

The Company adjusts its derivative financial instruments to fair value at each balance sheet date (see Note 6). Changes in the fair values of derivatives are recorded each period as gains or losses in the statements of operations unless the derivatives qualify for hedge accounting. At December 31, 2013 and 2012, the Company did not have any derivative instruments that were designated as hedges.

Fair Value Measurements

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

The table below reflects the carrying values and the estimated fair values of the Company’s outstanding notes payable at December 31, 2013:

	Carrying Values	Estimated Fair Value
Related party Boston Scientific convertible notes payable	$4,338,601	$4,000,842
Note payable	3,852,183	3,852,183
Junior secured notes payable	232,405	2,095,610

The difference between the carrying value of the related party Boston Scientific convertible notes payable, which is equal to the face value due to troubled debt restructuring accounting (see Note 6), and the estimated fair value is attributable to the fact that no interest is charged per the terms of the convertible notes payable, which is below market. The difference between the carrying value and the fair value of the junior secured notes payable relates to an unamortized debt discount (see Note 7).

MRI INTERVENTIONS, INC.

Notes to Financial Statements

The Company measures and records certain financial assets and liabilities at fair value on a recurring basis. GAAP provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (“Level 1”), the next priority is given to quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability (“Level 2”) and the lowest priority to unobservable inputs (“Level 3”). The table below reflects the level of the inputs used in the Company’s fair value calculation for instruments carried at fair value:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At December 31, 2013:
Derivative liability - warrants	$-	$-	$3,747,858	$3,747,858
Derivative liability - conversion option	-	-	-	-

At December 31, 2012:
Derivative liability - warrants	$-	$-	$2,128,302	$2,128,302
Derivative liability - conversion option	-	-	789	789

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets (finite-lived intangible assets and property and equipment). Whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable, the expected undiscounted future cash flows are compared to the net book value of the related assets. If the net book value of the related assets exceeds the undiscounted expected future cash flows of the assets, the carrying amount would be reduced to the present value of the expected future cash flows and an impairment loss would be recognized. The Company has not recorded any impairment losses for the years ended December 31, 2013 or 2012.

Revenue Recognition

The Company’s revenues arise from: (1) product revenues resulting from the sale of ClearPoint system reusable components and the sale of ClearPoint system disposable products; (2) license and development arrangements; (3) development service revenues; and (4) other service revenues. The Company recognizes revenue when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is probable and risk of loss has transferred to the customer for product revenues. For all sales, the Company requires either a purchase agreement or a purchase order as evidence of an arrangement.

(1) Product Revenues— Sales of ClearPoint system reusable components: Generally, revenues related to ClearPoint system sales are recognized upon installation of the system and the completion of training of at least one of the customer’s physicians, which typically occurs concurrently with the ClearPoint system installation. ClearPoint system reusable components include software which is integral to the utility of the ClearPoint system as a whole. Sales of reusable components that have stand-alone value to the customer are recognized when risk of loss passes to the customer. Sales of reusable components to a distributor that has been trained to perform ClearPoint system installations are recognized at the time risk of loss passes to the distributor.

Sales of ClearPoint disposable products: Revenues from the sale of ClearPoint disposable products utilized in procedures performed using the ClearPoint system are recognized at the time risk of loss passes to the customer, which is generally at shipping point or upon delivery to the customer’s location, depending upon the specific terms agreed upon with the customer.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

(2) License and development arrangements— The Company analyzes revenue recognition on an agreement by agreement basis. The Company determines whether the deliverables under the arrangement represent separate units of accounting as defined by GAAP. Application of GAAP regarding multiple-element arrangements requires management to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship. The Company defers recognition of non-refundable upfront license fees if there are continuing performance obligations without which the technology, know-how, rights, products or services conveyed in conjunction with the non-refundable fees have no utility to the licensee that could be considered separate and independent of the Company’s performance under other elements of the arrangement. Amounts received related to substantive, performance-based milestones in research and development arrangements will be recognized upon receipt. Future product royalty income under such arrangements will be recognized as the related products are sold and amounts are payable to the Company.

(3) Development Service Revenues— The Company is party to an agreement to provide development services to a third party. Under this agreement, the Company earns revenue equal to costs incurred for outside expenses related to the development services provided, plus actual direct internal labor costs (including the cost of employee benefits), plus an overhead markup of the direct internal labor costs incurred. Revenue is recognized in the period in which the Company incurs the related costs. During the years ended December 31, 2013 and 2012, the Company recorded development service revenues of approximately $284,000 and $531,000, respectively, related to this agreement. From time to time, the Company may also perform development services for other third parties evidenced by either a development agreement or a purchase order. During 2012, the Company recorded revenues totaling $10,000 for such services.

(4) Other Service Revenues— Other service revenues are comprised primarily of installation fees charged in connection with ClearPoint system installations and service agreement revenues. Typically, the Company will bill upfront for service agreements that have terms ranging from one to three years. These amounts are recognized as revenues ratably over the term of the related service agreement.

Research and Development Costs

Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salary and employee benefit related costs for research and development personnel, costs for materials used in research and development activities, sponsored research and costs for outside services. Since most of the expenses associated with the Company’s development service revenues relate to existing internal resources, these amounts are included in research and development costs.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis. Such assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized. . The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

Net Loss Per Share

Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without giving consideration to common stock equivalents. Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share does not include the weighted average number of common stock equivalents outstanding for the period because to do so would be anti-dilutive. Accordingly, for all periods presented, diluted net loss per share is the same as basic net loss per share. The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because of the anti-dilutive result:

	As of December 31,
	2013	2012

Stock options	7,430,225	6,432,127
Warrants	12,136,865	8,763,836
Shares under convertible note agreements	542,325	4,454,362
	20,109,415	19,650,325

Share-Based Compensation

The Company accounts for compensation for all arrangements under which employees and others receive shares of stock or other equity instruments (including options and warrants) based on fair value. The fair value of each award is estimated as of the grant date and amortized as compensation expense over the requisite vesting period. The fair values of the Company’s share-based awards are estimated on the grant dates using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated award terms and risk-free interest rates for the expected terms. To estimate the expected terms, the Company utilizes the “simplified” method for “plain vanilla” options discussed in the SEC’s Staff Accounting Bulletin 107 (“SAB 107”). The Company believes that all factors listed within SAB 107 as pre-requisites for utilizing the simplified method apply to the Company and the Company’s share-based compensation arrangements. The Company intends to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available. The Company based its estimate of expected volatility on the average of historical volatilities of publicly traded companies it deemed similar to the Company because the Company lacks its own relevant historical volatility data. The Company will consistently apply this methodology until a sufficient amount of historical information regarding the volatility of the Company’s own share prices becomes available. The Company utilizes risk-free interest rates based on zero-coupon U.S. treasury instruments, the terms of which are consistent with the expected terms of the stock awards. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

Fair Value Determination of Share-Based Transactions

Since May 21, 2012, the Company’s common stock has been traded in the over-the-counter market and has been quoted on OTC Markets and the OTC Bulletin Board under the symbol MRIC. Since the Company’s common stock has been publicly traded, the closing stock price has been used as a key input in determining the fair value for share-based transactions.Prior to the time the Company’s stock became publicly traded, the fair value of the Company’s common stock, as well as the common stock underlying options and warrants, granted as compensation, or issued in connection with the settlement of liabilities (“share-based transactions”), were estimated by management, with input from a third-party valuation specialist from time to time.

Determining the fair value of shares of privately held companies requires making complex and subjective judgments. Prior to the time the Company’s common stock was publicly traded, the Company used the income approach, the market approach, and the probability weighted expected return method to estimate the enterprise values for the dates on which these transactions occurred. The assumptions used in each of the different valuation methods take into account certain discounts such as selecting the appropriate discount rate and control and lack of marketability discounts. The discount rates used in these valuations ranged from 22% to 35%. The discounts for lack of marketability ranged from 15% to 35% and the discounts for lack of control ranged from 20% to 30%. If different discount rates or lack of marketability and control discounts had been used, the valuations would have been different. The enterprise value under each valuation method was allocated to preferred and common shares taking into account the enterprise value available to all stockholders and allocating that value among the various classes of stock based on the rights, privileges, and preferences of the respective classes in order to provide an estimate of the fair value of a share of the Company’s common stock. There is inherent uncertainty in these estimates.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the United States insured by the Federal Deposit Insurance Corporation. At December 31, 2013 no amounts on deposit were in excess of insured limits.

Accounts receivable at December 31, 2013 and all product revenues recognized for the year ended December 31, 2013 relate to sales and services to a limited number of customers located in the United States (“U.S.”) and to one distributor outside of the U.S. Three customers in the U.S. represented 28.0%, 18.4%, and 15.0%, respectively, of the Company’s accounts receivable balance at December 31, 2013. No other customer represented more that 7.5% of total accounts receivable. For the year ended December 31, 2013, sales to one of these customers represented 19.6% of total product sales. No other single customer represented greater than 9% of sales. The Company may perform credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful, but the Company has not experienced any credit losses or recorded any allowances to date.

The Company is subject to risks common to emerging companies in the medical device industry including, but not limited to: new technological innovations; dependence on key personnel; dependence on key suppliers; changes in general economic conditions and interest rates; protection of proprietary technology; compliance with changing government regulations; uncertainty of widespread market acceptance of products; access to credit for capital purchases by customers; and product liability claims. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements which we believe will have a material impact on our financial statements. Likewise, we do not believe that any recently issued, but not yet effective, accounting standards will, if adopted, have a material impact on our financial statements.

3.     Inventory

Inventory consists of the following as of December 31:

	2013	2012
Work in process	$673,860	$494,290
Software license inventory	385,000	344,500
Finished goods	418,301	60,912
Inventory included in current assets	1,477,161	899,702
Software license inventory	927,500	1,137,500
	$2,404,661	$2,037,202

MRI INTERVENTIONS, INC.

Notes to Financial Statements

4.     Property and Equipment

Property and equipment consist of the following as of December 31:

	2013	2012
Equipment	$1,081,056	$1,044,969
Furniture and fixtures	106,054	105,376
Leasehold improvements	157,236	157,236
Computer equipment and software	134,285	114,786
Loaned systems	920,406	1,063,777
	2,399,037	2,486,144
Less accumulated depreciation and amortization	(1,495,877)	(1,199,029)
Total property and equipment, net	$903,160	$1,287,115

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2013 and 2012 was $400,516 and, $398,970, respectively. The Company may loan the reusable components of a ClearPoint system to a customer. Any such customer can then use the loaned ClearPoint system to perform procedures using ClearPoint disposable products which are generally purchased from the Company.

5.     Related Party License Agreements (see Note 12)

The Company has entered into various license and development agreements with affiliates of Boston Scientific. Because an affiliate of Boston Scientific is a stockholder of the Company and such affiliate of Boston Scientific has a representative that has been elected to serve on the Company’s board of directors, management has deemed all transactions with Boston Scientific and its affiliates to be of a related party nature.

BSC Neuro Agreement

The Company has definitive license and development agreements (collectively, as amended, the “BSC Neuro Agreement”) with Boston Scientific Neuromodulation Corporation (“BSC Neuro”). Under the BSC Neuro Agreement, the Company granted BSC Neuro an exclusive commercial license with respect to certain of the Company’s owned and licensed intellectual property, in the neuromodulation field, to make, use, import, lease and sell neuro-related leads, neuro-related lead extensions, and neuro-related lead-type devices, such as implantable pulse generators. The Company has determined that it did not and does not have clear and objective evidence of the fair values of each of the various elements of the agreement and, therefore, under GAAP, the deliverables under this agreement are being treated as one unit of accounting.

The BSC Neuro Agreement provides for milestone-based payments from BSC Neuro to the Company associated with successful development and regulatory approval of the implantable leads incorporating the licensed technology. The BSC Neuro Agreement also provides for the payment of royalties to the Company based on BSC Neuro’s net sales of licensed products.

The BSC Neuro Agreement requires the Company to meet certain net working capital targets, be current on its payroll obligations, and not suffer an event of default under any indebtedness for borrowed money, in each case while the Boston Scientific Notes remain outstanding (see Note 6). If the Company does not meet those requirements while the Boston Scientific Notes are outstanding, the BSC Neuro Agreement requires the Company to assign certain patents and patent applications to BSC Neuro. However, in the event of any such assignment, the BSC Neuro Agreement requires BSC Neuro to grant the Company an exclusive, royalty-free, perpetual worldwide license to the same patents and patent applications in all fields of use other than neuromodulation and implantable medical leads for cardiac applications.

The BSC Neuro Agreement required specified milestones in the development of an MRI-safe implantable lead to be achieved by December 31, 2012. The BSC Neuro Agreement provided that, if the milestones were not achieved by that date and such failure was not the result of BSC Neuro’s failure to reasonably cooperate with the Company in pursuing the milestones, the Company would be required to repay BSC Neuro certain amounts, including any development expenses and milestone payments previously made to the Company under the agreement and any patent prosecution costs incurred by BSC Neuro with respect to the intellectual property licensed under the agreement. In drafting the re-payment provision of the agreement, the parties contemplated that the Company would be the party primarily performing the lead development activities, with assistance to be provided by BSC Neuro. However, subsequent to the execution of the agreement, BSC Neuro assumed responsibility from the Company for the lead development efforts under the agreement, and, consequently, BSC Neuro wholly controlled the pace and progress of the development efforts. As such, BSC Neuro acknowledged that the repayment provision was not triggered. Consequently, the Company recognized revenue of approximately $746,000 during the year ended December 31, 2012 which had been previously recorded as deferred revenue.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

Boston Scientific Cardiac Agreement

The Company has definitive license and development agreements (collectively the “BSC Cardiac Agreement”) with Cardiac Pacemakers, Inc. (“BSC Cardiac”), an affiliate of Boston Scientific. Under the BSC Cardiac Agreement, the Company granted BSC Cardiac an exclusive commercial license with respect to certain of the Company’s owned and licensed intellectual property rights, in the field of implantable medical leads for cardiac applications, to make, have made, use, promote, market, import, distribute, lease, sell, offer for sale and commercialize products in the licensed field of use. The Company analyzed whether the deliverables under the arrangement represent separate units of accounting as defined by GAAP. The Company determined it did not and does not have clear and objective evidence of the fair values of the various elements of the BSC Cardiac Agreement and, therefore, under GAAP, the deliverables are being treated as one unit of accounting.

Pursuant to the BSC Cardiac Agreement, the Company received a non-refundable licensing fee of $13,000,000 in 2008. The Company recorded the $13,000,000 payment as deferred revenue and recognized the revenue on a straight-line basis over the five year period estimated by the Company for its continuing involvement in the development effort (see Note 2, Revenue Recognition), which period ended on March 31, 2013. The Company determined the five year estimated period of continuing involvement based upon the Company’s internal development plan and projected timeline for the various implantable cardiac leads contemplated under the BSC Cardiac Agreement. The Company reevaluated its estimated remaining period of continuing involvement at each reporting period until all of the revenue that had been deferred was recognized. The BSC Cardiac Agreement provides for milestone-based payments from BSC Cardiac to the Company associated with successful development and regulatory approval of the implantable cardiac leads that incorporate the Company’s technology, subject to certain patents being issued on patent applications licensed to BSC Cardiac. The BSC Cardiac Agreement also provides for the payment of royalties to the Company based on BSC Cardiac’s net sales of licensed products.

6.     Related Party Boston Scientific Convertible Notes Payable (see Note 12)

The Company has a convertible note payable arrangement with Boston Scientific. During 2009, the Company borrowed an aggregate of $3,500,000 from Boston Scientific under this arrangement pursuant to three convertible notes payable (the “Boston Scientific Notes”). These borrowings accrued interest at 10% per year and were scheduled to mature on the second anniversary of the date on which the funds were advanced.  Effective February 2, 2012, the Company entered into a loan modification with Boston Scientific (also see Note 5) pursuant to which (i) interest accrued under each of the Boston Scientific Notes as of February 2, 2012 was added to the principal balance of the note, (ii) beginning February 2, 2012, the interest rate of each of the Boston Scientific Notes was reduced from 10% per year to 0%, and (iii) the maturity date of each of the Boston Scientific Notes was extended by three years (until October through December 2014).  The Company recorded interest expense under the Boston Scientific Notes of $39,499 during the year ended December 31, 2012. As of February 2, 2012, the outstanding aggregate loan balance, including principal and interest, owed to Boston Scientific was $4,338,601.  Under GAAP, the loan modification was considered a “Troubled Debt Restructuring.” However, because the total future cash payments required under the new terms of the Boston Scientific Notes were not reduced from what was owed at the time of the loan modification, no gain was recorded under Troubled Debt Restructuring accounting.

The Boston Scientific Notes require the Company to prepay all or a portion of the notes upon the consummation of any future “qualified financing,” which is defined as any equity financing in which shares of the Company’s preferred stock are issued in exchange for cash proceeds. Each of the Boston Scientific Notes is convertible, at the option of the holder, at any time prior to the earlier of the maturity date or the consummation of a qualified initial public offering (which is defined as a bona fide first underwritten public offering of the Company’s common stock on a firm commitment basis in which the aggregate gross proceeds received by the Company at the public offering price equals or exceeds $20,000,000), into one share of the Company’s preferred stock at a conversion price equal to the lower of $8.00 per share or the price per share paid by investors in a future qualified financing conducted by the Company. In the event of a conversion of the Boston Scientific Notes into shares of preferred stock other than in the context of a qualified financing, each such share of preferred stock would initially be convertible into one share of the Company’s common stock. The Boston Scientific Notes are secured by a first priority security interest in all of the Company’s assets.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

The Company analyzed the terms of the conversion feature of the Boston Scientific Notes and determined that the conversion price reset provision required that the conversion feature be accounted for as a derivative liability (see Note 2, Summary of Significant Accounting Policies – Fair Value Measurements). Under this guidance, the conversion feature was initially measured at fair value upon the issuance of the Boston Scientific Notes and has been adjusted to the current fair value at the end of each reporting period.

Changes in fair value are recorded in other income (expense) in the related statements of operations. The Company calculates the fair value of this derivative liability utilizing the Black-Scholes pricing model. The fair value of the derivative liability was computed using Level 2 inputs at December 31, 2013 and 2012.  As a result of the conversion price of $8.00 being significantly higher than the fair value of the Company’s common stock, the fair value of the derivative liability was nil at the beginning of the year ended December 31, 2012, $789 at December 31, 2012, and nil at December 31, 2013.

7.     Other Notes Payable

Note Payable

The Company had a $2,000,000 subordinated secured convertible note (“April 2011 Note”) payable to a medical device co-development partner (“Strategic Partner”). Upon issuance, the April 2011 Note was scheduled to mature in April 2016, unless earlier converted, and it accrued interest at the rate of 10% per year. The April 2011 Note was amended in February 2012, to, among other things, provide the Strategic Partner the option to convert the April 2011 Note into shares of the Company’s common stock at a conversion price of $0.60 per share at any time on or before February 23, 2013.

On February 21, 2013, the Strategic Partner delivered notice to the Company of its election to convert the April 2011 Note into shares of the Company’s common stock at the conversion price of $0.60 per share. However, prior to the issuance of those conversion shares, on March 6, 2013, the Company and the Strategic Partner entered into a loan modification. As a result of that loan modification, the Strategic Partner revoked its election to convert the April 2011 Note into shares of common stock. Under the loan modification, the Company issued an amended and restated subordinated secured note to the Strategic Partner (the “Amended and Restated Note”) which amended the April 2011 Note (i) to remove the equity conversion feature, such that the Amended and Restated Note is not convertible into any shares of the Company’s capital stock, (ii) to reduce the interest rate, beginning March 6, 2013, from 10% per year to 5.5% per year, (iii) to ease certain restrictive loan covenants, and (iv) to reflect a new note principal balance of $4,289,444, which represents the sum of (A) the original principal balance of the April 2011 Note in the amount of $2,000,000, plus (B) interest accrued under the April 2011 Note through March 6, 2013 in the amount of $389,444, plus (C) $1,900,000. The Amended and Restated Note completely replaced and superseded the April 2011 Note. The Amended and Restated Note matures in April 2016, and principal and accrued interest under the Amended and Restated Note is payable in a single installment upon maturity. Like the April 2011 Note, the Amended and Restated Note is secured by a security interest in the assets of the Company, which security interest is junior and subordinate to the security interest that secures the Boston Scientific Notes.

The Company calculated the fair value of the Amended and Restated Note, as of the loan modification date, based on the amended terms. On the date of the loan modification, the fair value of the Amended and Restated Note, with its principal balance of $4,289,444, was $3,745,621. The difference between the fair value of the Amended and Restated Note on the date of the loan modification and the carrying value of the April 2011 Note and related accrued interest immediately prior to the loan modification, resulted in a charge to other expense of $1,356,177 in the statement of operations during the year ended December 31, 2013. The $543,823 difference between the principal amount of the Amended and Restated Note and the fair value of the Amended and Restated Note on the date of the loan modification was recorded as a debt discount and is being amortized to interest expense using the effective interest method over the term of the Amended and Restated Note.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

Junior Secured Notes Payable

In November 2010, the Company issued an aggregate of 10,714,286 units and received proceeds of $3,000,000. The units were sold to existing stockholders and other existing securityholders of the Company. Each unit consisted of a junior secured note, and one share of the Company’s common stock. The Company issued 10,714,286 shares of common stock and junior secured notes in the aggregate principal amount of $3,000,000. The notes mature in November 2020 and accrue interest at the rate of 3.5% per year. The notes are secured by a security interest in the assets of the Company, which security interest is junior and subordinate to the security interests that secure the Boston Scientific Notes and the Amended and Restated Note. All outstanding principal and interest on the junior secured notes will be due and payable in a single payment upon maturity.

Under GAAP, the Company allocated the $3,000,000 in proceeds from the sale of the units between the junior secured notes and the shares of common stock based on their relative fair values, with $2,775,300 being recorded as equity. The junior secured notes were recorded at the principal amount of $3,000,000 less a discount of $2,775,300. This discount is being amortized to interest expense over the 10-year term of the notes using the effective interest method. The fair value of the notes was estimated based on an assumed market interest rate for notes of similar terms and risk. The fair value of the Company’s common stock was estimated by management using a market approach, with input from a third-party valuation specialist.

Four officers of the Company purchased an aggregate of 882,726 units in the offering for $247,164. In addition, three non-employee directors of the Company also purchased an aggregate of 567,203 units for $158,816 in the offering.

8.     Stockholders’ Equity

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

July 2012 Private Placement

In July 2012, the Company entered into securities purchase agreements for the private placement of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock, at a purchase price of $1.10 per unit (the “July 2012 Financing Transaction”). Each unit consisted of one share of common stock and a warrant to purchase one-half share of common stock. In the July 2012 Financing Transaction , the Company sold to the investors 5,454,523 shares of common stock, together with warrants to purchase 2,727,274 shares of common stock, for aggregate gross proceeds of $6,000,000. Each warrant is exercisable for five years from the date of issuance and had an initial exercise price of $1.45 per share. The exercise price is subject to adjustment from time to time for stock splits or combinations, stock dividends, stock distributions, recapitalizations and other similar transactions. In addition, the exercise price of the warrants is subject to a down round provision requiring adjustment on a weighted average basis in the event the Company issues common stock or common stock equivalents in a financing transaction at a price below the then prevailing warrant exercise price. As a result the January 2013 Financing Transaction, the exercise price of the warrants issued in the July 2012 Financing Transaction was adjusted to $1.41 per share. Non-employee directors of the Company invested a total of $269,980 in the July 2012 Financing Transaction. The Company’s placement agent for the July 2012 Financing Transaction, and its sub-placement agents, earned cash commissions of $480,000 as well as warrants to purchase 409,093 shares of the Company’s common stock. The placement agent warrants have the same terms and conditions as the investor warrants, except that the placement agent warrants have an exercise price of $1.10 per share.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

Common Stock Warrants Requiring Liability Accounting

The net-cash settlement and down round provisions contained in the warrants issued in the January 2013 Financing Transaction require derivative liability accounting treatment for the warrants. Likewise, the down round provision contained in the warrants issued in the July 2012 Financing Transaction also requires derivative liability accounting treatment for the warrants. The fair value of these warrants was calculated using the Monte Carlo simulation valuation method

Assumptions used in calculating the fair value of these warrants are noted below:

					Transaction Date
	December 31,				January 2013			July 2012
	2013			2012	Financing			Financing
Dividend yield		0%		0%		0%		0%
Expected volatility	40.38%	-	100.00%	47.08%	47.08%	-	100.00%	47.64%
Risk free interest rates	1.01%	-	1.27%	0.65%		0.91%		0.75%
Expected remaining term (in years)	3.51	to	4.07	4.51		5.00		5.00

In addition to the assumptions above, the Company also takes into consideration whether or not it would participate in another round of equity financing and, if so, what that stock price would be for such a financing at that time.

The fair values and the changes in fair values of the warrants accounted for as a derivative liability is reflected below:

Balance at January 1, 2012	$-
Fair value of July 2012 warrants at transaction date	1,957,720
Loss on change in fair value	170,582
Balance at December 31, 2012	2,128,302
Fair value of January 2013 warrants at transaction date	3,305,245
Gain on change in fair value	(1,685,689)
Balance at December 31, 2013	$3,747,858

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

MRI INTERVENTIONS, INC.

Notes to Financial Statements

On February 10, 2012, the stockholders of the Company also approved an Amended and Restated Certificate of Incorporation to be filed in connection with the effectiveness of the Company’s Form 10 registration statement. The Company filed the Amended and Restated Certificate of Incorporation with the state of Delaware on February 27, 2012, and it became effective upon filing. Under such Amended and Restated Certificate of Incorporation, the Company has the authority to issue up to 25,000,000 shares of preferred stock, and the Board of Directors has the authority, without further action by the stockholders, to issue up to that number of shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. In June 2012, the Board of Directors established the terms of a series of preferred stock known as “Series A Convertible Preferred Stock”. The Board of Directors designated the Series A Convertible Preferred Stock solely to provide Boston Scientific a series of the Company’s preferred stock into which Boston Scientific could elect to convert the Boston Scientific Notes other than in connection with a qualified financing (see Note 6). The Company has not issued any shares of the Series A Convertible Preferred Stock. Likewise, the Company has not filed a Certificate of Designations with the Secretary of State of the State of Delaware to create the Series A Convertible Preferred Stock. The Company would only file such Certificate of Designations in the event of a conversion of the Boston Scientific Notes into shares of the Series A Convertible Preferred Stock (see Note 12).

Summary of Conversions to Common Stock Upon Effectiveness of the Form 10

Summer 2011 Notes - The Company had unsecured convertible notes payable (the “Summer 2011 Notes”) in the aggregate amount of $1,310,000 issued to six non-employee directors of the Company. The Summer 2011 Notes were scheduled to mature in 2013 and accrued interest at 15% per year. The Summer 2011 Notes, as amended, provided for automatic conversion of the principal and all accrued interest into shares of the Company’s common stock upon the effectiveness of a Form 10 registration statement filed by the Company with the SEC under the Exchange Act, based on a conversion price of $0.60 per share. Upon the effectiveness of the Company’s Form 10 on February 27, 2012, all of the Summer 2011 Notes, representing an aggregate of $1,425,865 in principal and accrued interest, were converted into 2,376,447 shares of the Company’s common stock.

March 2010 Notes - The Company had 10% senior unsecured convertible notes (the “March 2010 Notes”) in the aggregate principal amount of $4,071,000. The March 2010 Notes were scheduled to mature in March 2012. All accrued interest was to be paid in cash upon the earlier of maturity or conversion. The March 2010 Notes, as amended, provided for automatic conversion of the outstanding principal and accrued interest into shares of the Company’s common stock on the effective date of a Form 10 registration statement filed by the Company with the SEC under the Exchange Act, based on a conversion price of $1.00 per share. Upon the effectiveness of the Company’s Form 10 on February 27, 2012, all of the March 2010 Notes, representing an aggregate of $4,868,017 in principal and accrued interest, were converted into 4,868,041 shares of the Company’s common stock.

2011 Unit Offering Notes - In October 2011, the Company initiated a private placement of units, each unit consisting of a 10% junior secured convertible note (“2011 Unit Offering Note”) in the principal amount of $100,000 and a warrant to purchase 50,000 shares of the Company’s common stock. The 2011 Unit Offering Notes were scheduled to mature three years from the date of issuance and accrued interest at 10% per year. Per the terms of the 2011 Unit Offering Notes, all principal and accrued interest automatically converted into shares of the Company’s common stock based on a conversion price of $0.60 per share on the effective date of the Company’s Form 10 on February 27, 2012. The warrants were fully vested upon issuance, have a term of five years, and have an exercise price of $0.75 per share. Upon completion of the unit offering in February 2012, the Company had sold 54.305 units resulting in the issuance of convertible notes in the aggregate principal amount of $5,430,500 and warrants to purchase 2,715,250 shares of common stock. Of the 54.305 units sold, 38.055 units were sold after December 31, 2011. The Company’s placement agent for the unit offering, and its sub-placement agents, received an aggregate cash fee equal to 10% of the gross proceeds from the offering, as well as warrants to purchase an aggregate of 941,288 shares of the Company’s common stock at $0.60 per share. The fair value of these warrants of $237,299 was calculated using the Black-Scholes pricing model. The $237,299 was recorded as a deferred offering cost to be amortized to interest expense using the effective interest method over the term of the 2011 Unit Offering Notes.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

Upon the effectiveness of the Company’s Form 10 on February 27, 2012, all of the 2011 Unit Offering Notes, representing an aggregate of $5,491,929 in principal and accrued interest, were converted into 9,153,239 shares of the Company’s common stock. In conjunction with the conversion of the 2011 Unit Offering Notes, the Company charged the related aggregate unamortized debt discount of $1,063,018 and unamortized deferred offering costs of $785,239 to interest expense.

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

Stock Incentive Plans

The Company has various share-based compensation plans and share-based compensatory contracts (collectively, the “Plans”). The Plans provide for the granting of share-based awards, such as incentive and non-qualified stock options, to employees, directors, consultants and advisors, and some of the Plans provide for cash-based awards. Awards may be subject to a vesting schedule as set forth in each individual award agreement.

In February 2012, the stockholders of the Company approved the 2012 Incentive Compensation Plan (the “2012 Plan”). Upon stockholder approval of the 2012 Plan, the Company ceased making awards under prior Plans adopted in 2010. A total of 3,000,000 shares of the Company’s common stock were reserved for issuance under the 2012 Plan, of which awards as to 2,916,650 shares were outstanding as of December 31, 2013.

In June 2013, the stockholders of the Company approved the 2013 Incentive Compensation Plan (the “2013 Plan”). Upon stockholder approval of the 2013 Plan, the Company ceased making awards under the 2012 Plan. A total of 1,250,000 shares of the Company’s common stock are reserved for issuance under the 2013 Plan, of which awards as to 949,500 shares had been made as of December 31, 2013. Thus, 300,500 shares remained available for award grants as of December 31, 2013 under the 2013 Plan.

In December 2013, the Company’s board of directors approved the 2013 Non-Employee Director Equity Incentive Plan (the “Director Plan”). A total of 570,000 shares of the Company’s common stock are reserved for issuance under the Director Plan. The shares reserved for issuance under the Director Plan are intended to be used to cover the stock options granted pursuant to the terms of the Company’s Non-Employee Director Compensation Plan. As of December 31, 2013, no awards had been issued under the Director Plan.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

Activity with respect to stock options issued by the Company is summarized as follows:

	Options Outstanding	Options Exercisable	Range of Exercise Prices			Weighted- average Exercise price per share	Intrinsic Value (1)
Balance at January 1, 2012	3,679,977		$0.88	-	$9.64	$2.05	$-
Exercisable at January 1, 2012		1,501,659	0.88	-	9.64	2.15	-
Granted (2)	3,097,400		1.00		2.13	1.08
Exercised	(14,000)		1.80	-	9.64	1.80
Cancelled or forfeited	(331,250)		1.80	-	9.64	2.14
Outstanding at December 31, 2012	6,432,127		0.88	-	9.64	1.58	1,846,040
Exercisable at December 31, 2012		2,386,909	0.88	-	9.64	2.13	205,000
Granted (2)	1,219,500		1.09	-	1.75	1.43
Cancelled or forfeited	(221,402)		1.00	-	9.64	4.33
Outstanding at December 31, 2013	7,430,225		0.88	-	9.64	1.47	1,493,368
Exercisable at December 31, 2013		4,416,292	0.88	-	9.64	1.68	566,589

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

(2)

All options granted during the years ended December 31, 2012 and 2013 were granted with exercise prices which were deemed to be the fair market value of the Company’s stock on the date of grant, except for 200,000 options granted in December 2013 that have an exercise price of $1.75, which was deemed to be above market.

The following table summarizes information about stock options at December 31, 2013 (contractual life expressed in years):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price
$0.88	-	$1.26	3,375,650	7.31	$1.01	1,189,384	6.36	$0.97
1.40	-	2.13	3,948,450	8.29	1.74	3,120,783	7.40	1.79
3.20	-	9.64	106,125	4.17	6.16	106,125	4.17	6.16
			7,430,225	7.79	1.47	4,416,292	7.04	1.68

The weighted average grant date fair value of options granted during the years ended December 31, 2013 and 2012 was $0.63 and $0.48, respectively. A summary of the status of the Company’s nonvested stock options during the years ended December 31, 2012 and 2013 is presented below:

Nonvested Stock Options	Shares	Weighted - Average Grant Date Fair Value
Nonvested January 1, 2012	2,178,318	0.87
Granted	3,097,400	0.48
Forfeited	(258,516)	0.85
Vested	(971,984)	1.04
Nonvested December 31, 2012	4,045,218	0.56
Granted	1,219,500	0.63
Forfeited	(94,833)	0.76
Vested	(2,155,952)	0.58
Nonvested December 31, 2013	3,013,933	0.52

MRI INTERVENTIONS, INC.

Notes to Financial Statements

As of December 31, 2013 there was a total of approximately $1,160,000 of unrecognized compensation cost related to share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

The assumptions used in calculating the fair value under the Black-Scholes option-pricing model are set forth in the following table for options issued by the Company in 2013 and 2012:

	Years Ended December 31,
	2013			2012
Dividend yield		0%			0%
Expected Volatility	43.4%	to	46.0%	45.2%	to	45.3%
Risk free Interest rates	0.92%	to	2.10%	0.83%	to	1.13%
Expected lives (years)	5.0	-	6.0		6.0

Warrants

As noted above, common stock warrants were issued in the July 2012 Financing Transaction and the January 2013 Financing Transaction. In May 2012, the Company issued an aggregate of 1,250,000 common stock warrants to two non-employee directors in recognition of their long-standing support of the Company. The warrants were immediately vested and exercisable upon issuance, have an exercise price of $1.00 per share, and have a term of five years. The fair value of the 1,250,000 warrants issued was $514,250, which was calculated using the Black-Scholes pricing model. During the year ended December 31, 2012, the Company issued 421,666 warrants to third parties with an exercise price of $1.00 and having a fair value of $349,003. In addition, during year ended December 31, 2013, the Company issued 43,000 warrants to a service provider with an exercise price of $1.75 and having a fair value of $14,805. The aggregate fair value of the aforementioned warrants, which was calculated using the Black-Scholes valuation model, totaled $14,805 and $863,253 during years ended December 31, 2013 and 2012, respectively, and was recorded as selling, general and administrative expenses.

Warrants have been issued for terms of up to five years. Common stock warrants issued, expired, and outstanding during the years ended December 31, 2012 and 2013 are as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2012	1,922,944	$0.43
Issued	7,652,071	1.05
Shares withheld on net settled exercises	(186,347)	0.70
Exercised	(624,832)	0.67
Outstanding at December 31, 2012	8,763,836	0.95
Expired	(41,666)	1.00
Issued	4,643,842	1.75
Shares withheld on net settled exercises	(101,318)	0.85
Exercised	(1,127,829)	0.08
Outstanding at December 31, 2013	12,136,865	1.33

The assumptions used in calculating the fair value of warrants under the Black-Scholes pricing model are as follows:

	Year Ended December 31,
	2013	2012
Dividend yield	0%		0%
Expected Volatility	46.49%	40.96%	to	46.88%
Risk free Interest rates	1.38%	0.19%	to	0.77%
Expected lives (years)	5.0	1.6	to	5.0

MRI INTERVENTIONS, INC.

Notes to Financial Statements

Warrants

As noted above, common stock were issued in the July 2012 Financing Transaction and the January 2013 Financing Transaction. In May 2012, the Company issued an aggregate of 1,250,000 common stock warrants to two non-employee directors in recognition.

Retirement of Treasury Stock

On December 5, 2013, the Board of Directors approved the retirement of 325,830 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury shares had a carrying value of $1,679,234. Upon retirement of these treasury shares, Common Stock was reduced by the par value of the shares, and the excess cost above the par value of the retired shares was recorded as a reduction of Additional Paid-In Capital.

9.     Income Taxes

The Company had no income tax expense for the years ended December 31, 2013 and 2012. Due to uncertainties surrounding the realization of its deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred income tax assets. If it is determined in the future that it is more likely than not that any deferred income tax assets are realizable, the valuation allowance will be reduced by the estimated net realizable amounts.

The tax effect of temporary differences and net operating losses that give rise to components of deferred income tax assets and liabilities consist of the following:

	As of December 31,
	2013	2012
Deferred income tax assets (liabilities):
Property and equipment	$(153,864)	$(54,443)
Deferred revenue	40,564	246,740
Accrued expenses	223,022	288,338
Share based compensation related	1,554,048	1,094,927
Other	208,266	546,636
Net operating loss carryforwards	23,089,111	19,816,443
	24,961,147	21,938,641
Less valuation allowance	(24,961,147)	(21,938,641)
	$-	$-

The Company had a cumulative federal net operating loss of approximately $60,000,000 as of December 31, 2013, which begins to expire in 2015. Under Sections 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation,” as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the Company. The Company has not determined whether such an ownership change has occurred. However, given the equity transactions in which the Company has engaged, the Company believes that the use of the net operating losses shown as deferred tax assets will be significantly limited.

Management has evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes and determined the Company has no uncertain tax positions that could have a significant impact on its financial statements. The Company’s income tax returns after 2009 remain open for examination.

10.    Commitments

Leases

The Company leases office space in Tennessee and California under non-cancellable operating leases. The leases expire in 2014 and 2015, respectively.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

Future minimum lease payments under non-cancellable operating leases are as follows:

Years ending December 31,
2014	$140,583
2015	62,638
Total minium payments	$203,221

Rent expense under all operating leases was approximately $149,000 and $145,000 for the years ended December 31, 2013 and 2012, respectively

Licenses

Certain license arrangements require minimum royalty payments. As of December 31, 2013, future minimum payments under these arrangements are as follows:

Years ending December 31,
2014	$124,110
2015	100,000
2016	105,000
2017	115,000
2018	95,000
Thereafter	890,000
Total minium payments	$1,429,110

Royalty payment amounts may be greater than the minimum required payment amounts based on the negotiated royalty rates. If the Company sublicenses the intellectual property that is licensed from the licensor and the Company receives any royalty payment under or with respect to such sublicense, the Company is obligated to pay the licensor an agreed upon percentage of any such payment(s). Under the terms of these license agreements, the Company is required to reimburse the licensor for costs incurred by the licensor associated with patent filing, prosecution and maintenance. The Company may terminate these license agreements for any reason, upon giving the licensor either 60 or 90 days written notice, depending on the agreement.

Co-Development Agreement (see Note 12)

In 2009, the Company entered into a Cooperation and Development Agreement (the “Original Siemens Agreement”) with Siemens Aktiengesellschaft, Healthcare Sector (“Siemens AG”), pursuant to which the Company agreed to pay Siemens AG up to approximately $2,476,000 in milestone-based payments for development of software to be used in conjunction with products being developed by the Company. Under the Original Siemens Agreement, the software was owned by Siemens AG. At December 31, 2013, the Company had made milestone-based payments to Siemens AG totaling $1,373,889 under the Original Siemens Agreement.

Research Agreements

The Company entered into research agreements with certain universities whereby the Company committed to pay certain research-related expenses. As of December 31, 2013, the Company is obligated to make payments totaling approximately $274,000, all payable in 2014 under such agreements.

Master Services and Software License Agreement

In July 2007, the Company entered into a Master Services and Licensing Agreement (the “Master Software Agreement”) with Merge Healthcare Canada Corp. f/k/a Cedara Software Corp. (“Merge”) for Merge to develop on the Company’s behalf, based on the Company’s detailed specifications, a customized software solution for the Company’s ClearPoint system. Merge was in the business of providing software development and engineering services on a contract basis to a number of companies. In developing the Company’s ClearPoint system software, Merge utilized certain of its own pre-existing software code. Under the Master Software Agreement, the Company received a non-exclusive, worldwide license to the pre-existing software code, in object code form, as an integrated component of the Company’s ClearPoint system software. In return, the Company agreed to pay Merge a license fee for each copy of the ClearPoint system software that the Company distributes, subject to certain minimum license purchase commitments by the Company. In addition, under the Master Software Agreement, Merge performed ongoing custom engineering, maintenance and support services with respect to the Company’s ClearPoint system software, for which services the Company compensated Merge.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

In 2012, the Company and Merge entered into an amendment to the Master Software Agreement (the “2012 Software Amendment”). Pursuant to the 2012 Merge Amendment, the Company agreed to issue Merge, or its designee, 1,500,000 shares of the Company’s common stock (i) in full payment and satisfaction of license fees owed to Merge in the amount of $612,500 for licenses previously purchased by the Company, (ii) in full payment and satisfaction of all of the Company’s remaining minimum license purchase commitments from Merge in the amount of $962,500, and (iii) in exchange for additional licenses provided by Merge to the Company valued at $87,500 based on the original terms of the Master Software Agreement. Applying GAAP for equity-based payments to non-employees, the Company used the contractual value of the amounts owed and of the licenses acquired to measure and record the transaction. The portion of the licenses purchased by the Company that are not expected to be sold or placed in service in the next 12 months has been recorded as a non-current asset, called software license inventory.

In July 2013, the Company and Merge entered into another amendment to the Master Software Agreement (the “2013 Software Amendment”). At the Company's request, the parties entered into the 2013 Software Amendment to enable the Company to internally perform development, maintenance and support of its ClearPoint system software going forward. As a result, the services which the Company had been outsourcing to Merge are now performed by the Company itself. Under the 2013 Software Amendment, Merge granted the Company a non-exclusive, non-transferable, worldwide license to the source code for certain Merge software, which as mentioned above had been utilized in Merge’s original development work, to use in the Company’s further development and commercialization of its ClearPoint system software. In return, the Company agreed to pay Merge a one-time license fee. Merge may terminate the source code license only for cause. The Company will continue to pay Merge a license fee for each copy of the ClearPoint system software that the Company distributes, but only for licenses in excess of those licenses already purchased or otherwise acquired by the Company prior to the 2013 Software Amendment. The Company had already satisfied its minimum license purchase commitments from the Master Software Agreement.

Cardiac EP Business Participation Plan

In June 2010, the Company adopted a plan to provide a key product development advisor and consultant with financial rewards in the event that the Company sells its business operations relating to catheter-based MRI-guided cardiac ablation to treat cardiac arrhythmias, which the Company refers to as its cardiac EP operations. In the event the Company sells its cardiac EP operations, whether on a stand-alone basis or as part of the sale of the Company, the participant will receive a payment under the plan equal to (i) the transaction value paid for or allocated to the cardiac EP operations in the sale, multiplied by (ii) the participant’s “participation interest” at the time of the sale. The participant was initially awarded a participation interest of 6.6%. However, pursuant to the terms of the plan, the participation interest is equitably reduced from time to time to take into account equity financing transactions in which the Company issues shares of its common stock, or securities convertible into shares of its common stock, in exchange for cash proceeds. At December 31, 2013, the participation interest was 3.1%. The plan will terminate in June 2025.

Employment Agreements

During 2012, the Company entered into employment agreements (each, an “Employment Agreement,” and collectively, the “Employment Agreements”) with five executive officers (each, an “Executive”). Among other provisions customary for agreements of this nature, the Employment Agreements provide for severance in the event of a termination without cause or if the Executive terminates his employment for good reason, as those terms are defined in each Employment Agreement. Likewise, the Employment Agreements provide for certain payments in connection with a change of control transaction.

Key Personnel Incentive Program

The Company adopted its Key Personnel Incentive Program to provide a consultant and an employee (collectively, the “Participants”), who at the time of adoption of the program were key to the Company’s development and licensing activities, with the opportunity to receive incentive bonus payments based on the performance of future services to the Company or upon a consummation of a transaction involving the sale of the Company. In June 2012, the Participants voluntarily and irrevocably relinquished their rights to receive, and the Participants discharged the Company from its obligations to make, any and all incentive bonus payments under the Key Personnel Incentive Program based on the performance of services.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

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

Because the Company was discharged from any obligations to make incentive bonus payments related to performance of services under the Key Personnel Incentive Program, in June 2012 the Company reversed all amounts previously accrued for such service-based payments under the program. This resulted in a credit to reverse a research and development obligation of $882,537 in 2012 for the amounts that previously had been accrued as research and development costs. One of the Participants in the Key Personnel Incentive Program is a non-employee director of the Company.

11.    Legal Proceeding

In June 2013, Custom Equity Research, Inc. d/b/a Summer Street Research Partners (“Summer Street”) commenced an arbitration proceeding alleging breach of contract and quantum meruit claims against the Company. Summer Street claims, among other things, that the Company owes Summer Street $480,000 in cash commissions, as well as warrants to purchase 460,338 shares of the Company's common stock, in connection with the Company’s engagement of Summer Street to serve as its financial advisor and placement agent for two financing transactions undertaken by the Company in 2011 and 2012, respectively. As required under the Company’s engagement agreements with Summer Street, the arbitration has been brought before JAMS, The Resolution Experts, an alternative dispute resolution provider. In the arbitration, the Company has filed counter-claims against Summer Street alleging fraud and misrepresentation, abuse of process and malicious prosecution, and the Company is seeking unspecified monetary damages from Summer Street in connection with the counter-claims. At December 31, 2013, the parties were conducting discovery in preparation for the arbitration hearing, which is scheduled in July 2014.

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

12.    Subsequent Events

Sale of Certain Intellectual Property in Exchange for Cancellation of the Boston Scientific Notes

On March 19, 2014, the Company entered into an Asset Purchase Agreement (the “BSC Purchase Agreement”) with Boston Scientific. Pursuant to the BSC Purchase Agreement, Boston Scientific purchased from the Company certain MRI-safety technology for implantable medical leads (the “Transferred Intellectual Property”) for an aggregate purchase price of $4,338,601. The Transferred Intellectual Property includes some, but not but all, of the intellectual property the Company previously licensed exclusively to Boston Scientific within the fields of neuromodulation and implantable medical leads for cardiac applications. The asset purchase price was satisfied through the cancellation of the Boston Scientific Notes in the aggregate principal amount of $4,338,601. Accordingly, all obligations of the Company under the Boston Scientific Notes have been discharged and the liens that secured the Company’s obligations under the Boston Scientific Notes have been terminated and released. The Company will record a gain equal to the aggregate purchase price on the sale of the assets sold under the BSC Purchase Agreement in its statement of operations and a corresponding decrease to related party convertible notes payable during the first quarter of 2014.

In connection with the BSC Purchase Agreement, the parties entered into a license agreement pursuant to which Boston Scientific granted the Company an exclusive, royalty-free, fully paid up, irrevocable, worldwide license to the Transferred Intellectual Property, with the right to sublicense, within fields of use other than neuromodulation and implantable medical leads for cardiac applications.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

In addition, Boston Scientific and the Company entered into amendments to their pre-existing development and license agreements, in the fields of neuromodulation and implantable medical leads for cardiac applications, to eliminate the milestone-based payments and royalties provided under those agreements. As such, the Company will no longer be entitled to receive any potential future milestone-based payments or royalties under its development and license agreements with Boston Scientific.

The transactions contemplated by the BSC Purchase Agreement do not impact the Company’s ability to continue to commercialize its ClearPoint system or to continue the development of its ClearTrace system.

2014 Junior Secured Notes Offering

In March 2014, the Company entered into securities purchase agreements for the private placement of (i) 12% second-priority secured non-convertible promissory notes due 2019 (the “2014 Secured Notes”) and (ii) warrants to purchase 0.3 share of the Company’s common stock for each dollar in principal amount of 2014 Secured Notes sold by the Company. Pursuant to those securities purchase agreements, the Company sold 2014 Secured Notes in a total aggregate principal amount of $3,625,000, together with warrants to purchase up to 1,087,500 shares of common stock, for aggregate gross proceeds of $3,625,000, before expenses of approximately $80,000 and placement agent commissions.

The 2014 Secured Notes have a five-year maturity, and they bear interest at a rate of 12% per year, payable semi-annually, in arrears, on each six-month and one-year anniversary of the issuance date. The 2014 Secured Notes are not convertible into shares of the Company’s common stock. Following the third anniversary of the issuance date, the 2014 Secured Notes may be prepaid, without penalty or premium, provided that all principal and unpaid accrued interest under all 2014 Secured Notes is prepaid at the same time. Prior to the third anniversary of the issuance date, the Company may prepay all, but not less than all, of the principal and unpaid accrued interest under the 2014 Secured Notes at any time, subject to the Company’s payment of the additional prepayment premium stated in the notes. The 2014 Secured Notes are secured by a security interest in the Company’s property and assets, which security interest is junior and subordinate to the security interest that secures the Amended and Restated Note discussed in Note 7.

The warrants issued to the investors are exercisable, in full or in part, at any time prior to the fifth anniversary of the issuance date, at an exercise price of $1.75 per share, subject to adjustment from time to time for stock splits or combinations, stock dividends, stock distributions, recapitalizations and other similar transactions.

Non-employee directors of the Company invested a total of $1,100,000, either directly or through a trust. The Company’s placement agent earned cash commissions of $139,500 as well as warrants to purchase 69,750 shares of the Company’s common stock. The placement agent warrants have the same terms and conditions as the investor warrants.

Modification of Co-Development Agreement

In February 2014, the Company and Siemens Medical Solutions USA, Inc. (“Siemens Medical”) entered into a Development Agreement (the “New Siemens Agreement”), which replaces and supersedes the Original Siemens Agreement. Therefore, upon execution of the New Siemens Agreement, the Company and Siemens AG terminated the Original Siemens Agreement. References below to “Siemens” will mean Siemens Medical or Siemens AG, as applicable.

Under the Original Siemens Agreement, Siemens and the Company performed initial work related to the development of hardware and software needed for MRI-guided, catheter-based ablation procedures to treat cardiac arrhythmias, such as atrial fibrillation. Pursuant to the terms of the Original Siemens Agreement, the Company generally was responsible for developing catheters and other hardware, and Siemens was responsible for developing software, to the Company’s specifications. The Company was responsible for paying Siemens for its software development work, but, under the Original Siemens Agreement, Siemens owned the software. Working closely with the Company, Siemens created a research version of the software platform specifically for use in MRI-guided cardiac ablation procedures with the Company’s catheters, but a commercial version was not developed under the Original Siemens Agreement.

MRI INTERVENTIONS, INC.

Notes to Financial Statements

Under the New Siemens Agreement, the Company, with cooperation, assistance and technical support from Siemens, will develop the commercial version of the research software platform created by Siemens under the Original Siemens Agreement. Once the development work is completed, subject to appropriate regulatory clearance or approval, the Company will sell the software as its own product.

Under the New Siemens Agreement, Siemens will develop certain software features (the “Host Features”) for a planned software release for certain Siemens MAGNETOM MRI systems. The Host Features will enable the connection of the Company’s software and catheters to those MAGNETOM MRI systems, and the Company will pay Siemens to perform development work for the Host Features. The amount the Company will be obligated to pay to Siemens under the New Siemens Agreement for this development work is less than the remaining amount that was to be paid under the Original Siemens Agreement described in Note 10. The Host Features, which will be owned by Siemens, will run within the MRI scanner system. The Host Features will then connect to the Company’s software, which will operate on a separate computer workstation, and enable the performance of MRI-guided cardiac ablation procedures.