Form 10-Q
period 2014-03-31
MRI INTERVENTIONS, INC.
filed 2014-05-13
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exhange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒No

As of May 12, 2014, there were 58,919,539 shares of common stock outstanding.

MRI INTERVENTIONS, INC.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under United States federal securities laws. The forward-looking statements are contained principally in the sections of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to market, commercialize and achieve broader market acceptance for our products;

•	our ability to successfully expand, and achieve full productivity from, our sales, clinical support and marketing capabilities;

•	our ability to successfully complete the development of, and obtain regulatory clearance or approval for, our ClearTrace system; and

•	the estimates regarding the sufficiency of our cash resources.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$5,801,050	$3,516,244
Accounts receivable	452,703	770,352
Inventory	1,662,770	1,477,161
Prepaid expenses and other current assets	72,037	174,870
Total current assets	7,988,560	5,938,627
Property and equipment, net	801,051	903,160
Software license inventory	910,000	927,500
Other assets	347,939	103,783
Total assets	$10,047,550	$7,873,070

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$976,664	$1,376,627
Accrued compensation	222,058	210,359
Other accrued liabilities	526,800	310,317
Derivative liabilites	3,264,068	3,747,858
Deferred product and service revenues	125,367	106,859
Related party convertible notes payable	-	4,338,601
Total current liabilities	5,114,957	10,090,621

Other accrued liabilities	617,879	531,830
Note payable, net of unamortized discount of $400,923 and $437,261 at March 31, 2014 and December 31, 2013, respectively	3,888,522	3,852,183
2010 junior secured notes payable, net of unamortized discount of $2,748,995 and $2,767,595 at March 31, 2014 and December 31, 2013, respectively	251,005	232,405
2014 junior secured 12% notes payable, net of unamortized discount of $411,916 at March 31, 2014	3,313,084	-
Total liabilities	13,185,447	14,707,039
Commitments and contingencies (Notes 5, 6, 7 and 8)
Stockholders' deficit:
Common stock, $0.01 par value; 100,000,000 shares authorized; 58,919,539 shares issued and outstanding at March 31, 2014; and 58,536,972 issued and outstanding, at December 31, 2013	589,194	585,369
Additional paid-in capital	66,395,109	65,333,264
Accumulated deficit	(70,122,200)	(72,752,602)
Total stockholders' deficit	(3,137,897)	(6,833,969)
Total liabilities and stockholders' deficit	$10,047,550	$7,873,070

See accompanying notes.

MRI INTERVENTIONS, INC.

 Condensed Statements of Operations

 (Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:
Product revenues	$713,259	$460,253
Development service revenues	98,862	153,946
Other service revenues	10,410	-
Related party license revenues	-	650,000
Total revenues	822,531	1,264,199
Cost of product revenues	350,685	226,331
Research and development costs	817,621	771,453
Selling, general, and administrative	1,800,799	1,633,447
Gain on sale of intellectual property	(4,338,601)	-
Operating income (loss)	2,192,027	(1,367,032)
Other income (expense):
Gain on change in fair value of deriviative liabilities	483,790	1,623,698
Loss on note payable modification	-	(1,356,177)
Other income, net	103,386	374,333
Interest income	2,607	7,119
Interest expense	(151,408)	(105,689)
Net income (loss)	$2,630,402	$(823,748)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.02)
Diluted	$0.04	$(0.02)
Weighted average shares outstanding:
Basic	58,716,727	54,860,923
Diluted	61,248,630	54,860,923

See accompanying notes.

MRI INTERVENTIONS, INC.

 Condensed Statements of Cash Flows

 (Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$2,630,402	$(823,748)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and license amortization	92,629	114,569
Share-based compensation	179,746	318,467
Expenses paid through the issuance of common stock	299,657	-
Gain on change in fair value of derivative liabilities	(483,790)	(1,623,698)
Gain on sale of intellectual property	(4,338,601)	-
Loss on loan modification	-	1,356,177
Amortization of debt issuance costs and original issue discounts	56,985	12,375
Increase (decrease) in cash resulting from changes in:
Accounts receivable	317,649	61,387
Inventory	(147,906)	(156,265)
Prepaid expenses and other current assets	102,833	47,639
Other assets	(1,500)	22,763
Accounts payable and accrued expenses	(85,730)	(809,707)
Deferred revenue	18,508	(762,725)
Net cash flows from operating activities	(1,359,118)	(2,242,766)
Cash flows from investing activities:
Purchases of property and equipment	(2,390)	(7,986)
Net cash flows from investing activities	(2,390)	(7,986)
Cash flows from financing activities:
Net proceeds from equity private placement	-	9,829,014
Net proceeds from debt private placement	3,503,314	-
Proceeds from stock option exercises	143,000	-
Net cash flows from financing activities	3,646,314	9,829,014
Net change in cash and cash equivalents	2,284,806	7,578,262
Cash and cash equivalents, beginning of period	3,516,244	1,620,005
Cash and cash equivalents, end of period	$5,801,050	$9,198,267

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$323	$5,457

See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Statements of Cash Flows (continued)

(Unaudited)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●

ClearPoint reusable components with a cost of $64,327 were transferred from inventory to loaned systems, which is a component of property and equipment, during the three months ended March 31, 2013. During the three months ended March 31, 2014, a net amount of ClearPoint reusable components with a cost of $47,329 and accumulated depreciation of $18,780 were transferred from loaned systems to inventory at the net carrying cost.

●	In March 2013, in connection with a loan modification, accrued interest in the amount of $389,444 was rolled into the principal balance of a note payable.

●	In recording the January 2013 equity private placement transaction, deferred financing costs of $24,219 were netted against the proceeds recorded to additional paid-in capital.

●

In March 2014, the Company entered into an asset purchase agreement to sell certain intellectual property. The asset purchase price was satisfied through the cancellation of related party convertible notes payable in aggregate amount of $4,338,601.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Description of the Business and Liquidity

MRI Interventions, Inc. (the “Company”) is a medical device company focused on the development and commercialization of technology that enables physicians to see inside the brain and heart using direct, intra-procedural magnetic resonance imaging, or MRI, guidance while performing minimally invasive surgical procedures. The Company was incorporated in the state of Delaware in March 1998. The Company’s principal executive office is located in Memphis, Tennessee, and the Company’s principal operations are located in Irvine, California. The Company established MRI Interventions (Canada) Inc., a wholly-owned subsidiary incorporated in Canada, in August 2013. This subsidiary was established primarily for the purpose of performing software development.

The Company’s ClearPoint system, an integrated system comprised of reusable and disposable products, is designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. The Company received 510(k) clearance from the Food and Drug Administration (“FDA”) in 2010 to market the ClearPoint system in the United States for general neurological interventional procedures. The Company’s ClearTrace system is a product candidate under development that is designed to allow catheter-based minimally invasive procedures in the heart to be performed in an MRI suite.

Liquidity and Management’s Plans

The cumulative net loss from the Company’s inception through March 31, 2014 was $70,122,200. Net cash used in operations was $1,359,118 for the three months ended March 31, 2014 and $7,777,931 for the year ended December 31, 2013. Since inception, the Company has financed its activities principally from the sale of equity securities, the issuance of notes payable and license arrangements.

The Company’s primary financing activities during the three months ended March 31, 2014 and the year ended December 31, 2013 were:

●	a March 2014 private offering (see Note 5), which resulted in net proceeds of $3,503,314; and

●	a January 2013 equity private placement, which resulted in net proceeds of $9,829,014.

In addition, in March 2014, the Company completed a transaction with Boston Scientific Corporation and certain of its affiliates (collectively “Boston Scientific”) that resulted in the cancellation of $4,338,601 in related party convertible notes payable which were scheduled to mature in 2014 (see Note 4). While the Company expects to continue to use cash in operations, the Company believes its cash and cash equivalents at March 31, 2014 of $5,801,050, combined with cash expected to be generated from product sales, will be sufficient to meet its anticipated cash requirements through at least March 2015.

During the remainder of 2014, the Company expects to increase revenues from sales of ClearPoint system products as a result of the additions the Company made in 2013 to its sales and clinical support team. If necessary, certain planned expenditures, including expenditures related to research and development projects, sponsored research, public and investor relations efforts, planned hires and patent filings, could be deferred or forgone if the Company believes it is necessary to do so in order to fund operations. In addition, if necessary, the Company could implement restrictions on non-essential travel, put in place a salary deferral program for certain employees, reduce utilization of outside professional service providers and implement a reduction in the Company’s workforce.

To the extent the Company’s available cash and cash equivalents are insufficient to satisfy its long-term operating requirements, the Company will need to seek additional sources of funds from the sale of equity or debt securities or through a credit facility, or the Company will need to modify its current business plan. There can be no assurances that the Company will be able to obtain additional financing on commercially reasonable terms, if at all. The sale of additional equity or convertible debt securities would likely result in dilution to the Company’s current stockholders.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) have been prepared on a basis consistent with the Company’s December 31, 2013 audited financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The condensed financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 28, 2014. The accompanying condensed balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2014 may not be indicative of the results to be expected for the entire year or any future periods.

Derivative Liability for Warrants to Purchase Common Stock

The derivative liability for warrants represents the fair value of warrants issued in connection with private placements of shares of the Company’s common stock. These warrants are presented as liabilities based on certain exercise price reset and net cash settlement provisions. The liability, which is recorded at fair value on the accompanying condensed balance sheets, is calculated utilizing the Monte Carlo simulation valuation method. The change in fair value of these warrants is recognized as other income or expense in the related statement of operations.

Fair Value Measurements

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to their short maturities.

The table below reflects the carrying values and the estimated fair values of the Company’s outstanding notes payable at March 31, 2014:

	Carrying Values	Fair Value
Senior secured note payable	$3,888,522	$3,888,522
2014 junior secured notes payable	3,313,084	3,725,000
2010 junior secured notes payable	251,005	2,147,567

The difference between the carrying values and the fair values of the 2010 and 2014 junior secured notes payable relates primarily to unamortized debt discounts. These discounts resulted from the relative fair value assigned to the notes at the time of issuance, as the notes were issued in connection with unit offerings, with the units consisting of a note payable and either shares of the Company’s common stock or warrants to purchase shares of the Company’s common stock.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company measures and records certain financial assets and liabilities at fair value on a recurring basis. GAAP provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority, referred to as Level 1, to quoted prices in active markets for identical assets and liabilities, the next priority, referred to as Level 2, is given to quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active; that is, markets in which there are few transactions for the asset or liability. The lowest priority, referred to as Level 3, is given to unobservable inputs. The table below reflects the level of the inputs used in the Company’s fair value calculation for instruments carried at fair value at March 31, 2014:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Derivative liability - warrants	$-	$-	$3,264,068	$3,264,068

Inventory

Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. Substantially all items included in inventory relate to the Company’s ClearPoint system. Software license inventory that is not expected to be utilized within the next twelve months is classified as a non-current asset. The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potential obsolete items.

Revenue Recognition

The Company’s revenues are comprised of: (1) product revenues resulting from the sale of ClearPoint system reusable products, disposable products and ClearTrace system components; (2) license and development arrangements; (3) development service revenues; and (4) other service revenues. The Company recognizes revenue when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is probable and, for product revenues, risk of loss has transferred to the customer. For all sales, the Company requires either a purchase agreement or a purchase order as evidence of an arrangement.

(1)	Product Revenues —

Sales of ClearPoint reusable products: Generally, revenues related to ClearPoint reusable product sales are recognized upon installation of the system and the completion of training of at least one of the customer’s physicians, which typically occurs concurrently with the installation. Reusable products include software which is integral to the utility of the system as a whole. Sales of reusable products that have stand-alone value to the customer are recognized when risk of loss passes to the customer. Sales of ClearPoint reusable products to a distributor that has been trained to perform system installations are recognized at the time risk of loss passes to the distributor.

Sales of disposable products: Revenues from the sale of disposable products are recognized at the time risk of loss passes to the customer, which is generally at shipping point or upon delivery to the customer’s location, depending upon the specific terms agreed upon with the customer.

Sales of ClearTrace components: Sales of ClearTrace system components to research sites for non-commercial use are recognized at the time risk of loss passes to the customer, which is generally at shipping point or upon delivery to the customer’s location, depending upon the specific terms agreed upon with the customer. The Company does not have regulatory clearance or approval to sell ClearTrace system components for commercial use.

(2)

License and Development Arrangements — The Company analyzes revenue recognition on an agreement by agreement basis. The Company determines whether the deliverables under the arrangement represent separate units of accounting as defined by GAAP. Application of GAAP regarding multiple-element arrangements requires management to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship. The Company defers recognition of non-refundable upfront license fees if there are continuing performance obligations without which the technology, know-how, rights, products or services conveyed in conjunction with the non-refundable fees have no utility to the licensee that could be considered separate and independent of the Company’s performance under other elements of the arrangement.

(3)

Development Service Revenues — The Company is party to an agreement to provide development services to a third party. Under this agreement, the Company earns revenue equal to costs incurred for outside expenses related to the development services provided, plus actual direct internal labor costs (including the cost of employee benefits), plus an overhead markup of the direct internal labor costs incurred. Revenue is recognized in the period in which the Company incurs the related costs.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(4)

Other Service Revenues — Other service revenues are comprised primarily of installation fees charged in connection with ClearPoint system installations and ClearPoint service agreement revenues. Typically, the Company will bill upfront for service agreements, which have terms ranging from one to three years. These amounts are recognized as revenues ratably over the term of the related service agreement.

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s common stock options and common stock warrants. For purposes of computing diluted net income per share, the number of potential common stock equivalents is reduced by the number of shares the Company could have repurchased with the proceeds from issuance of the potentially dilutive shares.

New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that the Company believes will have a material impact on its financial statements. Likewise, the Company does not believe that any recently issued, but not yet effective, accounting standards will, if adopted, have a material impact on its financial statements.

3.	Inventory

Inventory consists of the following as of:

	March 31, 2014	December 31, 2013
Work in process	$889,936	$673,860
Software license inventory	385,000	385,000
Finished goods	387,834	418,301
Inventory included in current assets	1,662,770	1,477,161
Software license inventory	910,000	927,500
	$2,572,770	$2,404,661

4.	Sale of Intellectual Property in Exchange for Cancellation of the Boston Scientific Notes

In March 2014, the Company entered into an Asset Purchase Agreement (the “BSC Purchase Agreement”) with Boston Scientific. Pursuant to the BSC Purchase Agreement, Boston Scientific purchased from the Company certain MRI-safety technology for implantable medical leads (the “Transferred Intellectual Property”) for an aggregate purchase price of $4,338,601. The Transferred Intellectual Property includes some, but not all, of the intellectual property the Company previously licensed exclusively to Boston Scientific within the fields of neuromodulation and implantable medical leads for cardiac applications. The asset purchase price was satisfied through the cancellation of three convertible notes payable issued by the Company to Boston Scientific in the aggregate principal amount of $4,338,601 (the “Boston Scientific Notes”). Accordingly, all obligations of the Company under the Boston Scientific Notes were discharged and the liens that secured the Company’s obligations under the Boston Scientific Notes were terminated and released. The Company recorded a gain in its statement of operations equal to the aggregate purchase price for the assets sold under the BSC Purchase Agreement.

In connection with the BSC Purchase Agreement, the parties entered into a license agreement pursuant to which Boston Scientific granted the Company an exclusive, royalty-free, fully paid up, irrevocable, worldwide license to the Transferred Intellectual Property, with the right to sublicense, within fields of use other than neuromodulation and implantable medical leads for cardiac applications.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

In addition, Boston Scientific and the Company entered into amendments to their pre-existing development and license agreements, in the fields of neuromodulation and implantable medical leads for cardiac applications, to eliminate the milestone-based payments and royalties provided under those agreements. As such, the Company is no longer entitled to receive any potential future milestone-based payments or royalties under its development and license agreements with Boston Scientific.

The transactions contemplated by the BSC Purchase Agreement do not impact the Company’s ability to continue to commercialize its ClearPoint system or to continue the development of its ClearTrace system.

5.	2014 Junior Secured Notes Offering

In March 2014, the Company entered into securities purchase agreements for the private placement of (i) 12% second-priority secured non-convertible promissory notes maturing in 2019 (the “2014 Secured Notes”) and (ii) warrants to purchase 0.3 share of the Company’s common stock for each dollar in principal amount of the 2014 Secured Notes sold by the Company. Pursuant to those securities purchase agreements, the Company sold 2014 Secured Notes in a total aggregate principal amount of $3,725,000, together with warrants to purchase up to 1,117,500 shares of common stock, for aggregate gross proceeds of $3,725,000, before placement agent commissions and other expenses.

The 2014 Secured Notes have a five-year maturity, and they bear interest at a rate of 12% per year, payable semi-annually, in arrears, on each six-month and one-year anniversary of the issuance date. The 2014 Secured Notes are not convertible into shares of the Company’s common stock. Following the third anniversary of the issuance date, the 2014 Secured Notes may be prepaid, without penalty or premium, provided that all principal and unpaid accrued interest under all 2014 Secured Notes is prepaid at the same time. Prior to the third anniversary of the issuance date, the Company may prepay all, but not less than all, of the principal and unpaid accrued interest under the 2014 Secured Notes at any time, subject to the Company’s payment of the additional prepayment premium stated in the notes. The 2014 Secured Notes are secured by a security interest in the Company’s property and assets, which security interest is junior and subordinate to the security interest that secures the senior secured note payable previously issued by the Company to Brainlab AG.

The warrants issued to the investors are exercisable, in full or in part, at any time prior to the fifth anniversary of the issuance date, at an exercise price of $1.75 per share, subject to adjustment from time to time for stock splits or combinations, stock dividends, stock distributions, recapitalizations and other similar transactions. Assumptions used in calculating the fair value of the warrants were:

Dividend yield	0%
Expected Volatility	47.5% - 47.65%
Risk free Interest rates	1.73% - 1.76%
Expected lives (in years)	5.0

The Company allocated the $3,725,000 in proceeds proportionately between the 2014 Secured Notes and the warrants issued to investors based on their relative fair values, with $413,057 being recorded as equity. The 2014 Secured Notes were recorded at the principal amount less a discount equal to the $413,057 amount recorded as equity. This discount is being amortized to interest expense over the five year term of the notes using the effective interest method.

Non-employee directors of the Company invested a total of $1,100,000, either directly or through a trust. The Company’s placement agents earned cash commissions of $145,500 as well as warrants to purchase 72,750 shares of the Company’s common stock. The placement agent warrants have the same terms and conditions as the investor warrants. The placement agent cash commissions, the $30,210 fair value of the placement agent warrants, and other offering expenses totaling $76,186 were recorded as deferred financing costs and are classified as other assets. These deferred financing costs are being amortized to interest expense over the term of the 2014 Secured Notes using the effective interest method.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

6.	Stockholders’ Equity

Common Stock Warrants Requiring Liability Accounting

The net-cash settlement and down round provisions contained in common stock warrants issued by the Company in a January 2013 private placement require derivative liability accounting treatment for the warrants. Likewise, the down round provision contained in common stock warrants issued by the Company in a July 2012 private placement also requires derivative liability accounting treatment for the warrants. The fair value of all such warrants was calculated using the Monte Carlo simulation valuation method.

Assumptions used in calculating the fair value of the warrants at March 31, 2014 are noted below:

Dividend yield	0%
Expected volatility	45.46% - 100.00%
Risk free interest rates	1.08% - 1.24%
Expected remaining term (in years)	3.26 to 3.82

In addition to the assumptions above, the Company also takes into consideration whether it would participate in another round of equity financing and, if so, what that stock price would be for such a financing at that time.

The fair values and the changes in fair values of the warrants accounted for as a derivative liability is reflected below:

Fair value at December 31, 2013	$3,747,858
Gain on change in fair value	(483,790)
Fair value at March 31, 2014	$3,264,068

Stock Options

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

In June 2013, the stockholders of the Company approved the 2013 Incentive Compensation Plan (the “2013 Plan”). Upon stockholder approval of the 2013 Plan, the Company ceased making awards under a previous plan. A total of 1,250,000 shares of the Company’s common stock are reserved for issuance under the 2013 Plan, of which awards as to 949,500 shares were outstanding as of March 31, 2014. Thus, awards as to 300,500 shares remained available for grants under the 2013 Plan as of March 31, 2014.

In December 2013, the Company’s board of directors approved the 2013 Non-Employee Director Equity Incentive Plan (the “Director Plan”). A total of 570,000 shares of the Company’s common stock are reserved for issuance under the Director Plan. The shares reserved for issuance under the Director Plan are intended to be used to cover the stock options granted pursuant to the terms of the Company’s Non-Employee Director Compensation Plan. As of March 31, 2014, awards for 90,000 shares had been issued under the Director Plan. Therefore, awards for 480,000 shares remained available for grants under the Director Plan as of March 31, 2014.

Activity under all of the Company’s equity compensation plans during the three months ended March 31, 2014 is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2013	7,430,225	$1.47
Granted	90,000	1.40
Exercised	(162,500)	0.88
Forfeited	(12,500)	7.06
Outstanding at March 31, 2014	7,345,225	1.47

The estimated grant date fair values of options granted during the three months ended March 31, 2014 were calculated using the Black-Scholes valuation model, based on the following assumptions:

Dividend yield	0%
Expected Volatility	51.66% to 51.82%
Risk free Interest rates	1.95% to 2.07%
Expected lives (in years)	6.0

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the periods indicated below, share-based compensation expense related to options was:

Three Months Ended March 31,
2014	2013
$179,746	$318,467

As of March 31, 2014, there was unrecognized compensation expense of $1,043,739 related to outstanding stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the three months ended March 31, 2014 was as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2013	12,136,865	$1.33
Issued (see Note 5)	1,190,250	1.75
Outstanding at March 31, 2014	13,327,115	1.37

7.	Legal Proceeding

In June 2013, Custom Equity Research, Inc. d/b/a Summer Street Research Partners (“Summer Street”) commenced an arbitration proceeding alleging breach of contract and quantum meruit claims against the Company. Summer Street claims, among other things, that the Company owes Summer Street $480,000 in cash commissions, as well as warrants to purchase 460,338 shares of the Company's common stock, in connection with the Company’s engagement of Summer Street to serve as its financial advisor and placement agent for two financing transactions undertaken by the Company in 2011 and 2012, respectively. As required under the Company’s engagement agreements with Summer Street, the arbitration has been brought before JAMS, The Resolution Experts, an alternative dispute resolution provider. In the arbitration, the Company has filed counter-claims against Summer Street alleging fraud and misrepresentation, abuse of process and malicious prosecution, and the Company is seeking unspecified monetary damages from Summer Street in connection with the counter-claims. As of March 31, 2014, the parties were conducting discovery in preparation for the arbitration hearing, which is scheduled in July 2014.

Based on currently available information, the Company believes that it has meritorious defenses to Summer Street’s claims and that the likelihood is remote that the resolution of this matter will have a material adverse effect on the Company’s business, financial condition or future results of operations. As such, no liability associated with this matter has been recorded in the Company’s financial statements. However, due to the uncertainty surrounding the arbitration process, the Company is unable to reasonably estimate the ultimate outcome of the matter at this time.

8.	Modification of Co-Development Agreement

In February 2014, the Company and Siemens Medical Solutions USA, Inc. (“Siemens Medical”) entered into a Development Agreement (the “New Siemens Agreement”), which replaced and supersedes the Company’s Cooperation and Development Agreement with Siemens Aktiengesellschaft, Healthcare Sector (“Siemens AG”) entered into in 2009 (the “Original Siemens Agreement”). Therefore, upon execution of the New Siemens Agreement, the Company and Siemens AG terminated the Original Siemens Agreement. References below to “Siemens” will mean Siemens Medical or Siemens AG, as applicable.

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

Overview

We are a medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain and heart under direct, intra-procedural MRI guidance. We have two product platforms. Our ClearPoint system, which is in commercial use, is used to perform minimally invasive surgical procedures in the brain. We anticipate that our ClearTrace system, which is still in development, will be used to perform minimally invasive surgical procedures in the heart. Both systems utilize intra-procedural MRI to guide the procedures. Both systems are designed to work in a hospital’s existing MRI suite. We believe that our two product platforms, subject to appropriate regulatory clearance and approval, will deliver better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system.

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. In 2011, we also obtained CE marking approval for the ClearPoint system, which enables us to sell the ClearPoint system in the European Union. The vast majority of our product revenues for the three months ended March 31, 2014 and the year ended December 31, 2013 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system for commercial use; however, we have had an isolated sale of certain ClearTrace system components to a research site for non-commercial use. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we devoted substantial efforts to research and development. As of March 31, 2014, we had an accumulated deficit of $70.1 million. We may continue to incur operating losses as we commercialize our ClearPoint system products, continue to develop our ClearTrace system and expand our business generally.

Factors Which May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.

Revenues

In June 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. Future revenues from sales of our ClearPoint system products are difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses. We cannot sell our ClearTrace system for commercial use until we receive regulatory clearance or approval.

Generating recurring revenues from the sale of disposable products is an important part of our business model for our ClearPoint system. We anticipate that over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage each new installation of our ClearPoint system to generate recurring sales of our ClearPoint disposable products.

Our product revenues were $713,000 for the three months ended March 31, 2014, and $2.9 million for the year ended December 31, 2013. Since inception, the most significant source of our revenues has been related to our collaborative agreements with Boston Scientific, principally from recognition of $13.0 million of licensing fees we received in 2008. Revenues associated with these licensing fees were recognized on a straight-line basis over a five year period, which was the period we estimated for our continuing involvement in the development activities, and which period ended March 31, 2013.

Our revenue recognition policies are more fully described in note 2 of the condensed financial statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of Product Revenues

Cost of product revenues includes the direct costs associated with the assembly and purchase of disposable products and ClearPoint reusable products which we have sold, and for which we have recognized the revenue in accordance with our revenue recognition policy. Cost of product revenues also includes the allocation of manufacturing overhead costs and depreciation of loaned systems installed under our ClearPoint Placement Program, as well as write-offs of obsolete, impaired or excess inventory. Cost of product revenues also includes similar, applicable costs associated with the sale of any ClearTrace system components for non-commercial use.

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing and prototyping of our ClearPoint system products and our ClearTrace system components. This includes: the salaries, travel and benefits of research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; sponsored research and product development with third parties; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development expenses may increase as we: (1) continue our product development efforts for the ClearTrace system; (2) continue to develop enhancements to our ClearPoint system; and (3) expand our research to apply our technologies to additional product applications. From our inception through March 31, 2014, we incurred approximately $41 million in research and development expenses.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2014 from the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the SEC on March 28, 2014.

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	Quarter Ended March 31,		Percentage
($s in thousands)	2014	2013	Change
Product and other service revenues	$724	$460	57%
Development service revenues	99	154	(36)%
License revenues	-	650	(100)%
Cost of product revenues	351	226	55%
Research and development costs	818	771	6%
Selling, general and administrative expenses	1,801	1,633	10%
Gain on sale of intellectual property	(4,339)	-	NM
Other income (expense):
Gain on change in fair value of derivative liability	484	1,623	(70)%
Loss on loan modification	-	(1,356)	NM
Other income, net	103	374	(72)%
Interest expense, net	149	99	51%
Net income (loss)	2,630	(824)	NM

NM= not meaningful

Product and Other Service Revenues. Product and other service revenues were $724,000 for the three months ended March 31, 2014, and $460,000 for the same period in 2013, an increase of $264,000, or 57%. Product revenues for the three months ended March 31, 2014 were $713,000, compared to $460,000 for the same period in 2013, an increase of $253,000, or 55%. Product revenues included disposable product sales for the three months ended March 31, 2014 of $565,000, compared with $347,000 for the same period in 2013, an increase of $218,000, or 63%. The increase in disposable product sales resulted primarily from the higher number of ClearPoint procedures that were performed during the three months ended March 31, 2014 compared with the same period in 2013, as well as the sale of drug delivery catheters we manufactured on a contract basis for a third party. Approximately $92,000 of the product revenues for the three months ended March 31, 2014 related to the sale of ClearPoint system reusable products, compared with $113,000 for the same period in 2013. Due to the nature of capital product sales, ClearPoint system reusable product revenues may vary, sometimes significantly, from quarter to quarter. Product revenues for the three months ended March 31, 2014 also included $56,000 in ClearTrace system components sold to a research site for non-commercial use. Other service revenues, mostly related to installation services and ClearPoint service agreements, were $11,000 for the three months ended March 31, 2014. No such revenues were recorded during the same period in 2013.

Development Service Revenues. During the three months ended March 31, 2014 and 2013, we recorded development service revenues of $99,000 and $154,000, respectively, representing a decrease of 36%. The decrease reflects the winding down of a development project we have been performing on a contract basis. We do not expect development service revenues to be a long-term ongoing source of revenues.

License Revenues. License revenues of $650,000 recorded during the three months ended March 31, 2013 related to license fees we received in 2008 from Boston Scientific that were deferred and recognized over the period we estimated for our continued involvement with Boston Scientific’s development program for the licensed technology. That period ended on March 31, 2013; thus, all revenues related to the license fees we received in 2008 were recognized as of March 31, 2013.

Cost of Product Revenues. Cost of product revenues was $351,000 for the three months ended March 31, 2014, compared to $226,000 for the same period in 2013, an increase of 55%. The increase in cost of product revenues of 55% was consistent with the increase in product revenues for the same period.

Research and Development Costs.  Research and development costs were $818,000 for the three months ended March 31, 2014, compared to $771,000 for the same period in 2013, an increase of $47,000, or 6%. The increase was driven by a $181,000 increase in expenses related to our ClearTrace program, which was mostly offset by a decrease in ClearPoint product development costs of approximately $100,000 and a $37,000 decrease in share-based compensation expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.8 million for the three months ended March 31, 2014, compared with $1.6 million for the same period in 2013, an increase of $178,000, or 10%. The overall increase was driven by a $369,000 increase in sales and marketing expenses, which was partially offset by a $102,000 decrease in share-based compensation expense and a $95,000 decrease in expenses related to patent filings and related patent prosecution costs.

Gain on Sale of Intellectual Property. During the three months ended March 31, 2014, we recorded a gain of $4.3 million related to the sale certain intellectual property to Boston Scientific. The purchase price was satisfied through the cancellation of related party convertible notes payable we previously issued to Boston Scientific in the aggregate principal amount of $4.3 million. We recorded a gain equal to the purchase price, as the assets sold had not been previously recorded on our balance sheet.

Other Income (Expense). During the three months ended March 31, 2014 and 2013, we recorded gains of $484,000 and $1.6 million, respectively, resulting from changes in the fair value of the derivative liability associated with the warrants we issued in equity private placement transactions. During the three months ended March 31, 2013, we recorded a loss of $1.4 million related to the March 2013 Brainlab loan modification, which modification included a $1.9 million increase to the principal balance of the note, a decrease in the interest rate from 10% to 5.5%, and the elimination of the note’s equity conversion feature. The $1.4 million loss we recorded represented the difference between the carrying amount of the note plus the related accrued interest immediately prior to the loan modification and the fair value of the note immediately following the loan modification.

Net other income was $103,000 and $374,000 for the three months ended March 31, 2014 and 2013, respectively. Essentially all of the net other income for the three months ended March 31, 2013 related to negotiated reductions in amounts payable to service providers.

Net interest expense for the three months ended March 31, 2014 was $149,000, compared with $99,000 for the same period in 2013. The increase relates mostly to amortization of the debt discount arising from the Brainlab loan modification effected in March 2013.

Liquidity and Capital Resources

Our cumulative net loss from inception through March 31, 2014 was $70.1 million. We expect such losses to continue through at least the year ending December 31, 2014 as we continue to commercialize our ClearPoint system and pursue research and development activities related to our ClearTrace system. Net cash used in operations was $1.4 million for the three months ended March 31, 2014 and $7.8 million for the year ended December 31, 2013. Since inception, we have financed our activities principally from the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements.

Our primary financing activities during the three months ended March 31, 2014 and the year ended December 31, 2013 were a March 2014 private offering, which resulted in net proceeds of $3.5 million, and a January 2013 equity private placement, which resulted in net proceeds of $9.8 million. In addition, in March 2014, we completed a transaction with Boston Scientific that resulted in the cancellation of $4.3 million in related party convertible notes payable that were scheduled to mature in 2014. While we expect to continue to use cash in operations, we believe our cash and cash equivalents at March 31, 2014 of $5.8 million, combined with cash expected to be generated from product sales, will be sufficient to meet our anticipated cash requirements through at least March 2015.

During the remainder of 2014, we expect to increase revenues from sales of ClearPoint system products as a result of the additions we made in 2013 to our sales and clinical support team. If necessary, certain planned expenditures, including expenditures related to research and development projects, sponsored research, public and investor relations efforts, planned hires and patent filings, could be deferred or forgone if we believe it is necessary to do so in order to fund operations. In addition, if necessary, we could implement restrictions on non-essential travel, put in place a salary deferral program for certain employees, reduce utilization of outside professional service providers and implement a reduction in our workforce.

To the extent our available cash and cash equivalents are insufficient to satisfy our long-term operating requirements, we will need to seek additional sources of funds from the sale of equity or debt securities or through a credit facility, or we will need to modify our current business plan. There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, if at all. The sale of additional equity or convertible debt securities would likely result in dilution to our current stockholders.

Cash Flows

Cash activity for the three months ended March 31, 2014 and 2013 is summarized as follows:

	Three Months Ended March 31,
($s in thousands)	2014	2013
Cash used in operating activities	$(1,359)	$(2,243)
Cash used in investing activities	(2)	(8)
Cash provided by financing activities	3,646	9,829
Net increase in cash and cash equivalents	$2,285	$7,578

Net Cash Flows from Operating Activities. We used $1.4 million and $2.2 million of cash for operating activities during the three months ended March 31, 2014 and 2013, respectively. Net cash used in operating activities during the three months ended March 31, 2014 primarily reflected our $2.2 million income from operations, plus $370,000 for expenses paid through the issuance of common stock, plus a $318,000 reduction in accounts receivable and $180,000 in share-based compensation, less the gain on the sale of intellectual property of $4.3 million and a $148,000 increase in inventory. Net cash used in operating activities in the three months ended March 31, 2013 primarily reflected our $1.4 million loss from operations, plus the $810,000 reduction in accounts payable and accrued expenses and the $763,000 decrease in deferred revenue, partially offset by $318,000 in share-based compensation and $115,000 in depreciation and amortization.

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the three months ended March 31, 2014 and 2013 were $2,000 and $8,000, respectively.

Net Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2014 of $3.6 million related primarily to proceeds from our March 2014 private offering. Net cash provided by financing activities for the three months ended March 31, 2013 related to the $9.8 million of net proceeds generated from our January 2013 private placement.

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We could continue to incur net losses as we commercialize our ClearPoint system products, continue to develop our ClearTrace system, expand our corporate infrastructure and pursue additional applications for our technology platforms. Our cash balances are typically held in a variety of interest bearing instruments, including interest bearing demand accounts and certificates of deposit. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to successfully commercialize our ClearPoint products and complete the development of our ClearTrace system. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the timing of broader market acceptance and adoption of our ClearPoint system products;

●	the scope, rate of progress and cost of our ongoing product development activities relating to our ClearPoint system;

●	the scope, rate of progress and cost of our research and development activities relating to our ClearTrace system;

●	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;

●	the cost and timing of establishing inventories at levels sufficient to support our sales;

●	the effect of competing technological and market developments;

●	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

●	the cost and timing of any clinical trials;

●	the cost and timing of regulatory filings, clearances and approvals; and

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, because all of our investments are in short-term bank deposits and institutional money market funds. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II  – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

As we have previously reported, in June 2013, Custom Equity Research, Inc. d/b/a Summer Street Research Partners, or Summer Street, commenced an arbitration proceeding alleging breach of contract and quantum meruit claims against us. Summer Street claims, among other things, that we owe Summer Street $480,000 in cash commissions, as well as warrants to purchase 460,338 shares of our common stock, in connection with our engagement of Summer Street to serve as our financial advisor and placement agent for two financing transactions that we undertook in 2011 and 2012, respectively. As required under our engagement agreements with Summer Street, the arbitration has been brought before JAMS, The Resolution Experts, an alternative dispute resolution provider. In the arbitration, we have filed counter-claims against Summer Street alleging fraud and misrepresentation, abuse of process and malicious prosecution, and we are seeking unspecified monetary damages from Summer Street in connection with the counter-claims. As of March 31, 2014, the parties were conducting discovery in preparation for the arbitration hearing, which is scheduled in July 2014.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K which we filed with the SEC on March 28, 2014.

Risks Related to Our Business

We have incurred losses since our inception and we may continue to incur losses. If we fail to generate significant revenues from sales of our products, we may never achieve or sustain profitability.*

As of March 31, 2014, we had an accumulated deficit of approximately $70.1 million. The accumulated deficit has resulted principally from costs incurred in our research and development efforts and general operating expenses. We have incurred significant losses in each year since our inception in 1998, and we may continue to incur losses as we continue to invest capital in the sales and marketing of our products, development of our ClearTrace system and development of our business generally.

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

We are dependent on our sales personnel to obtain new customers for our ClearPoint system, and we are dependent on both our sales and clinical support personnel to increase sales of our ClearPoint system products to existing customers. We expect to continue building our sales and clinical support team to market and sell our ClearPoint system products, and to provide clinical support for customer use of our ClearPoint system products, in the United States. That effort, though, could take longer than we anticipate, in which case our commercialization efforts would be negatively impacted. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining a sufficient number of qualified sales and clinical support personnel. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we are unable to hire, train and retain sufficient numbers of effective personnel, or our personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

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

Our ClearPoint system products are purchased primarily by hospitals, which bill various third-party payors, including governmental healthcare programs, such as Medicare, and private insurance plans, for procedures in which our ClearPoint system is used. Reimbursement is a significant factor considered by hospitals in determining whether to acquire medical devices such as our ClearPoint system. Therefore, our ability to successfully commercialize our ClearPoint system depends significantly on the adequacy of coverage and reimbursement from these third-party payors.

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

To the extent we seek a new indication for use of, or new claims for, our ClearPoint system, the FDA may not grant 510(k) clearance or PMA approval of such new use or claims, which may affect our ability to grow our business.*

We received 510(k) clearance to market our ClearPoint system for use in general neurological interventional procedures. In the future, we could seek to obtain additional, more specific indications for use of our ClearPoint system beyond the general neurological intervention claim. To the extent we seek expanded claims for our ClearPoint system, such claims could, depending on their nature, require FDA 510(k) clearance or FDA approval of a PMA. Moreover, some specific ClearPoint system claims could require clinical trials to support regulatory clearance or approval. In the event we seek a new indication for use of, or new claims for, the ClearPoint system that we believe are necessary or desirable for successful commercialization, the FDA may refuse our requests for 510(k) clearance or PMA approval. Likewise, to the extent clinical trials are necessary, we may not successfully complete or have the funds to initiate such clinical trials.

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

Our business exposes us to potential product liability risks that are inherent in the manufacturing, marketing and sale of medical devices. We may be held liable if our products cause injury or death or are found otherwise unsuitable or defective during usage. Our ClearPoint system and our ClearTrace system incorporate mechanical and electrical parts, complex computer software and other sophisticated components, any of which can have defective or inferior parts or contain defects, errors or failures. Complex computer software is particularly vulnerable to errors and failures, especially when first introduced.

Because our ClearPoint system and our ClearTrace system are designed to be used to perform complex surgical procedures, defects could result in a number of complications, some of which could be serious and could harm or kill patients. The adverse publicity resulting from any of these events could cause physicians or hospitals to review and potentially terminate their relationships with us.

The medical device industry has historically been subject to extensive litigation over product liability claims. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or in adequate amounts. A product liability claim, regardless of its merit or eventual outcome, could result in:

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

Risks Related to Funding

In the event we need additional funding for our business, we may not be able to raise capital when needed or on terms that are acceptable to us, which could force us to delay, reduce or eliminate our commercialization efforts or our product development programs.*

We have not yet achieved profitability. Accordingly, we have financed our activities principally from sales of equity securities, borrowings and license arrangements. Most recently, in March 2014 we completed a private offering in which we sold securities, consisting of non-convertible notes payable and common stock warrants, for net proceeds of approximately $3.5 million. While we expect to continue to use cash in operations, we believe our cash and cash equivalents at March 31, 2014 of $5.8 million, combined with the net proceeds from the March 2014 private offering and cash expected to be generated from product sales, will be sufficient to meet our anticipated cash requirements through at least March 2015.

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

The funding requirements for our business will depend on many factors, including:

●	the timing of broader market acceptance and adoption of our ClearPoint system products;

●	the scope, rate of progress and cost of our ongoing product development activities relating to our ClearPoint system;

●	the scope, rate of progress and cost of our research and development activities relating to our ClearTrace system;

●	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;

●	the cost and timing of establishing inventories at levels sufficient to support our sales;

●	the effect of competing technological and market developments;

●	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

●	the cost and timing of any clinical trials;

●	the cost and timing of regulatory filings, clearances and approvals; and

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Risks Related to our Intellectual Property

If we, or the third parties from whom we license intellectual property, are unable to secure and maintain patent or other intellectual property protection for the intellectual property covering our products or our product candidates, our ability to compete will be harmed.

Our commercial success depends, in part, on obtaining patent and other intellectual property protection for the technologies contained in our products and product candidates. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. Our patent position is uncertain and complex, in part, because of our dependence on intellectual property that we license from others. If we, or the third parties from whom we license intellectual property, fail to obtain adequate patent or other intellectual property protection for intellectual property covering our products or product candidates, or if any protection is reduced or eliminated, others could use the intellectual property covering our products or product candidates, resulting in harm to our competitive business position. In addition, patent and other intellectual property protection may not provide us with a competitive advantage against competitors that devise ways of making competitive products without infringing any patents that we own or have rights to.

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

We need to hire and retain additional qualified personnel to grow and manage our business. If we are unable to attract and retain qualified personnel, our business and growth could be seriously harmed.*

Our performance depends on the talents and efforts of our employees. Our future success will depend on our ability to attract, retain and motivate highly skilled personnel in all areas of our organization, but particularly as part of our sales, clinical support and marketing team. We plan to continue to grow our business and will need to hire additional personnel to support this growth. It is often difficult to hire and retain these persons, and we may be unable to replace key persons if they leave or fill new positions requiring key persons with appropriate experience. If we experience difficulties locating and hiring suitable personnel in the future, our growth may be hindered. Qualified individuals are in high demand, particularly in the medical device industry, and we may incur significant costs to attract and retain them. If we are unable to attract and retain the personnel we need to succeed, our business and growth could be harmed.

If we do not effectively manage our growth, we may be unable to successfully market and sell our products or develop our product candidates.*

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. In order to achieve our business objectives, we must continue to grow. However, continued growth presents numerous challenges, including:

●	expanding our sales, clinical support and marketing infrastructure and capabilities;

●	expanding our assembly capacity and increasing production;

●	implementing appropriate operational and financial systems and controls;

●	improving our information systems;

●	identifying, attracting and retaining qualified personnel in our areas of activity; and

●	hiring, training, managing and supervising our personnel.

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

The shares of our common stock may trade infrequently and in low volumes in the over-the-counter market, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume. Even if we come to the attention of such institutionally oriented persons, they may be risk-averse in the current economic environment and could be reluctant to follow a company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our shares will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. As a result, investors could lose all or part of their investment.

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

Our common stock is defined as “penny stock” under the Exchange Act and its rules. The SEC has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

●	a broker-dealer must deliver, prior to the transaction, a disclosure schedule prepared by the SEC relating to the penny stock market;

●	a broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative;

●	a broker-dealers must disclose current quotations for the securities; and

●

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.*

As of April 30, 2014, almost all of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the Company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of shares of our common stock may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

Our directors, executive officers and their respective affiliates have significant influence over our affairs and could delay or prevent a change in corporate control.*

As of April 30, 2014, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, 20.3% of our common stock. As a result, these stockholders, acting together, have significant influence over the management and affairs of our Company. Accordingly, this concentration of ownership could have the effect of:

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2014, we issued 189,752 shares of common stock to a service provider in full payment and satisfaction of fees owed to the service provider in the amount of $332,068. We claimed exemption from registration under the Securities Act for the sale and issuance of such shares of common stock by virtue of Section 4(a)(2) of the Securities Act. The sale and issuance did not involve a public offering, and the purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment.

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

Date: May 13, 2014

MRI INTERVENTIONS, INC.

By:	/s/ Kimble L. Jenkins
Kimble L. Jenkins
Chief Executive Officer (Principal Executive Officer)

By:	/s/ David W. Carlson
David W. Carlson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-54575	3.1	May 11, 2012

3.2	Amended and Restated Bylaws	10-Q	000-54575	3.2	May 11, 2012

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate	10	000-54575	4.2	February 9, 2012

4.3	Form of 12% Second-Priority Secured Non-Convertible Promissory Note Due 2019 issued in March 2014 private offering	8-K	000-54575	4.1	March 10, 2014

4.4	Form of Warrant to Purchase Common Stock issued in March 2014 private offering	8-K	000-54575	4.2	March 10, 2014

10.1†*	Development Agreement between MRI Interventions, Inc. and Siemens Medical Solutions USA, Inc.

10.2†*	Asset Purchase Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation

10.3†*	Exclusive License Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation

10.4†*	Omnibus Amendment No. 1 to Technology License Agreement and Development Agreement dated March 19, 2014 between MRI Interventions, Inc. and Cardiac Pacemakers, Inc.

10.5†*

Omnibus Amendment No. 4 to Technology License Agreement and System and Lead Development and Transfer Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation

10.6	Form of Securities Purchase Agreement from March 2014 private offering	8-K	000-54575	10.1	March 10, 2014

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

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