Form 10-Q
period 2014-06-30
MRI INTERVENTIONS, INC.
filed 2014-08-11
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                   ☐ Yes ☒No

As of August 8, 2014, there were 58,956,869 shares of common stock outstanding.

MRI INTERVENTIONS, INC.

 ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under United States federal securities laws. The forward-looking statements are contained principally in the sections of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	future revenues from sales of ClearPoint system products;

•	our ability to market, commercialize and achieve broader market acceptance for our ClearPoint system products;

•	our ability to successfully complete the development of, and obtain regulatory clearance or approval for, our ClearTrace system; and

•	the estimates regarding the sufficiency of our cash resources.

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$4,076,079	$3,516,244
Accounts receivable	599,052	770,352
Inventory	1,944,183	1,477,161
Prepaid expenses and other current assets	50,245	174,870
Total current assets	6,669,559	5,938,627
Property and equipment, net	604,251	903,160
Software license inventory	875,000	927,500
Other assets	327,808	103,783
Total assets	$8,476,618	$7,873,070

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,144,610	$1,376,627
Accrued compensation	277,977	210,359
Other accrued liabilities	909,591	310,317
Derivative liabilites	2,388,522	3,747,858
Deferred product and service revenues	34,040	106,859
Related party convertible notes payable	-	4,338,601
Total current liabilities	4,754,740	10,090,621

Other accrued liabilities	703,928	531,830
Note payable, net of unamortized discount of $400,923 and $437,261 at June 30, 2014 and December 31, 2013, respectively	3,931,727	3,852,183
2010 junior secured notes payable, net of unamortized discount of $2,748,995 and $2,767,595 at June 30, 2014and December 31, 2013, respectively	269,604	232,405
2014 junior secured 12% notes payable, net of unamortized discount of $411,916 at June 30, 2014	3,325,376	-
Total liabilities	12,985,375	14,707,039
Commitments and contingencies (Notes 5, 6, 7, 8 and 9)
Stockholders' deficit:
Common stock, $0.01 par value; 100,000,000 shares authorized; 58,956,869 shares issued and outstanding at June 30, 2014; and 58,536,972 issued and outstanding, at December 31, 2013	589,568	585,369
Additional paid-in capital	66,616,975	65,333,264
Accumulated deficit	(71,715,300)	(72,752,602)
Total stockholders' deficit	(4,508,757)	(6,833,969)
Total liabilities and stockholders' deficit	$8,476,618	$7,873,070

See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Product revenues	$1,154,569	$497,373	$1,867,828	$957,626
Development service revenues	4,984	65,116	103,846	219,062
Other service revenues	29,351	-	39,761	-
Related party license revenues	-	-	-	650,000
Total revenues	1,188,904	562,489	2,011,435	1,826,688
Cost of product revenues	576,935	295,777	927,620	522,108
Research and development costs	898,423	741,817	1,716,044	1,513,270
Selling, general, and administrative expenses	1,929,134	1,703,191	3,729,933	3,336,638
Gain on sale of intellectual property	-	-	(4,338,601)	-
Operating loss	(2,215,588)	(2,178,296)	(23,561)	(3,545,328)
Other income (expense):
Gain on change in fair value of deriviative liabilities	875,546	955,271	1,359,336	2,578,969
Loss on note payable modification	-	-	-	(1,356,177)
Other income (expense), net	25,993	(6,945)	129,379	367,388
Interest income	4,644	7,771	7,251	14,890
Interest expense	(283,695)	(129,733)	(435,103)	(235,422)
Net income (loss)	$(1,593,100)	$(1,351,932)	$1,037,302	$(2,175,680)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.03)	$(0.02)	$0.02	$(0.04)
Diluted	$(0.03)	$(0.02)	$0.02	$(0.04)
Weighted average shares outstanding:
Basic	58,919,945	57,384,247	58,817,350	56,129,908
Diluted	58,919,945	57,384,247	60,602,643	56,129,908

See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2014	2013

Cash flows from operating activities:
Net income (loss)	$1,037,302	$(2,175,680)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and license amortization	206,076	231,368
Share-based compensation	363,908	642,591
Expenses paid through the issuance of common stock	337,735	66,767
Gain on change in fair value of derivative liabilities	(1,359,336)	(2,578,969)
Gain on negotiated reductions in account payable	(70,000)	(382,263)
Gain on sale of intellectual property	(4,338,601)	-
Loss on loan modification	-	1,356,177
Amortization of debt issuance costs and original issue discounts	142,880	53,553
Increase (decrease) in cash resulting from changes in:
Accounts receivable	171,300	4,728
Inventory	(299,644)	(259,033)
Prepaid expenses and other current assets	124,625	(24,432)
Other assets	(1,500)	-
Accounts payable and accrued expenses	676,973	(676,544)
Deferred revenue	(72,819)	(686,938)
Net cash flows from operating activities	(3,081,101)	(4,428,675)
Cash flows from investing activities:
Purchases of property and equipment	(5,378)	(55,844)
Net cash flows from investing activities	(5,378)	(55,844)
Cash flows from financing activities:
Net proceeds from equity private placement	-	9,829,014
Net proceeds from debt private placement	3,503,314	-
Proceeds from stock option exercises	143,000	13,375
Net cash flows from financing activities	3,646,314	9,842,389
Net change in cash and cash equivalents	559,835	5,357,870
Cash and cash equivalents, beginning of period	3,516,244	1,620,005
Cash and cash equivalents, end of period	$4,076,079	$6,977,875

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$323	$8,798

See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Statements of Cash Flows (continued)

(Unaudited)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●

During the six months ended June 30, 2013, ClearPoint reusable components with a cost of $84,260 were transferred from inventory to loaned systems, which is a component of property and equipment. During the six months ended June 30, 2014, a net amount of ClearPoint reusable components with a cost of $182,708 and accumulated depreciation of $67,830 were transferred from loaned systems to inventory at the net carrying cost.

●	In March 2013, in connection with a loan modification, accrued interest in the amount of $389,444 was rolled into the principal balance of a note payable.

●	In recording the January 2013 equity private placement transaction, deferred financing costs of $24,219 were netted against the proceeds recorded to additional paid-in capital.

●

In March 2014, the Company entered into an asset purchase agreement to sell certain intellectual property. The asset purchase price was satisfied through the cancellation of related party convertible notes payable in the aggregate amount of $4,338,601.

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

Liquidity and Management’s Plans

The cumulative net loss from the Company’s inception through June 30, 2014 was $71,715,300. Net cash used in operations was $3,081,101 for the six months ended June 30, 2014 and $7,777,931 for the year ended December 31, 2013. Since inception, the Company has financed its activities principally from the sale of equity securities, the issuance of notes payable and license arrangements.

The Company’s primary financing activities during the six months ended June 30, 2014 and the year ended December 31, 2013 were:

●	a March 2014 private offering (see Note 5), which resulted in net proceeds of $3,503,314; and

●	a January 2013 equity private placement, which resulted in net proceeds of $9,829,014.

In addition, in March 2014, the Company completed a transaction with Boston Scientific Corporation and certain of its affiliates (collectively “Boston Scientific”) that resulted in the cancellation of $4,338,601 in related party convertible notes payable held by Boston Scientific which were scheduled to mature in 2014 (see Note 4). While the Company expects to continue to use cash in operations, the Company believes its cash and cash equivalents at June 30, 2014 of $4,076,079, combined with cash expected to be generated from product sales, will be sufficient to meet its anticipated cash requirements through at least December 31, 2014.

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

Notes to Condensed Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) have been prepared on a basis consistent with the Company’s December 31, 2013 audited financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The condensed financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 28, 2014. The accompanying condensed balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2014 may not be indicative of the results to be expected for the entire year or any future periods.

Derivative Liability for Warrants to Purchase Common Stock

The derivative liability for warrants represents the fair value of warrants issued in connection with private placements of shares of the Company’s common stock. These warrants are presented as liabilities based on certain net cash settlement and exercise price reset, or down round provisions. The liability, which is recorded at fair value on the accompanying condensed balance sheets, is calculated utilizing the Monte Carlo simulation valuation method. The change in fair value of these warrants is recognized as other income or expense in the related statement of operations.

Fair Value Measurements

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to their short maturities.

The Company measures and records certain financial assets and liabilities at fair value on a recurring basis. GAAP provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority, referred to as Level 1, to quoted prices in active markets for identical assets and liabilities. The next priority, referred to as Level 2, is given to quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active; that is, markets in which there are few transactions for the asset or liability. The lowest priority, referred to as Level 3, is given to unobservable inputs. The table below reflects the level of the inputs used in the Company’s fair value calculation for instruments carried at fair value at:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

June 30, 2014
Derivative liability - warrants	$-	$-	$2,388,522	$2,388,522

December 31, 2013
Derivative liability - warrants	$-	$-	$3,747,858	$3,747,858

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

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of ASC Topic 606 on its financial statements.

3.	Inventory

Inventory consists of the following as of:

	June 30,	December 31,
	2014	2013
Work in process	$994,253	$673,860
Software license inventory	385,000	385,000
Finished goods	564,930	418,301
Inventory included in current assets	1,944,183	1,477,161
Software license inventory	875,000	927,500
	$2,819,183	$2,404,661

4.	Sale of Intellectual Property in Exchange for Cancellation of the Boston Scientific Notes

In March 2014, the Company entered into an Asset Purchase Agreement (the “BSC Purchase Agreement”) with Boston Scientific. Pursuant to the BSC Purchase Agreement, Boston Scientific purchased from the Company certain MRI-safety technology for implantable medical leads (the “Transferred Intellectual Property”) for an aggregate purchase price of $4,338,601. The Transferred Intellectual Property includes some, but not all, of the intellectual property the Company previously licensed exclusively to Boston Scientific within the fields of neuromodulation and implantable medical leads for cardiac applications. The purchase price was satisfied through the cancellation of three convertible notes payable issued by the Company to Boston Scientific in the aggregate principal amount of $4,338,601 (the “Boston Scientific Notes”). Accordingly, all obligations of the Company under the Boston Scientific Notes were discharged and the liens that secured the Company’s obligations under the Boston Scientific Notes were terminated and released. The Company recorded a gain in its statement of operations equal to the aggregate purchase price for the assets sold under the BSC Purchase Agreement.

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

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The warrants issued to the investors are exercisable, in full or in part, at any time prior to the fifth anniversary of the issuance date, at an exercise price of $1.75 per share, subject to adjustment from time to time for stock splits or combinations, stock dividends, stock distributions, recapitalizations and other similar transactions. Assumptions used in calculating the fair value of the warrants using the Black-Scholes valuation model were:

Dividend yield	0.0%
Expected Volatility	47.5% - 47.6%
Risk free Interest rates	1.73% - 1.70%
Expected lives (in years)	5.0

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

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Assumptions used in calculating the fair value of these warrants at June 30, 2014 are noted below:

Dividend yield	0.0%
Expected volatility	45.5% - 100.0%
Risk free interest rates	0.47% - 1.09%
Expected remaining term (in years)	3.01 to 3.57

In addition to the assumptions above, the Company also takes into consideration whether it would participate in another round of equity financing and, if so, what that stock price would be for such a financing at that time.

The fair values and the changes in fair values of the warrants accounted for as a derivative liability are reflected below:

Fair value at December 31, 2013	$3,747,858
Gain on change in fair value	(1,359,336)
Fair value at June 30, 2014	$2,388,522

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

In June 2013, the stockholders of the Company approved the 2013 Incentive Compensation Plan (the “2013 Plan”). Upon stockholder approval of the 2013 Plan, the Company ceased making awards under a previous plan. A total of 1,250,000 shares of the Company’s common stock are reserved for issuance under the 2013 Plan, of which awards as to 1,004,000 shares were outstanding as of June 30, 2014. Thus, awards as to 246,000 shares remained available for grants under the 2013 Plan as of June 30, 2014.

In December 2013, the Company’s board of directors approved the 2013 Non-Employee Director Equity Incentive Plan (the “Director Plan”). A total of 570,000 shares of the Company’s common stock are reserved for issuance under the Director Plan. The shares reserved for issuance under the Director Plan are intended to be used to cover the stock options granted pursuant to the terms of the Company’s Non-Employee Director Compensation Plan. As of June 30, 2014, awards for 250,000 shares had been issued under the Director Plan. Therefore, awards for 320,000 shares remained available for grants under the Director Plan as of June 30, 2014.

Activity under all of the Company’s equity compensation plans during the six months ended June 30, 2014 is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2013	7,430,225	$1.47
Granted	322,000	1.04
Exercised	(162,500)	0.88
Forfeited	(130,000)	1.88
Outstanding at June 30, 2014	7,459,725	1.46

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The estimated grant date fair values of options granted during the six months ended June 30, 2014 were calculated using the Black-Scholes valuation model, based on the following assumptions:

Dividend yield	0%
Expected Volatility	49.7% to 51.8%
Risk free Interest rates	1.95% to 2.71%
Expected lives (in years)	5.5 to 6.0

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the periods indicated below, share-based compensation expense related to options are:

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
$184,162	$324,124	$363,908	$642,591

As of June 30, 2014, there was unrecognized compensation expense of $952,349 related to outstanding stock options, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the six months ended June 30, 2014 was as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2013	12,136,865	$1.33
Issued (see Note 5)	1,190,250	1.75
Outstanding at June 30, 2014	13,327,115	1.37

7.	Legal Proceeding

In June 2013, Custom Equity Research, Inc. d/b/a Summer Street Research Partners (“Summer Street”) commenced an arbitration proceeding alleging breach of contract and quantum meruit claims against the Company. Summer Street claimed that the Company owed it additional cash commissions and common stock warrants in connection with the Company’s previous engagement of Summer Street to serve as its financial advisor and placement agent. In the arbitration, the Company filed counter-claims against Summer Street alleging fraud and misrepresentation, abuse of process and malicious prosecution. In July 2014, the Company and Summer Street entered into a settlement agreement, which resulted in the dismissal of the arbitration. Pursuant to the settlement agreement, the Company agreed to pay Summer Street $20,000.

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

Under the New Siemens Agreement, the Company, with cooperation, assistance and technical support from Siemens, will develop the commercial version of the research software platform created by Siemens under the Original Siemens Agreement. In addition, Siemens will develop certain software features (the “Host Features”) for a planned software release for certain Siemens MAGNETOM MRI systems. The Host Features will enable the connection of the Company’s software and catheters to those MAGNETOM MRI systems, and the Company will pay Siemens to perform development work for the Host Features. The Host Features, which will be owned by Siemens, will run within the MRI scanner system. The Host Features will then connect to the Company’s software, which will operate on a separate computer workstation, and enable the performance of MRI-guided cardiac ablation procedures.

MRI INTERVENTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

9.	Recent Commitments

In July 2014, the Company entered into an agreement with a healthcare consulting firm to perform a consulting engagement that is expected to be completed during the third quarter of 2014. Under the agreement, the Company will pay the consulting firm fees of $150,000 plus expenses. In addition, the Company entered into an agreement with another service provider in June 2014, under which the Company will be obligated to pay the service provider approximately $100,000 for the services to be provided.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. The vast majority of our product revenues for the six months ended June 30, 2014 and the year ended December 31, 2013 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system for commercial use; however, we have had an isolated sale of certain ClearTrace system components to a research site for non-commercial use. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we devoted substantial efforts to research and development. As of June 30, 2014, we had an accumulated deficit of $71.7 million. We may continue to incur operating losses as we commercialize our ClearPoint system products, continue to develop our ClearTrace system and expand our business generally.

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

Generating recurring revenues from the sale of disposable products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage each new installation of our ClearPoint system to generate recurring sales of our ClearPoint disposable products.

Our product revenues were $1.9 million for the six months ended June 30, 2014, and $2.9 million for the year ended December 31, 2013. Since inception, the most significant source of our revenues has been related to our collaborative agreements with Boston Scientific, principally from recognition of $13.0 million of licensing fees we received in 2008. Revenues associated with these licensing fees were recognized on a straight-line basis over a five year period, which was the period we estimated for our continuing involvement in the development activities, and which period ended March 31, 2013.

Our revenue recognition policies are more fully described in Note 2 to the condensed financial statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of Product Revenues

Cost of product revenues includes the direct costs associated with the assembly and purchase of disposable products and ClearPoint reusable products which we have sold, and for which we have recognized the revenue in accordance with our revenue recognition policy. Cost of product revenues also includes the allocation of manufacturing overhead costs and depreciation of loaned systems installed under our ClearPoint Placement Program, as well as write-offs of obsolete, impaired or excess inventory. Cost of product revenues also includes similar applicable costs associated with the sale of any ClearTrace system components for non-commercial use.

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing and prototyping of our ClearPoint system products and our ClearTrace system components. This includes: the salaries, travel and benefits of research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; sponsored research and product development with third parties; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development expenses may increase as we: (1) continue our ClearTrace system product development efforts; (2) continue to develop enhancements to our ClearPoint system; and (3) expand our research to apply our technologies to additional product applications. From our inception through June 30, 2014, we have incurred approximately $41 million in research and development expenses.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the six months ended June 30, 2014 from the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the SEC on March 28, 2014.

Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	Quarters Ended June 30,		Percentage
($s in thousands)	2014	2013	Change
Product and other service revenues	$1,184	$497	138%
Development service revenues	5	65	(92)%
Cost of product revenues	577	296	95%
Research and development costs	898	742	21%
Selling, general and administrative expenses	1,929	1,703	13%
Other income (expense):
Gain on change in fair value of derivative liability	875	955	(8)%
Other income (expense), net	26	(7)	NM
Interest expense, net	(279)	(121)	131%
Net income (loss)	(1,593)	(1,352)	18%

NM= not meaningful

Product and Other Service Revenues. Product and other service revenues were $1.2 million for the three months ended June 30, 2014, and $497,000 for the same period in 2013, an increase of $687,000, or 138%. Product and other service revenues included disposable product sales for the three months ended June 30, 2014 of $766,000, compared with $404,000 for the same period in 2013, an increase of $362,000, or 90%. The increase reflected customer purchases of disposable products during the three months ended June 30, 2014 for a higher number of performed and anticipated procedures compared with the same period in 2013. Approximately $389,000 of the product revenues for the three months ended June 30, 2014 related to the sale of ClearPoint system reusable products, compared with $93,000 for the same period in 2013, representing an increase of $296,000. Due to the nature of capital product sales, ClearPoint system reusable product revenues may vary, sometimes significantly, from quarter to quarter. Product and other service revenues for the three months ended June 30, 2014 also included $29,000 in other service revenues, mostly related to installation services and ClearPoint system service agreements. No such revenues were recorded during the same period in 2013.

Development Service Revenues. During the three months ended June 30, 2014 and 2013, we recorded development service revenues of $5,000 and $65,000, respectively, representing a decrease of $60,000. The decrease reflects the completion of a development project we performed on a contract basis. We do not expect development service revenues to be an ongoing source of revenues.

Cost of Product Revenues. Cost of product revenues was $577,000 for the three months ended June 30, 2014, compared to $296,000 for the same period in 2013, an increase of 95%. The increase in cost of product revenues of 95% was less than the 132% increase in product revenues as we are beginning to leverage certain fixed costs over greater production volumes.

Research and Development Costs.  Research and development costs were $898,000 for the three months ended June 30, 2014, compared to $742,000 for the same period in 2013, an increase of $156,000, or 21%. The increase was driven by a $181,000 increase in expenses related to our ClearTrace system development program, which was partially offset by a decrease in share-based compensation expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.9 million for the three months ended June 30, 2014, compared with $1.7 million for the same period in 2013, an increase of $226,000, or 13%. The overall increase was driven by a $322,000 increase in sales and marketing expenses, which was partially offset by a $103,000 decrease in share-based compensation expense.

Other Income (Expense). During the three months ended June 30, 2014 and 2013, we recorded gains of $875,000 and $955,000, respectively, resulting from changes in the fair value of the derivative liability associated with warrants we issued in equity private placement transactions.

Net other income was $26,000 for the three months ended June 30, 2014 compared with net other expense of $7,000 for the three months ended June 30, 2013.

Net interest expense for the three months ended June 30, 2014 was $279,000, compared with $121,000 for the same period in 2013. The increase relates mostly to interest expense, debt discount amortization, and the amortization of deferred financing costs related to the notes payable we issued in our March 2014 private offering.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	Six Months Ended June 30,		Percentage
($s in thousands)	2014	2013	Change
Product and other service revenues	$1,908	$958	99%
Development service revenues	104	219	(53)%
License revenues	-	650	(100)%
Cost of product revenues	928	522	78%
Research and development costs	1,716	1,513	13%
Selling, general and administrative expenses	3,730	3,337	12%
Gain on sale of intellectual property	(4,339)	-	NM
Other income (expense):
Gain on change in fair value of derivative liability	1,359	2,579	(47)%
Loss on loan modification	-	(1,356)	(100)%
Other income, net	129	367	(65)%
Interest expense, net	(428)	(220)	95%
Net income (loss)	1,037	(2,175)	(148)%

NM= not meaningful

Product and Other Service Revenues. Product and other service revenues were $1.9 million for the six months ended June 30, 2014, and $958,000 for the same period in 2013, an increase of $950,000, or 99%. Product and other service revenues included disposable product sales for the six months ended June 30, 2014 of $1.3 million, compared with $752,000 for the same period in 2013, an increase of $578,000, or 77%. The increase reflected customer purchases of disposable products during the six months ended June 30, 2014 for a higher number of performed and anticipated procedures, compared with the same period in 2013, as well as the sale of drug delivery catheters we manufactured on a contract basis for a third party. Approximately $481,000 of the product and other service revenues for the six months ended June 30, 2014 related to the sale of ClearPoint system reusable products, compared with $206,000 for the same period in 2013, an increase of $275,000. Product and other service revenues for the six months ended June 30, 2014 also included $56,000 in ClearTrace system components sold to a research site for non-commercial use. Other service revenues, mostly related to installation services and ClearPoint system service agreements, were $40,000 for the six months ended June 30, 2014. No such revenues were recorded during the same period in 2013.

Development Service Revenues. During the six months ended June 30, 2014 and 2013, we recorded development service revenues of $104,000 and $219,000, respectively, representing a decrease of $115,000. The decrease reflects the completion of a development project we performed on a contract basis. We do not expect development service revenues to be a long-term ongoing source of revenues.

License Revenues. License revenues of $650,000 recorded during the six months ended June 30, 2013 related to license fees we received in 2008 from Boston Scientific that were deferred and recognized over the period we estimated for our continued involvement with Boston Scientific’s development program for the licensed technology. That period ended on March 31, 2013; thus, all revenues related to the license fees we received in 2008 were recognized as of March 31, 2013.

Cost of Product Revenues. Cost of product revenues was $928,000 for the six months ended June 30, 2014, compared to $522,000 for the same period in 2013, an increase of 78%. The increase in cost of product revenues of 78% was less than the 95% increase in product revenues as we are beginning to leverage certain fixed costs over greater production volumes.

Research and Development Costs.  Research and development costs were $1.7 million for the six months ended June 30, 2014, compared to $1.5 million for the same period in 2013, an increase of $203,000, or 13%. The increase was driven by a $361,000 increase in expenses related to our ClearTrace system development program, which was partially offset by a decrease in product development costs of approximately $90,000 and a $73,000 decrease in share-based compensation expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3.7 million for the six months ended June 30, 2014, compared with $3.3 million for the same period in 2013, an increase of $393,000, or 12%. The overall increase was driven by a $690,000 increase in sales and marketing expenses, which was partially offset by a $205,000 decrease in share-based compensation expense and a $119,000 decrease in expenses related to professional services that was mostly attributed to a reduction in costs associated with patent filings and related patent prosecution costs.

Gain on Sale of Intellectual Property. During the six months ended June 30, 2014, we recorded a gain of $4.3 million related to the sale certain intellectual property to Boston Scientific. The purchase price was satisfied through the cancellation of related party convertible notes payable we previously issued to Boston Scientific in the aggregate principal amount of $4.3 million. We recorded a gain equal to the purchase price, as the assets sold had not been previously recorded on our balance sheet.

Other Income (Expense). During the six months ended June 30, 2014 and 2013, we recorded gains of $1.4 million and $2.6 million, respectively, resulting from changes in the fair value of the derivative liability associated with the warrants we issued in equity private placement transactions.

During the six months ended June 30, 2013, we recorded a loss of $1.4 million related to the March 2013 Brainlab loan modification, which modification included a $1.9 million increase to the principal balance of the note, a decrease in the interest rate from 10% to 5.5%, and the elimination of the note’s equity conversion feature. The $1.4 million loss we recorded represented the difference between the carrying amount of the note plus the related accrued interest immediately prior to the loan modification and the fair value of the note immediately following the loan modification.

Net other income was $129,000 and $367,000 for the six months ended June 30, 2014 and 2013, respectively. Net other income for the six months ended June 30, 2014 was attributable mostly to $75,000 in grant income and $70,000 in negotiated reductions in amounts payable to service providers. Essentially all of the net other income for the six months ended June 30, 2013 related to negotiated reductions in amounts payable to service providers.

Net interest expense for the six months ended June 30, 2014 was $428,000, compared with $220,000 for the same period in 2013. The increase relates mostly to interest on the notes payable we issued in our March 2014 private offering, as well as the amortization of the related debt discount and deferred financing costs recorded from that transaction.

Liquidity and Capital Resources

Our cumulative net loss from inception through June 30, 2014 was $71.7 million. We expect such losses to continue through at least the year ending December 31, 2014 as we continue to commercialize our ClearPoint system and pursue research and development activities related to our ClearTrace system. Net cash used in operations was $3.1 million for the six months ended June 30, 2014 and $7.8 million for the year ended December 31, 2013. Since inception, we have financed our activities principally from the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements.

Our primary financing activities during the six months ended June 30, 2014 and the year ended December 31, 2013 were a March 2014 private offering, which resulted in net proceeds of $3.5 million, and a January 2013 equity private placement, which resulted in net proceeds of $9.8 million. In addition, in March 2014, we completed a transaction with Boston Scientific that resulted in the cancellation of $4.3 million in related party convertible notes payable that were scheduled to mature in 2014. While we expect to continue to use cash in operations, we believe our cash and cash equivalents at June 30, 2014 of $4.1 million, combined with cash expected to be generated from product sales, will be sufficient to meet our anticipated cash requirements through at least December 2014.

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

Cash Flows

Cash activity for the six months ended June 30, 2014 and 2013 is summarized as follows:

	Six Months Ended June 30,
($s in thousands)	2014	2013
Cash used in operating activities	$(3,081)	$(4,429)
Cash used in investing activities	(5)	(55)
Cash provided by financing activities	3,646	9,842
Net increase in cash and cash equivalents	$560	$5,358

Net Cash Flows from Operating Activities. We used $3.1 million and $4.4 million of cash for operating activities during the six months ended June 30, 2014 and 2013, respectively. Net cash used in operating activities during the six months ended June 30, 2014 primarily reflected our $24,000 loss from operations, less a $677,000 increase in accounts payable and accrued expenses, less $364,000 in share-based compensation, less $338,000 related to expenses paid through the issuance of common stock, less $206,000 in depreciation and license amortization, less a $171,000 reduction in accounts receivable, plus the gain on the sale of intellectual property of $4.3 million and a $300,000 increase in inventory. Net cash used in operating activities during the six months ended June 30, 2013 primarily reflects our $3.5 million loss from operations, reduced by $643,000 in share-based compensation and $231,000 in depreciation and amortization, but increased by the $687,000 change in deferred revenue, the $677,000 decrease in accounts payable and accrued expenses and the $259,000 increase in inventory.

.Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2014 and 2013 were $5,000 and $55,000, respectively.

Net Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2014 of $3.6 million related primarily to proceeds from our March 2014 private offering. Net cash provided by financing activities for the six months ended June 30, 2013 related to the $9.8 million of net proceeds generated from our January 2013 private placement.

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

Foreign Currency Risk

To date, we have recorded no product sales in currencies other than U.S. dollars. We have only limited business transactions in foreign currencies. We do not currently engage in hedging or similar transactions to reduce our foreign currency risks, which at present, are not material. We believe we have no material exposure to risk from changes in foreign currency exchange rates at this time. We will continue to monitor and evaluate our internal processes relating to foreign currency exchange, including the potential use of hedging strategies.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

In June 2013, Custom Equity Research, Inc. d/b/a Summer Street Research Partners, or Summer Street, commenced an arbitration proceeding alleging breach of contract and quantum meruit claims against us. Summer Street claimed that we owed it additional cash commissions and common stock warrants in connection with our previous engagement of Summer Street to serve as our financial advisor and placement agent. In the arbitration, we filed counter-claims against Summer Street alleging fraud and misrepresentation, abuse of process and malicious prosecution. In July 2014, we entered into a settlement agreement with Summer Street, which resulted in dismissal of the arbitration. Pursuant to the settlement agreement, we agreed to pay Summer Street $20,000.

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

Risks Related to Our Business

We have incurred losses since our inception and we may continue to incur losses. If we fail to generate significant revenues from sales of our products, we may never achieve or sustain profitability.*

As of June 30, 2014, we had an accumulated deficit of approximately $71.7 million. The accumulated deficit has resulted principally from costs incurred in our research and development efforts and general operating expenses. We have incurred significant losses in each year since our inception in 1998, and we may continue to incur losses as we continue to invest capital in the sales and marketing of our products, development of our ClearTrace system and development of our business generally.

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

If we are unable to expand our marketing, sales and clinical support capabilities, we may be unable to generate significant growth in our product revenues.*

We expect to continue building our team to market and sell our ClearPoint system products, and to provide clinical support for customer use of our ClearPoint system products, in the United States. That effort, though, could take longer than we anticipate, in which case our commercialization efforts would be negatively impacted. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining a sufficient number of qualified personnel. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we are unable to hire, train and retain sufficient numbers of effective personnel, or our personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

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

In the United States, we believe that existing billing codes apply to procedures in which physicians use our ClearPoint system. Reimbursement levels for procedures using our ClearPoint system or any product that we may market in the future could be decreased or eliminated as a result of future legislation, regulation or reimbursement policies of third-party payors. Any such decrease or elimination would adversely affect the demand for our products and our ability to sell our products on a profitable basis. Furthermore, if procedures using our ClearPoint system gain market acceptance and the number of these procedures increases, the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicare Program, as well as other public or private payors, may establish new billing codes for those procedures that provide for a lower reimbursement amount than traditional approaches, which would adversely affect our financial results and business.

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

Clinical trials necessary to support 510(k) clearance or PMA approval for our ClearTrace system or any new indications for use for our ClearPoint system would be expensive and could require the enrollment of large numbers of suitable patients, who could be difficult to identify and recruit. Delays or failures in any necessary clinical trials would prevent us from commercializing any modified product or new product candidate and could adversely affect our business, operating results and prospects.

Initiating and completing clinical trials necessary to support 510(k) clearance or PMA approval for our ClearTrace system or any other product candidates that we may develop, or additional safety and efficacy data that the FDA may require for 510(k) clearance or PMA approval for any new specific indications of our ClearPoint system that we may seek, would be time consuming and expensive with an uncertain outcome. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials.

Conducting successful clinical trials could require the enrollment of large numbers of patients, and suitable patients could be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, the proximity to clinical sites of patients that are able to comply with the eligibility and exclusion criteria for participation in the clinical trial, and patient compliance. For example, patients could be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our product candidates or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to our product candidates.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy will be required and we may not adequately develop such protocols to support clearance or approval. Further, the FDA could require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial could cause an increase in costs and delays in the approval and attempted commercialization of our product candidates or result in the failure of the clinical trial. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

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

We will face competition from products and techniques already in existence in the marketplace. The markets for our ClearPoint system and our ClearTrace system are intensely competitive, and many of our competitors are much larger and have substantially more financial and human resources than we do. Many have long histories and strong reputations within the industry, and a relatively small number of companies dominate these markets. Examples of such large, well-known companies include Medtronic, Inc., St. Jude Medical Inc. and Biosense Webster Inc., a division of Johnson & Johnson.

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

Our business exposes us to potential product liability risks that are inherent in the manufacturing, marketing and sale of medical devices. We may be held liable if our products cause injury or death or are found otherwise unsuitable or defective during usage. Our ClearPoint system and our ClearTrace system each incorporates mechanical and electrical parts, complex computer software and other sophisticated components, any of which can have defective or inferior parts or contain defects, errors or failures. Complex computer software is particularly vulnerable to errors and failures, especially when first introduced.

Because our ClearPoint system and our ClearTrace system are each designed to be used to perform complex surgical procedures, defects could result in a number of complications, some of which could be serious and could harm or kill patients. The adverse publicity resulting from any of these events could cause physicians or hospitals to review and potentially terminate their relationships with us.

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

Risks Related to Funding

In the event we need additional funding for our business, we may not be able to raise capital when needed or on terms that are acceptable to us, which could force us to delay, reduce or eliminate our commercialization efforts or our product development programs.*

We have not yet achieved profitability. Accordingly, we have financed our activities principally from sales of equity securities, borrowings and license arrangements. Most recently, in March 2014 we completed a private offering in which we sold securities, consisting of non-convertible notes payable and common stock warrants, for net proceeds of approximately $3.5 million. While we expect to continue to use cash in operations, we believe our cash and cash equivalents at June 30, 2014 of $4.1 million, combined with the cash expected to be generated from product sales, will be sufficient to meet our anticipated cash requirements through at least December 2014.

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

●     customer notifications or orders for the repair or replacement of our products or refunds

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.*

As of July 31, 2014, almost all of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the Company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of shares of our common stock may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

Our directors, executive officers and their respective affiliates have significant influence over our affairs and could delay or prevent a change in corporate control.*

As of July 31, 2014, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, 20.5% of our common stock. As a result, these stockholders, acting together, have significant influence over the management and affairs of our Company. Accordingly, this concentration of ownership could have the effect of:

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

Not applicable.

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

Date: August 11, 2014

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

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+

This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.