Form 10-Q/A
period 2014-03-31
MRI INTERVENTIONS, INC.
filed 2014-08-29
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment Filing”) amends the Quarterly Report on Form 10-Q of MRI Interventions, Inc. (the “Company”) for the fiscal quarter ended March 31, 2014, which was originally filed on May 13, 2014 (the “Original Filing”). The Company is filing this Amendment Filing solely for the purpose of re-filing Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 thereto in response to comments received from the Staff of the Securities and Exchange Commission in connection with a confidential treatment request with respect to the Development Agreement between the Company and Siemens Medical Solutions USA, Inc., the Asset Purchase Agreement dated March 19, 2014 between the Company and Boston Scientific Neuromodulation Corporation, the Exclusive License Agreement dated March 19, 2014 between the Company and Boston Scientific Neuromodulation Corporation, the Omnibus Amendment No. 1 to Technology License Agreement and Development Agreement dated March 19, 2014 between the Company and Cardiac Pacemakers, Inc., and the Omnibus Amendment No. 4 to Technology License Agreement and System and Lead Development and Transfer Agreement dated March 19, 2014 between the Company and Boston Scientific Neuromodulation Corporation.

This Amendment Filing does not modify or update any part of or information set forth in the Original Filing other than Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS.

10.1†	Development Agreement between MRI Interventions, Inc. and Siemens Medical Solutions USA, Inc.

10.2†	Asset Purchase Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation

10.3†	Exclusive License Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation

10.4†	Omnibus Amendment No. 1 to Technology License Agreement and Development Agreement dated March 19, 2014 between MRI Interventions, Inc. and Cardiac Pacemakers, Inc.

10.5†

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

†

Portions of this exhibit have been omitted pursuant to a request for confidential treatment and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 29, 2014

MRI INTERVENTIONS, INC.

By:	/s/ David W. Carlson
David W. Carlson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)