Form 10-Q
period 2014-09-30
MRI INTERVENTIONS, INC.
filed 2014-11-14
CIK 1285550

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

☐ Yes ☒No

As of November 11, 2014, there were 58,986,797 shares of common stock outstanding.

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,894,681	$3,516,244
Accounts receivable	548,766	770,352
Inventory, net	2,255,839	1,477,161
Prepaid expenses and other current assets	48,092	174,870
Total current assets	4,747,378	5,938,627
Property and equipment, net	559,380	903,160
Software license inventory	892,500	927,500
Other assets	305,735	103,783
Total assets	$6,504,993	$7,873,070

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,436,386	$1,376,627
Accrued compensation	313,570	210,359
Other accrued liabilities	1,023,035	310,317
Derivative liabilites	3,169,679	3,747,858
Deferred product and service revenues	94,063	106,859
Related party convertible notes payable	-	4,338,601
Total current liabilities	6,036,733	10,090,621

Other accrued liabilities	789,976	531,830
Note payable, net of unamortized discount of $314,511 and $437,261 at September 30, 2014 and December 31, 2013, respectively	3,974,933	3,852,183
2010 junior secured notes payable, net of unamortized discount of $2,711,796 and $2,767,595 at September 30, 2014 and December 31, 2013, respectively	288,204	232,405
2014 junior secured 12% notes payable, net of unamortized discount of $382,686 at September 30, 2014	3,342,314	-
Total liabilities	14,432,160	14,707,039
Commitments and contingencies (Notes 5, 6, 7, 8 and 9)
Stockholders' deficit:
Common stock, $0.01 par value; 100,000,000 shares authorized; 58,986,797 shares issued and outstanding at September 30, 2014; and 58,536,972 issued and outstanding, at December 31, 2013	589,867	585,369
Additional paid-in capital	66,845,488	65,333,264
Accumulated deficit	(75,362,522)	(72,752,602)
Total stockholders' deficit	(7,927,167)	(6,833,969)
Total liabilities and stockholders' deficit	$6,504,993	$7,873,070

See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Product revenues	$588,343	$850,027	$2,456,171	$1,807,653
Development service revenues	-	49,052	103,846	268,114
Other service revenues	44,861	28,378	84,623	28,378
Related party license revenues	-	-	-	650,000
Total revenues	633,204	927,457	2,644,640	2,754,145
Cost of product revenues	315,852	365,497	1,243,472	887,605
Research and development costs	873,366	725,304	2,589,410	2,238,574
Selling, general, and administrative expenses	2,062,309	1,697,876	5,792,241	5,034,514
Gain on sale of intellectual property	-	-	(4,338,601)	-
Operating loss	(2,618,323)	(1,861,220)	(2,641,882)	(5,406,548)
Other income (expense):
Gain (loss) on change in fair value of deriviative liabilities	(781,157)	(1,250,857)	578,179	1,328,112
Loss on note payable modification	-	-	-	(1,356,177)
Other income, net	38,237	39,160	167,614	406,548
Interest income	2,804	5,798	10,055	20,688
Interest expense	(288,783)	(127,693)	(723,886)	(363,115)
Net loss	$(3,647,222)	$(3,194,812)	$(2,609,920)	$(5,370,492)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.05)	$(0.04)	$(0.09)
Weighted average shares outstanding:
Basic and diluted	58,957,191	58,254,039	58,864,305	56,845,732

 See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,609,920)	$(5,370,492)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and license amortization	294,639	346,183
Share-based compensation	555,909	1,003,028
Expenses paid through the issuance of common stock	374,546	101,683
Gain on change in fair value of derivative liabilities	(578,179)	(1,328,112)
Gain on negotiated reductions in account payable	(70,000)	(382,263)
Gain on sale of intellectual property	(4,338,601)	-
Loss on loan modification	-	1,356,177
Amortization of debt issuance costs and and original issue discounts	233,865	94,732
Increase (decrease) in cash resulting from changes in:
Accounts receivable	221,586	(342,274)
Inventory	(657,948)	(355,709)
Prepaid expenses and other current assets	126,778	(54,126)
Other assets	-	(2,125)
Accounts payable and accrued expenses	1,203,834	(678,042)
Deferred revenue	(12,796)	(652,460)
Net cash flows from operating activities	(5,256,287)	(6,263,800)
Cash flows from investing activities:
Purchases of property and equipment	(11,590)	(73,645)
Acquisition of license	-	(100,000)
Net cash flows from investing activities	(11,590)	(173,645)
Cash flows from financing activities:
Net proceeds from equity private placement	-	9,829,014
Net proceeds from debt private placement	3,503,314	-
Proceeds from stock option and warrant exercises	143,000	19,625
Net cash flows from financing activities	3,646,314	9,848,639
Net change in cash and cash equivalents	(1,621,563)	3,411,194
Cash and cash equivalents, beginning of period	3,516,244	1,620,005
Cash and cash equivalents, end of period	$1,894,681	$5,031,199

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$223,823	$10,709

 See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Statements of Cash Flows (continued)

(Unaudited)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●

During the nine months ended September 30, 2013, ClearPoint reusable components with a cost of $163,553 were transferred from inventory to loaned systems, which is a component of property and equipment. During the nine months ended September 30, 2014, a net amount of ClearPoint reusable components with a cost of $172,542 and accumulated depreciation of $86,812 were transferred from loaned systems to inventory at the net carrying cost.

●

In March 2013, in connection with a loan modification, accrued interest in the amount of $389,444 was rolled into the principal balance of a note payable and the principal balance of the note was increased by an additional $1,900,000.

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

MRI INTERVENTIONS, INC.

Condensed Statements of Cash Flows (continued)

(Unaudited)

1.	Description of the Business and Liquidity

MRI Interventions, Inc. (the “Company”) is a medical device company focused on the development and commercialization of technology that enables physicians to see inside the brain and heart using direct, intra-procedural magnetic resonance imaging (“MRI”) guidance while performing minimally invasive surgical procedures. The Company was incorporated in the state of Delaware in March 1998. The Company’s principal executive office is located in Memphis, Tennessee, and the Company’s principal operations are located in Irvine, California. The Company established MRI Interventions (Canada) Inc., a wholly-owned subsidiary incorporated in Canada, in August 2013. This subsidiary was established primarily for the purpose of performing software development and its activities are reflected in these condensed consolidated financial statements.

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

Liquidity and Management’s Plans

The cumulative net loss from the Company’s inception through September 30, 2014 was $75,362,522. Net cash used in operations was $5,256,287 for the nine months ended September 30, 2014 and $7,777,931 for the year ended December 31, 2013. Since inception, the Company has financed its activities principally from the sale of equity securities, the issuance of notes payable and license arrangements.

The Company’s primary financing activities during the nine months ended September 30, 2014 and the year ended December 31, 2013 were:

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

The Company believes its cash and cash equivalents at September 30, 2014 of $1,894,681, combined with cash expected to be generated from product sales, will be sufficient to meet its anticipated cash requirements into the first quarter of 2015. The Company is pursuing and evaluating opportunities to secure additional funding. These opportunities could involve the sale of equity or debt securities, entering into an agreement with a strategic partner, or some other form of collaborative relationship.

These consolidated condensed financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to secure sufficient funding on commercially reasonable terms, if at all, through the sale of equity or debt securities to continue operations, and the Company may not be able to timely enter into a strategic or other collaborative relationship on commercially reasonable terms, if at all, to continue operations. The sale of additional equity or convertible debt securities would result in dilution, which could be significant, to the Company’s current stockholders.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“condensed financial statements”) have been prepared on a basis consistent with the Company’s December 31, 2013 audited financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The condensed financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 28, 2014. The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and nine months ended September 30, 2014 may not be indicative of the results to be expected for the entire year or any future periods.

Derivative Liabilities for Warrants to Purchase Common Stock

Derivative liabilities for warrants represents the fair value of warrants issued in connection with private placements of shares of the Company’s common stock. The fair values of these warrants are presented as liabilities based on certain net cash settlement and exercise price reset, or down round provisions. These derivative liabilities, which are recorded on the accompanying condensed consolidated balance sheets, are calculated utilizing the Monte Carlo simulation valuation method. Changes in the fair values of these warrants are recognized as other income or expense in the related statement of operations.

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

September 30, 2014
Derivative liabilities - warrants	$-	$-	$3,169,679	$3,169,679

December 31, 2013
Derivative liabilities - warrants	$-	$-	$3,747,858	$3,747,858

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

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

Sales of ClearPoint reusable products: Generally, revenues related to ClearPoint reusable product sales are recognized upon installation of the system and the completion of training of at least one of the customer’s physicians, which typically occurs concurrently with the installation. Reusable products include software which is integral to the utility of the system as a whole. Sales of reusable products that have stand-alone value to the customer are recognized when risk of loss passes to the customer. Sales of ClearPoint reusable products to a distributor that has been trained to perform system installations and to conduct ClearPoint physician training are recognized at the time risk of loss passes to the distributor.

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

	As of September 30,
	2014	2013

Stock options	7,554,725	6,739,877
Warrants	13,327,115	12,203,489
Shares under convertible note agreements	-	542,325
	20,881,840	19,485,691

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of ASC Topic 606 on its financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this guidance is not expected to have any impact on the Company’s results of operations or financial position. The Company is currently evaluating the impact of this update on future disclosures concerning its liquidity position.

3.	Inventory, Net

Inventory consists of the following as of:

	September 30,	December 31,
	2014	2013
Work in process	$1,025,530	$673,860
Software license inventory	385,000	385,000
Finished goods	845,309	418,301
Inventory included in current assets	2,255,839	1,477,161
Software license inventory	892,500	927,500
	$3,148,339	$2,404,661

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The 2014 Secured Notes have a five-year term, and they bear interest at a rate of 12% per year, payable semi-annually, in arrears, on each six-month and one-year anniversary of the issuance date. The 2014 Secured Notes are not convertible into shares of the Company’s common stock. Following the third anniversary of the issuance date, the 2014 Secured Notes may be prepaid, without penalty or premium, provided that all principal and unpaid accrued interest under all 2014 Secured Notes is prepaid at the same time. Prior to the third anniversary of the issuance date, the Company may prepay all, but not less than all, of the principal and unpaid accrued interest under the 2014 Secured Notes at any time, subject to the Company’s payment of the additional prepayment premium stated in the notes. The 2014 Secured Notes are secured by a security interest in the Company’s property and assets, which security interest is junior and subordinate to the security interest that secures the senior secured note payable previously issued by the Company to Brainlab AG.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Dividend yield	0%
Expected volatility	47.5% - 47.7%
Risk free interest rates	1.73% - 1.76%
Expected lives (in years)	5.0

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

Assumptions used in calculating the fair value of these warrants at September 30, 2014 are noted below:

Dividend yield	0%
Expected volatility	38.5% - 100.0%
Risk free interest rates	0.76% - 1.18%
Expected remaining term (in years)	2.76 to 3.32

In addition to the assumptions above, the Company also takes into consideration whether it would participate in another round of equity financing and, if so, what that stock price would be for such a financing at that time.

The fair values and the changes in fair values of the warrants accounted for as derivative liabilities are reflected below:

Fair value at December 31, 2013	$3,747,858
Gain on change in fair value	(578,179)
Fair value at September 30, 2014	$3,169,679

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In June 2013, the stockholders of the Company approved the 2013 Incentive Compensation Plan (the “2013 Plan”). Upon stockholder approval of the 2013 Plan, the Company ceased making awards under a previous plan. A total of 1,250,000 shares of the Company’s common stock are reserved for issuance under the 2013 Plan, of which awards as to 1,054,000 shares were outstanding as of September 30, 2014. Thus, awards as to 196,000 shares remained available for grants under the 2013 Plan as of September 30, 2014.

In December 2013, the Company’s board of directors approved the 2013 Non-Employee Director Equity Incentive Plan (the “Director Plan”). A total of 570,000 shares of the Company’s common stock are reserved for issuance under the Director Plan. The shares reserved for issuance under the Director Plan are intended to be used to cover the stock options granted pursuant to the terms of the Company’s Non-Employee Director Compensation Plan. As of September 30, 2014, awards for 295,000 shares had been issued under the Director Plan. Therefore, awards for 275,000 shares remained available for grants under the Director Plan as of September 30, 2014.

Activity under all of the Company’s equity compensation plans during the nine months ended September 30, 2014 is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2013	7,430,225	$1.47
Granted	417,000	1.05
Exercised	(162,500)	0.88
Forfeited	(130,000)	1.88
Outstanding at September 30, 2014	7,554,725	1.46

The estimated grant date fair values of options granted during the nine months ended September 30, 2014 were calculated using the Black-Scholes valuation model, based on the following assumptions:

Dividend yield	0%
Expected volatility	49.7% to 51.8%
Risk free interest rates	1.90% to 2.71%
Expected lives (in years)	5.5 to 6.0

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the periods indicated below, share-based compensation expense related to options are:

Three Months Ended September 30,		Nine Months Ended September 30,
2014	2013	2014	2013
$192,001	$345,632	$555,909	$988,223

As of September 30, 2014, there was unrecognized compensation expense of $812,279 related to outstanding stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.

In October 2014, an option to purchase 2,400,000 shares of the Company’s common stock with an exercise price of $1.13 were issued to a new executive hired by the Company. The options vest over a three year period.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the nine months ended September 30, 2014 was as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2013	12,136,865	$1.33
Issued (see Note 5)	1,190,250	1.75
Outstanding at September 30, 2014	13,327,115	1.37

7.	Legal Proceeding

In June 2013, Custom Equity Research, Inc. d/b/a Summer Street Research Partners (“Summer Street”) commenced an arbitration proceeding alleging breach of contract and quantum meruit claims against the Company. Summer Street claimed that the Company owed it additional cash commissions and common stock warrants in connection with the Company’s previous engagement of Summer Street to serve as its financial advisor and placement agent. In the arbitration, the Company filed counter-claims against Summer Street alleging fraud and misrepresentation, abuse of process and malicious prosecution. In July 2014, the Company and Summer Street entered into a settlement agreement, which resulted in the dismissal of the arbitration. Pursuant to the settlement agreement, the Company paid Summer Street $20,000.

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

9.	Recent Commitments

In September 2014, the Company entered into new employment agreements with certain key employees. Among other provisions customary for agreements of this nature, the employment agreements provide for retention bonuses totaling $166,667 to be paid to the key employees if they are still employed by the Company on December 31, 2014, and additional retention bonuses totaling $333,333 if the key employees are still employed by the Company at July 31, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report. Historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. The vast majority of our product revenues for the nine months ended September 30, 2014 and the year ended December 31, 2013 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system for commercial use; however, we have had an isolated sale of certain ClearTrace system components to a research site for non-commercial use. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we devoted substantial efforts to research and development. As of September 30, 2014, we had an accumulated deficit of $75.4 million. We may continue to incur operating losses as we commercialize our ClearPoint system products, continue to develop our ClearTrace system and expand our business.

Factors Which May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.

Revenues

In September 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. Future revenues from sales of our ClearPoint system products are difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses. We cannot sell our ClearTrace system for commercial use until we receive regulatory clearance or approval.

Generating recurring revenues from the sale of disposable products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage each new installation of our ClearPoint system to generate recurring sales of our ClearPoint disposable products.

Our product revenues were $2.5 million for the nine months ended September 30, 2014, and $2.9 million for the year ended December 31, 2013. Since inception, the most significant source of our revenues has been related to our collaborative agreements with Boston Scientific, principally from recognition of $13.0 million of licensing fees we received in 2008. Revenues associated with these licensing fees were recognized on a straight-line basis over a five year period, which was the period we estimated for our continuing involvement in the development activities, and which period ended March 31, 2013.

Our revenue recognition policies are more fully described in Note 2 to the condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing and prototyping of our ClearPoint system products and our ClearTrace system components. This includes: the salaries, travel and benefits of research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; sponsored research and product development with third parties; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development expenses may increase as we: (1) continue our ClearTrace system product development efforts; (2) continue to develop enhancements to our ClearPoint system; and (3) expand our research to apply our technologies to additional product applications. From our inception through September 30, 2014, we have incurred approximately $42 million in research and development expenses.

Product development timelines, likelihood of success and total costs can vary widely by product candidate. There are also risks inherent in the regulatory clearance and approval process. At this time, we are unable to estimate with any certainty, the costs that we will incur in the continuing development of our ClearTrace system for commercialization.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2014 from the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the SEC on March 28, 2014.

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	Three Months Ended September 30,		Percentage
($s in thousands)	2014	2013	Change
Product and other service revenues	$633	$878	(28)%
Development service revenues	-	49	(100)%
Cost of product revenues	316	365	(13)%
Research and development costs	873	725	20%
Selling, general and administrative expenses	2,062	1,698	21%
Other income (expense):
Loss on change in fair value of derivative liabilities	(781)	(1,251)	(38)%
Other income, net	38	39	(3)%
Interest expense, net	(286)	(122)	134%
Net loss	(3,647)	(3,195)	14%

 Product and Other Service Revenues. Product and other service revenues were $633,000 for the three months ended September 30, 2014, and $878,000 for the same period in 2013, a decrease of $245,000, or 28%. Product and other service revenues included disposable product sales for the three months ended September 30, 2014 of $577,000, compared with $470,000 for the same period in 2013, an increase of $107,000, or 23%. The increase reflected customer purchases of disposable products during the three months ended September 30, 2014 for a higher number of performed and anticipated procedures compared with the same period in 2013. Approximately $11,000 of the product revenues for the three months ended September 30, 2014 related to the sale of ClearPoint system reusable products, compared with $380,000 for the same period in 2013, representing a decrease of $369,000. Due to the nature of capital product sales, ClearPoint system reusable product revenues may vary, sometimes significantly, from quarter to quarter. Product and other service revenues for the three months ended September 30, 2014 also included $45,000 in other service revenues, mostly related to ClearPoint system service agreements, compared with $28,000 for the same period in 2013.

Development Service Revenues. During the three months ended September 30, 2014 and 2013, we recorded development service revenues of $0 and $49,000, respectively. The decrease reflects the completion of a development project we performed on a contract basis. We do not expect development service revenues to be an ongoing source of revenues.

Cost of Product Revenues. Cost of product revenues was $316,000 for the three months ended September 30, 2014, compared to $365,000 for the same period in 2013, a decrease of 13%. The decrease in cost of product revenues of 13% was less than the 31% decrease in product revenues as certain fixed costs were spread over lower sales amounts and we recorded a provision for expired and obsolete products during the three months ended September 30, 2014 while no such amount was recorded during the same period in 2013.

Research and Development Costs.  Research and development costs were $873,000 for the three months ended September 30, 2014, compared to $725,000 for the same period in 2013, an increase of $148,000, or 20%. The increase was driven by a $181,000 increase in expenses related to our ClearTrace system development program, which was partially offset by a decrease in share-based compensation expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2.1 million for the three months ended September 30, 2014, compared with $1.7 million for the same period in 2013, an increase of $364,000, or 21%. The overall increase was driven by a $194,000 increase in sales and marketing expenses, a $115,000 increase related to a project performed by a healthcare consulting firm, a $109,000 increase in expenses related to general and administrative personnel, and an increase of $78,000 in recruiting costs related to the hiring of a new executive. The increased spending was partially offset by a $130,000 decrease in share-based compensation expense.

Other Income (Expense). During the three months ended September 30, 2014 and 2013, we recorded losses of $781,000 and $1.3 million, respectively, resulting from changes in the fair value of the derivative liability associated with warrants we issued in equity private placement transactions.

Net other income was $38,000 for the three months ended September 30, 2014 compared with net other income of $39,000 for the three months ended September 30, 2013.

Net interest expense for the three months ended September 30, 2014 was $286,000, compared with $122,000 for the same period in 2013. The increase relates mostly to interest expense, debt discount amortization, and the amortization of deferred financing costs related to the notes payable we issued in our March 2014 private offering.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Nine Months Ended September 30,		Percentage
($s in thousands)	2014	2013	Change
Product and other service revenues	$2,541	$1,836	38%
Development service revenues	104	268	(61)%
License revenues	-	650	(100)%
Cost of product revenues	1,243	888	40%
Research and development costs	2,589	2,239	16%
Selling, general and administrative expenses	5,792	5,035	15%
Gain on sale of intellectual property	(4,339)	-	NM
Other income (expense):
Gain on change in fair value of derivative liabilities	578	1,328	(56)%
Loss on loan modification	-	(1,356)	-
Other income, net	167	408	(59)%
Interest expense, net	(715)	(342)	109%
Net loss	(2,610)	(5,370)	(51)%

NM= not meaningful

Product and Other Service Revenues. Product and other service revenues were $2.5 million for the nine months ended September 30, 2014, and $1.8 million for the same period in 2013, an increase of $705,000, or 38%. Product and other service revenues included disposable product sales for the nine months ended September 30, 2014 of $1.9 million, compared with $1.2 million for the same period in 2013, an increase of $686,000, or 56%. The increase reflected customer purchases of disposable products during the nine months ended September 30, 2014 for a higher number of performed and anticipated procedures, compared with the same period in 2013, as well as the sale of drug delivery catheters we manufactured on a contract basis for a third party. Approximately $492,000 of the product and other service revenues for the nine months ended September 30, 2014 related to the sale of ClearPoint system reusable products, compared with $586,000 for the same period in 2013, a decrease of $94,000. Product and other service revenues for the nine months ended September 30, 2014 also included $56,000 in ClearTrace system components sold to a research site for non-commercial use. Other service revenues, mostly related to ClearPoint system service agreements and installation services, were $85,000 for the nine months ended September 30, 2014, and $28,000 for the same period in 2013

Development Service Revenues. During the nine months ended September 30, 2014 and 2013, we recorded development service revenues of $104,000 and $268,000, respectively, representing a decrease of $164,000. The decrease reflects the completion of a development project we performed on a contract basis. We do not expect development service revenues to be an ongoing source of revenues.

License Revenues. License revenues of $650,000 recorded during the nine months ended September 30, 2013 related to license fees we received in 2008 from Boston Scientific that were deferred and recognized over the period we estimated for our continued involvement with Boston Scientific’s development program for the licensed technology. That period ended on March 31, 2013; thus, all revenues related to the license fees we received in 2008 were recognized as of March 31, 2013.

 Cost of Product Revenues. Cost of product revenues was $1.2 million for the nine months ended September 30, 2014, compared to $888,000 for the same period in 2013, an increase of 40%. The increase in cost of product revenues of 40% was slightly more than the 36% increase in product revenues because we recorded a higher provision for expired and obsolete products during the nine months ended September 30, 2014 compared with the same period in 2013.

Research and Development Costs.  Research and development costs were $2.6 million for the nine months ended September 30, 2014, compared to $2.2 million for the same period in 2013, an increase of $350,000, or 16%. The increase was driven by a $542,000 increase in expenses related to our ClearTrace system development program, which was partially offset by a decrease in share-based compensation expense of approximately $112,000 and a $107,000 decrease in product development costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.8 million for the nine months ended September 30, 2014, compared with $5.0 million for the same period in 2013, an increase of $757,000, or 15%. The overall increase was driven by an $884,000 increase in sales and marketing expenses, a $105,000 increase in consulting expenses mostly related to a project performed by a healthcare consulting firm, and a $79,000 increase in hiring costs. These increases were partially offset by a $335,000 decrease in share-based compensation expense.

Gain on Sale of Intellectual Property. During the nine months ended September 30, 2014, we recorded a gain of $4.3 million related to the sale of certain intellectual property to Boston Scientific. The purchase price was satisfied through the cancellation of related party convertible notes payable we previously issued to Boston Scientific in the aggregate principal amount of $4.3 million. We recorded a gain equal to the purchase price, as the assets sold had not been previously recorded on our balance sheet.

Other Income (Expense). During the nine months ended September 30, 2014 and 2013, we recorded gains of $578,000 and $1.3 million, respectively, resulting from changes in the fair value of the derivative liability associated with the warrants we issued in equity private placement transactions.

During the nine months ended September 30, 2013, we recorded a loss of $1.4 million related to the March 2013 Brainlab loan modification, which modification included a $1.9 million increase to the principal balance of the note, a decrease in the interest rate from 10% to 5.5%, and the elimination of the note’s equity conversion feature. The $1.4 million loss we recorded represented the difference between the carrying amount of the note plus the related accrued interest immediately prior to the loan modification and the fair value of the note immediately following the loan modification.

Net other income was $167,000 and $408,000 for the nine months ended September 30, 2014 and 2013, respectively. Net other income for the nine months ended September 30, 2014 was attributable mostly to $75,000 in grant income and $70,000 in negotiated reductions in amounts payable to service providers. Net other income for the nine months ended September 30, 2013 was primarily related to negotiated reductions in amounts payable to service providers.

Net interest expense for the nine months ended September 30, 2014 was $715,000, compared with $342,000 for the same period in 2013. The increase relates mostly to interest on the notes payable we issued in our March 2014 private offering, as well as the amortization of the related debt discount and deferred financing costs recorded from that transaction.

Liquidity and Capital Resources

Our cumulative net loss from inception through September 30, 2014 was $75.4 million. We expect such losses to continue through at least the year ending December 31, 2014 as we continue to commercialize our ClearPoint system and pursue research and development activities related to our ClearTrace system. Net cash used in operations was $5.3 million for the nine months ended September 30, 2014 and $7.8 million for the year ended December 31, 2013. Since inception, we have financed our activities principally from the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements.

Our primary financing activities during the nine months ended September 30, 2014 and the year ended December 31, 2013 were a March 2014 private offering, which resulted in net proceeds of $3.5 million, and a January 2013 equity private placement, which resulted in net proceeds of $9.8 million. In addition, in March 2014, we completed a transaction with Boston Scientific that resulted in the cancellation of $4.3 million in related party convertible notes payable that were scheduled to mature in 2014.

We believe our cash and cash equivalents at September 30, 2014 of $1.9 million, combined with cash expected to be generated from product sales, will be sufficient to meet our anticipated cash requirements into the first quarter of 2015. The Company is pursuing and evaluating opportunities to secure additional funding. These opportunities could involve the sale of equity or debt securities, entering into an agreement with a strategic partner, or some other form of collaborative relationship.

We may not be able to secure sufficient funding on commercially reasonable terms, if at all, through the sale of equity or debt securities to continue operations, and we may not be able to timely enter into a strategic or other collaborative relationship on commercially reasonable terms, if at all, to continue operations. The sale of additional equity or convertible debt securities would result in dilution, which could be significant, to our current stockholders.

Cash Flows

Cash activity for the nine months ended September 30, 2014 and 2013 is summarized as follows:

	Nine Months Ended September 30,
($s in thousands)	2014	2013
Cash used in operating activities	$(5,256)	$(6,264)
Cash used in investing activities	(12)	(174)
Cash provided by financing activities	3,646	9,849
Net increase (decrease) in cash and cash equivalents	$(1,622)	$3,411

 Net Cash Flows from Operating Activities. We used $5.3 million and $6.3 million of cash for operating activities during the nine months ended September 30, 2014 and 2013, respectively. Net cash used in operating activities during the nine months ended September 30, 2014 primarily reflected our $2.6 million loss from operations, less a $1.2 million increase in accounts payable and accrued expenses, less $556,000 in share-based compensation, less $375,000 related to expenses paid through the issuance of common stock, less $295,000 in depreciation and license amortization, plus the gain on the sale of intellectual property of $4.3 million and a $658,000 increase in inventory. Net cash used in operating activities during the nine months ended September 30, 2013 primarily reflects our $5.4 million loss from operations, reduced by $1.0 million in share-based compensation and $346,000 in depreciation and amortization, but increased by the $678,000 decrease in accounts payable and accrued expenses, as well as the $652,000 decrease in deferred revenue, and the increases in inventory and accounts receivable of $356,000 and $342,000, respectively.

.Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2014 and 2013 were $12,000 and $174,000, respectively.

Net Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2014 of $3.6 million related primarily to proceeds from our March 2014 private offering. Net cash provided by financing activities for the nine months ended September 30, 2013 related to the $9.8 million of net proceeds generated from our January 2013 private placement.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

In June 2013, Custom Equity Research, Inc. d/b/a Summer Street Research Partners, or Summer Street, commenced an arbitration proceeding alleging breach of contract and quantum meruit claims against us. Summer Street claimed that we owed it additional cash commissions and common stock warrants in connection with our previous engagement of Summer Street to serve as our financial advisor and placement agent. In the arbitration, we filed counter-claims against Summer Street alleging fraud and misrepresentation, abuse of process and malicious prosecution. As previously reported, in July 2014, we entered into a settlement agreement with Summer Street, which resulted in dismissal of the arbitration. Pursuant to the settlement agreement, we paid Summer Street $20,000.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K which we filed with the SEC on March 28, 2014. In addition, the risks described under, and the caption entitled, “Our directors, executive officers and their respective affiliates have significant influence over our affairs and could delay or prevent a change in corporate control.” included in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 28, 2014 have been removed.

Risks Related to Our Business

We have incurred losses since our inception and we may continue to incur losses. If we fail to generate significant revenues from sales of our products, we may never achieve or sustain profitability.*

As of September 30, 2014, we had an accumulated deficit of approximately $75.4 million. The accumulated deficit has resulted principally from costs incurred in connection with our sales and marketing activities, research and development efforts and manufacturing activities and other general and administrative expenses associated with our operations. We have incurred significant losses in each year since our inception in 1998, and we may continue to incur losses as we continue to invest capital in the sales and marketing of our products, development of our ClearTrace system and development of our business generally.

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

We expect that sales of our ClearPoint system products will account for the vast majority of our revenues for at least the next few years. Our ClearPoint system may not gain broad market acceptance unless we continue to convince physicians, hospitals and patients of its benefits. Moreover, even if physicians and hospitals understand the benefits of our ClearPoint system, they still may elect not to use our ClearPoint system for a variety of reasons, such as:

●	the shift in location of the procedure from the operating room to the MRI suite;

●	demand for the MRI suite within the hospital, which may result in limited or no MRI scanner availability for procedures in which our ClearPoint system would be used;

●	the familiarity of the physician with other devices and surgical approaches;

●	the physician’s perception that there are insufficient benefits of our ClearPoint system relative to those other devices and surgical approaches;

●	budgetary constraints with respect to the purchase of our ClearPoint system hardware and software;

●	the price of our ClearPoint system disposable products, which may be higher than devices used with other surgical approaches; and

●	the physician’s perception that there is a lack of clinical data on the use of our ClearPoint system.

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

We have relatively limited experience marketing and selling our ClearPoint system, and if we are unable to expand, manage and maintain our marketing and sales capabilities, we may be unable to generate significant growth in our product revenues.*

We started selling our ClearPoint system on a limited basis in August 2010, and we did not begin to expand our sales and clinical support capabilities until the second half of 2011. As a result, we have relatively limited experience marketing and selling our ClearPoint system. As of September 30, 2014, our sales, clinical support and marketing team consisted of 15 employees, having increased from four employees as of December 31, 2011. Our operating results are directly dependent upon the marketing and sales efforts of our employees. If our team fails to adequately promote, market and sell our products, our sales would suffer.

We expect to continue building our team to market, sell and support our ClearPoint system products in the United States. That effort, though, could take longer than we anticipate, in which case our commercialization efforts would be negatively impacted. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, motivating and retaining a sufficient number of qualified personnel. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals, in which case our business would be harmed.

We have entered into a co-development and distribution agreement with Brainlab pursuant to, among other things, which we appointed Brainlab as a distributor of our ClearPoint system products in the United States and Europe. However, there is no assurance that Brainlab will be successful in marketing and selling our ClearPoint system products. In addition, under our agreement, Brainlab is not subject to any minimum sales or other performance requirements. Therefore, we may not realize the desired benefits from our agreement with Brainlab. To date, we have not generated significant revenues from our distribution relationship with Brainlab.

The existence of adequate coverage and reimbursement is important for sales of our products. If hospitals and physicians believe coverage and reimbursement from third-party payors for procedures utilizing our ClearPoint system products are inadequate, adoption of our products will be adversely affected and our revenues and prospects for profitability will suffer.*

Our ClearPoint system products are purchased primarily by hospitals, which bill various third-party payors, including governmental healthcare programs, such as Medicare, and private insurance plans, for procedures in which our ClearPoint system is used. Reimbursement is a significant factor considered by hospitals in determining whether to acquire and utilize medical devices such as our ClearPoint system products. Therefore, our ability to successfully commercialize our ClearPoint system depends significantly on the adequacy of coverage and reimbursement from these third-party payors. In the United States, coverage and reimbursement varies among payors.

Medicare pays hospitals a prospectively determined amount for inpatient operating costs. The prospective payment for a patient’s stay is determined by the patient’s condition and other patient data and procedures performed during the inpatient stay using a classification system known as Medicare Severity Diagnosis Related Groups, or MS-DRGs. Medicare pays a fixed amount to the hospital based on the MS-DRG into which the patient’s stay is assigned, regardless of the actual cost to the hospital of furnishing the procedures, items and services provided. Therefore, a hospital must absorb the cost of our products as part of the payment it receives for the procedure in which the products are used. In addition, physicians that perform procedures in hospitals are paid a set amount by Medicare for performing such services under the Medicare physician fee schedule. Medicare payment rates for both systems are established annually.

For commercial payors, reimbursement to hospitals and physicians generally is dependent upon the specific contract terms between the provider and the payor. Many commercial payors look to Medicare policies as a guideline in setting their coverage policies and payment amounts. However, the current coverage policies of these commercial payors may differ from the Medicare program, and the payment rates they make may be higher, lower or the same as the Medicare program. If Medicare reimbursement payments for hospitals and physicians are decreased or limited, coverage and reimbursement determinations by many commercial payors may be affected.

Because hospitals are reimbursed for the procedures in which our ClearPoint system products are used and our products are not separately reimbursed, the additional cost associated with the use of our products could impact hospital profit margins. Some hospitals could believe third-party reimbursement levels are not adequate to cover the cost of our ClearPoint system products. Furthermore, some physicians could believe third-party reimbursement levels are not adequate to compensate them for performing the procedures in which our products are used. Failure by hospitals and physicians to receive an amount that they consider to be adequate reimbursement for procedures in which our products are used will deter them from purchasing or using our products and will limit our sales growth.

The Affordable Care Act and other payment and policy changes may have a material adverse effect on our business.*

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, together, the Affordable Care Act, includes a number of provisions that should result in increased coordination between hospitals and physicians and alignment of financial incentives between hospitals and physicians to control hospital costs. Most significantly, the Affordable Care Act provides for a Medicare shared savings program whereby Medicare will share certain savings realized in the delivery of services to Medicare beneficiaries with accountable care organizations, which may be organized through various different legal structures between hospitals and physicians. Other payment reform provisions in the Affordable Care Act include pay-for-performance initiatives, payment bundling and the establishment of an independent payment advisory board. We expect that the overall result of such payment reform efforts and the increased coordination among hospitals and physicians will be voluntary reductions in the array of choices currently available to physicians with respect to diagnostic services, medical supplies and equipment. Such a reduction in physician choices may also result in hospitals reducing the overall number of vendors from which they purchase supplies, equipment and products. The Affordable Care Act could limit the acceptance and availability of our products, which would have an adverse effect on our financial results and business.

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

We currently have significant customer concentration, so economic difficulties or changes in the purchasing policies or patterns of our key customers could have a significant impact on our business and operating results.*

A small number of our hospital customers account for a substantial portion of our revenues from sales of ClearPoint disposable products. For example, our largest customer, the University of California, San Francisco Medical Center, or UCSF, accounted for 15% of our ClearPoint disposable product revenues for the nine months ended September 30, 2014. Likewise, Emory University Hospital, or Emory, accounted for 11% of our ClearPoint disposable product revenues for the same period. Sales to almost all of our customers, including UCSF and Emory, are not based on long-term, committed volume purchase contracts, and we may not continue to receive significant revenues from UCSF, Emory or any other customer. Because of our current customer concentration, our revenues could fluctuate, possibly significantly, due to a reduction or delay in orders from any of our significant customers, which could harm our business and results of operations.

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

Our business will be subject to economic, political, regulatory and other risks associated with international operations.*

At present, our commercialization activities for our ClearPoint system are focused in the United States. However, we do have CE marking approval to market our ClearPoint system in the European Union. In addition, we ultimately intend to market our ClearPoint system in other foreign jurisdictions as well. There are a number of risks associated with conducting business internationally, including:

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

The medical device industry has historically been subject to extensive litigation over product liability claims. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. Although we maintain product liability insurance that we believe is appropriate, this insurance coverage is subject to deductibles and coverage limitations, and may not be adequate to protect us against any future product liability claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or in adequate amounts. A product liability claim, regardless of its merit or eventual outcome, could result in:

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

Risks Related to Funding

We need additional funding for our business, without which we will be unable to continue operations as a going concern.*

At September 30, 2014, we had cash and cash equivalents of $1.9 million and a stockholders’ deficit of $7.9 million. We continue to incur losses from operations, as we had an operating loss of $2.6 million for the three months ended September 30, 2014. Net cash used in operations was $5.3 million for the nine months ended September 30, 2014 and $7.8 million for the year ended December 31, 2013. Since inception, we have financed our activities principally from the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements.

We believe our cash and cash equivalents at September 30, 2014, combined with the cash expected to be generated from product sales, will be sufficient to meet our anticipated cash requirements into only the first quarter of 2015. Therefore, we will require additional funding. We are pursuing and evaluating opportunities to secure that additional funding. These opportunities could involve the sale of equity or debt securities, entering into an agreement with a strategic partner, or some other form of collaborative relationship. In any event, we may not be able to secure sufficient funding on commercially reasonable terms, if at all, to continue our operations. If we cannot continue operations as a going concern, our stockholders may lose their entire investment in us.

Raising additional funds may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.*

To the extent we secure additional funds through the sale of equity or convertible debt securities, your ownership interest will be diluted, potentially significantly, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we secure additional funds through arrangements with a strategic or other collaboration partner, we may have to relinquish valuable rights to our technologies, products or product candidates or grant licenses on terms that are not favorable to us. Any of these events could adversely affect our ability to achieve our commercialization and/or product development goals and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

●

The federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, which established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services.

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

We will from time to time have agreements with physicians that could be scrutinized or could be subject to reporting requirements in the future, including consulting contracts in which we compensate physicians for various services, which could include:

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

●

The federal Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which strengthens and expands the HIPAA Privacy and Security Rules and its restrictions on use and disclosure of patient identifiable health information, including imposing liability on business associates of covered entities.

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

Risks Related to Facilities, Employees and Growth

We are dependent on our senior management team, our sales, clinical support and marketing team and our engineering team, and the loss of any of them could harm our business.*

All of our employees, including the members of our senior management team, are at-will employees, and therefore they may terminate employment with us at any time. Accordingly, there are no assurances that the services of any of our employees will be available to us for any specified period of time. The loss of members of our senior management team, our sales, clinical support and marketing team or our engineering team, or our inability to attract or retain other qualified personnel, could have a material adverse effect on our business, financial condition and results of operations. If the need to replace any of our key employees arises, the replacement process likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives.

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

Our operations are vulnerable to interruption or loss due to natural disasters, power loss and other events beyond our control, which would adversely affect our business.*

We do not have redundant facilities. We conduct a significant portion of our activities, including research and development, component processing, final assembly, packaging and distribution activities for our ClearPoint system, at a facility located in Irvine, California, which is a seismically active area that has experienced major earthquakes in the past, as well as other natural disasters, including wildfires. We have taken precautions to safeguard our facility, including obtaining business interruption insurance. However, any future natural disaster, such as an earthquake or a wildfire, could significantly disrupt our operations, and delay or prevent product assembly and shipment during the time required to repair, rebuild or replace our facility, which could be lengthy and result in significant expenses. Furthermore, the insurance coverage we maintain may not be adequate to cover our losses in any particular case or continue to be available at commercially reasonable rates and terms. In addition, our facility may be subject to shortages of electrical power, natural gas, water and other energy supplies. Any future shortage or conservation measure could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.*

As of October 31, 2014, almost all of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the Company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of shares of our common stock may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

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

Date: November 14, 2014

MRI INTERVENTIONS, INC.

By:	/s/ Kimble L. Jenkins
Kimble L. Jenkins
Chief Executive Officer (Principal Executive Officer)

By:	/s/ David W. Carlson
David W. Carlson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-54575	3.1	May 11, 2012

3.2	Amended and Restated Bylaws	10-Q	000-54575	3.2	May 11, 2012

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen of Common Stock Certificate

10.1	Employment Agreement by and between MRI Interventions, Inc. and Francis P. Grillo	8-K	000-54575	10.1	September 11, 2014

10.2	Employment Agreement by and between MRI Interventions, Inc. and David W. Carlson	8-K	000-54575	10.1	September 12, 2014

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

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