Form 10-K
period 2014-12-31
MRI INTERVENTIONS, INC.
filed 2015-03-17
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

___________________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-54575

MRI INTERVENTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2394628
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Musick	92618
Irvine, California	(Zip Code)
(Address of principal executive offices)

(949) 900-6833

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $63,348,677, based on the closing sale price as reported on OTC Markets.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at March 13, 2015
Common Stock, $.01 par value per share	74,842,428 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on June 4, 2015.

MRI INTERVENTIONS, INC.

TABLE OF CONTENTS

Item
		Page
	PART I

1.	Business.	1
1A.	Risk Factors.	23
1B.	Unresolved Staff Comments.	44
2.	Properties.	44
3.	Legal Proceedings.	44
4.	Mine Safety Disclosures.	44

	PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	45
6.	Selected Financial Data.	46
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	47
7A.	Quantitative and Qualitative Disclosures About Market Risk.	54
8.	Financial Statements and Supplementary Data.	55
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	55
9A.	Controls and Procedures.	55
9B.	Other Information.	56

	PART III

10.	Directors, Executive Officers and Corporate Governance.	56
11.	Executive Compensation.	56
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	56
13.	Certain Relationships and Related Transactions, and Director Independence.	56
14.	Principal Accounting Fees and Services.	56

	PART IV

15.	Exhibits, Financial Statement Schedules.	56

Trademarks, Trade Names and Service Marks

ClearConnect™, ClearPoint®, ClearTrace®, MRI Interventions®, SmartFlow®, SmartFrame® and SmartGrid® are trademarks of MRI Interventions, Inc. Any other trademarks, trade names or service marks referred to in this Annual Report are the property of their respective owners. As used in this Annual Report, Siemens refers to Siemens Aktiengesellschaft, Healthcare Sector, and its affiliates, Boston Scientific refers to Boston Scientific Corporation and its affiliates, and Brainlab refers to Brainlab AG.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E the Securities Exchange Act of 1934, as amended. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements, expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to market, commercialize and achieve broader market acceptance for our ClearPoint system products;

●	future revenues from sales of ClearPoint system products;

●	our ability to successfully complete the development of, and obtain regulatory clearance or approval for, our ClearTrace system;

●	the anticipated progress of our research and development activities;

●	the expected capabilities of our ClearTrace system; and

●	the estimates regarding the sufficiency of our cash resources.

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

Our products are designed to provide a new, minimally invasive surgical approach to address large patient populations for whom we believe current surgical techniques are deficient. Our ClearPoint system is a neuro-navigation system designed for placing catheters and electrodes across a variety of neurological diseases and conditions and for performing biopsies. Our ClearTrace system is designed to deliver catheter-based therapies to treat certain cardiac diseases. We believe that our two product platforms, subject to appropriate regulatory clearance and approval, will provide better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system.

●

Better Patient Outcomes. We believe that if a physician can see the surgical field, the surgical instruments and the patient’s anatomy all at the same time and in the same “imaging space,” the physician can more efficiently perform a surgical intervention in the brain or heart. Our product platforms, subject to appropriate regulatory clearance or approval, are designed to enable physicians to see the target site, guide the surgical instrument to the site, deliver the therapy, monitor for adverse events and complications and confirm the desired results of the procedure, all under high resolution, intra-procedural MRI. We believe that these capabilities will translate directly into better outcomes for the patients undergoing the procedures due to improved efficiency, the potential for the reduction of adverse events and side effects, as well as the potential for faster recovery times.

●

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

●

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

Our ClearPoint system is in commercial use. In June 2010, we received 510(k) clearance from the Food and Drug Administration, or FDA, to market our ClearPoint system in the United States for general neurological interventional procedures. In February 2011, we also obtained CE marking approval, which enables us to sell the ClearPoint system in the European Union. In April 2011, we entered into a co-development and distribution agreement with Brainlab, a leader in the image-guided surgery field, under which Brainlab serves as a distribution partner for our ClearPoint system. The ClearPoint system is intended to provide stereotactic guidance for the placement and operation of instruments or devices during planning and operation of neurological procedures within the MRI environment and in conjunction with MRI guidance. It is intended as an integral part of procedures that have traditionally used stereotactic methodologies. Those procedures include placement of electrodes, such as deep brain stimulation leads and depth electrodes, the placement of catheters, such as laser ablation catheters and drug delivery catheters, and biopsies. ClearPoint systems are in clinical use with MRI scanners from the three major manufacturers, Siemens, GE Healthcare and Philips Healthcare, as well as the two major interventional MR/OR platforms that are manufactured by IMRIS and Brainlab.

At present, we are focusing most of our efforts and resources on the commercialization of our ClearPoint system, which we believe can transform the field of minimally invasive neurosurgery. Looking to the future, we hope to achieve a similar outcome for minimally invasive procedures in the heart. Our ClearTrace system, a product candidate still in development, is designed to allow catheter-based minimally invasive procedures in the heart to be performed using continuous, intra-procedural MRI guidance. In May 2009, we entered into an exclusive development agreement with Siemens under which initial work related to the development of hardware and software needed for MRI-guided, catheter-based ablation procedures to treat cardiac arrhythmias, such as atrial fibrillation, was performed. Working closely with us, Siemens created a research version of the software platform specifically for use in MRI-guided cardiac ablation procedures with our catheters. In February 2014, we entered into a new exclusive development agreement with Siemens, which replaced our May 2009 agreement. Under the new development agreement, with cooperation, assistance and technical support from Siemens, we plan to develop the commercial version of the research software platform created by Siemens under our original agreement, and that software will serve as the software component of our ClearTrace system. Our development activities on the ClearTrace system are ongoing. We expect the initial market for our ClearTrace system will be the European Union, but we have not made any filings seeking regulatory clearance or approval for our ClearTrace system and we do not expect to make any such filings within at least the next 12 months.

We have a significant intellectual property portfolio in the field of MRI-guided interventions. As of February 28, 2015, our portfolio included over 50 United States patents and over 40 United States patent applications, which we wholly-own, co-own or have licensed. We also hold various foreign patents and patent applications that correspond with many of our United States patents and patent applications. Our technologies have been the subject of numerous peer-reviewed articles in medical and scientific journals. As a result of our product offerings, collaborative relationships and intellectual property position, we believe that we are well-positioned to remain on the forefront of the emerging market for MRI-guided minimally invasive surgical procedures.

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

MRI has important and advantageous properties that differentiate it from other imaging methods. MRI scans can provide images of any part of the body, in any plane of view, and offer more detailed information than other modalities, including fluoroscopy and computed tomography. Some of the unique advantages of MRI include:

●	soft tissue imaging that enables superior tissue visualization and enhanced differentiation between healthy and diseased tissues;

●	unlimited orientation and positioning of the imaging plane;

●	ability to directly acquire volumetric (three dimensional) data sets;

●	ability to evaluate both the structure and certain functions of internal organs; and

●	no harmful ionizing radiation exposure for either the patient or the physician.

There are over 5,000 1.5T and 3T MRI scanners installed in hospitals throughout the United States. MRI scanners are available in a number of different configurations and field strengths, which refers to the strength of the magnet used to create the magnetic field. Magnetic field strength is measured in Tesla, or T. The most common field strength for MRI scanners is 1.5T. Higher field strength scanners such as 3T MRI scanners are gaining commercial market adoption, offering faster scanner speeds and even higher resolution images than 1.5T MRI scanners.

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

Our Current Products and Product Candidates

ClearPoint Neuro Intervention System

General

Our ClearPoint system is designed to allow minimally invasive procedures in the brain to be performed in a hospital’s existing MRI suite. The ClearPoint system provides guidance for the placement and operation of instruments or devices during the planning and operation of neurological procedures performed within the MRI suite using MRI guidance. Our ClearPoint system is intended to be used as an integral part of procedures, such as biopsies and the insertion of catheters and electrodes, which have traditionally been performed using stereotactic methodologies. Our ClearPoint system is intended to be used with both 1.5T and 3T MRI scanners. Our research efforts for our ClearPoint system began in 2003, and in June 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the United States for general neurological interventional procedures. In February 2011, we also obtained CE marking approval for our ClearPoint system. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European Union medical device directives, and it allows us to market the ClearPoint system in the European Union. Today, ClearPoint systems are in clinical use with MRI scanners from the three major manufacturers, Siemens, GE Healthcare and Philips Healthcare, as well as the two major interventional MR/OR platforms, which are manufactured by IMRIS and Brainlab.

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

The development activity in, and the use of, local therapies is growing. For example, drug companies and researchers have identified and are investigating various compounds that are delivered directly into the diseased area of the brain, such as directly into the center of a tumor in the brain. Similarly, the medical community has developed a technique commonly referred to as focal lesioning, under which a special probe is inserted into a target area of the brain and a small area of diseased brain tissue is then destroyed by applying laser energy or radio frequency energy through the tip of the special probe. Physicians perform this procedure to treat disorders such as Parkinson’s disease, essential tremor and epilepsy. The medical community has also developed another local therapy known as deep brain stimulation, or DBS. DBS uses mild electrical pulses from an implanted device to stimulate a small target region in the brain. A DBS system looks and operates much like a cardiac pacemaker, except that instead of sending pulses to the heart, it delivers electrical stimulation through the electrodes placed at a precisely targeted area in the brain. The FDA has approved the use of DBS for the treatment of Parkinson’s disease and essential tremor. The FDA has also approved the use of DBS for the treatment of dystonia and obsessive compulsive disorder pursuant to humanitarian device exemptions. DBS is also being investigated as a therapy for other neurological disorders, such as epilepsy, treatment-resistant major depression and Alzheimer’s disease.

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

Our ClearPoint System Solution

We believe the design of our ClearPoint system can significantly simplify how stereotactic neurological interventions are performed. Instead of relying on the indirect guidance of pre-operative imaging, our ClearPoint system is based on a direct approach, in which a physician is guided by high resolution MRI during the procedure, which is designed to be performed in a standard hospital-based MRI scanner instead of a traditional operating room.

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

Our SmartFlow cannula has received 510(k) clearance and is indicated for use in the injection of Cytarabine, which is a chemotherapy drug, or the removal of cerebrospinal fluid from the ventricles of the brain during an intracranial procedure. Delivery of other therapeutic agents using our SmartFlow cannula is investigational. The SmartFlow cannula is a disposable device intended for single patient use only and is not intended for implant.

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

General

Catheter-based cardiac interventions performed in a fluoroscopy suite, generally referred to as a Cath Lab or EP Lab, have been the standard of care for the treatment of many cardiac disorders, such as cardiovascular disease. Certain procedures, such as stent placement, are well suited for fluoroscopic imaging because they do not require continuous, detailed visualization of the cardiac tissue. However, other procedures are not well suited for fluoroscopy because of the clinical need for continuous, high resolution imaging of the cardiac anatomy along with the interventional instruments. We believe an example of such a procedure is cardiac ablation to treat cardiac arrhythmias. Another example is the precision delivery of stem cells directly into the wall of the heart, which represents a promising therapy being researched for the treatment of heart failure.

We anticipate that our ClearTrace system will be similar to the conventional Cath Lab or EP Lab, but with two critical distinctions. First, unlike the Cath Lab or EP Lab, we believe the ClearTrace system, once we have completed its development, will provide a continuous, high resolution, four dimensional imaging environment (the fourth dimension being time), which will include detailed visualization of cardiac tissue, along with the cardiac catheters used to deliver the therapy. We believe that this capability is required for the next generation of interventional cardiac therapies. Second, we anticipate that the ClearTrace system will eliminate all radiation exposure for both the patient and physician from the X-ray utilized in current procedures. Under current catheter-based treatments utilizing fluoroscopy, radiation exposure can exceed 45 minutes. We believe that the attributes of our ClearTrace system could position it to be the therapy of choice for cardiac ablation procedures to treat cardiac arrhythmias, and the ideal platform for delivering future biologic therapies to treat heart failure and other similar cardiac disorders.

 We began preliminary research for an MRI-guided cardiac ablation procedure shortly following our inception in 1998. As a culmination of those research efforts, in May 2009, we entered into an exclusive development agreement with Siemens, under which we and Siemens performed initial work related to the development of hardware and software needed for MRI-guided, catheter-based ablation procedures to treat cardiac arrhythmias. Working closely with us, Siemens created a research version of the software platform specifically for use in MRI-guided cardiac ablation procedures with our catheters. In February 2014, we entered into new exclusive development agreement with Siemens, which replaced our May 2009 agreement. Under the new development agreement, with cooperation, assistance and technical support from Siemens, we plan to develop the commercial version of the research software platform created by Siemens under our original agreement, which software will be necessary for our ClearTrace system. With our agreement with Siemens, the ClearTrace system is designed for procedures that will be performed, at least initially, using certain Siemens MAGNETOM MRI systems. We believe that our exclusive relationship with Siemens secures an important strategic market position for our ClearTrace system.

ClearTrace System Components

We believe our ClearTrace system could represent a new paradigm in performing cardiac interventions. Similar to our ClearPoint system, the ClearTrace system is designed as an integrated system of hardware components, disposable components and intuitive, menu-driven software.

ClearTrace Hardware. The hardware components will be centered around our ClearConnect system, which is an MRI-compatible hardware and cabling system to enable catheter-based procedures in an MRI scanner.

ClearTrace Disposables. The disposable components will include, among other items, an ablation catheter and mapping catheter. Our ablation catheter will be used to perform MRI-guided delivery of ablative energy to create cardiac lesions. Our mapping catheter will be used for MRI-guided collection of intracardiac electrocardiogram signals and will include analog/digital filtering to enable electrocardiogram collection during scanning. All catheters and components will be MRI-compatible and tightly integrated with the MRI scanner.

ClearTrace Software. The ClearTrace system will include software designed to assist the physician in: surgical planning; creating three dimensional volumes of cardiac chambers; navigating our ClearTrace catheters within the cardiac chambers; visualizing lesions; tracking prior lesion locations; evaluating ablated cardiac tissue; and monitoring for possible adverse events. The ClearTrace system software will be integrated with our disposable components.

Regulatory Status

Our ClearTrace system is still under development, and, as noted above, we currently are focusing most of our efforts and resources on the commercialization of our ClearPoint system. At present, we are not able to estimate or predict when we expect to complete our development activities or when we expect to make a filing with a regulatory authority seeking approval or clearance for the ClearTrace system. However, we do not expect to make any such filing within at least the next 12 months. We expect the initial market for our ClearTrace system will be the European Union, and, therefore, we intend to seek CE marking approval for the ClearTrace system at the appropriate time. In the United States, we believe that most components of the ClearTrace system will be Class II medical devices and will fall under the FDA’s 510(k) regulatory process. However, we believe the ablation catheter component may be a Class III medical device and could require FDA approval of a premarket approval application, or PMA.

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

Siemens

We entered into a cooperation and development agreement with Siemens in May 2009, under which we and Siemens performed initial work related to the development of hardware and software needed for MRI-guided, catheter-based ablation procedures to treat cardiac arrhythmias. Pursuant to the terms of our agreement, we were generally responsible for developing catheters and other hardware, and Siemens was responsible for developing software, to our specifications. We were responsible for paying Siemens for its software development work, but, under the terms of the agreement, Siemens owned the software. Working closely with us, Siemens created a research version of the software platform specifically for use in MRI-guided cardiac ablation procedures with our catheters, but a commercial version was not developed.

In February 2014, we entered into a new development agreement with Siemens, which replaced our May 2009 agreement. Under the new agreement, with cooperation, assistance and technical support from Siemens, we plan to develop the commercial version of the research software platform created by Siemens under the original agreement. Once the development work is completed, subject to appropriate regulatory clearance or approval, we will sell the software as our own product, and the software will serve as the software component of our ClearTrace system.

Under the development agreement, Siemens developed, at our cost, certain software features, or host features, for certain of Siemens’ MAGNETOM MRI systems. The host features will enable the connection of our software and catheters to those MAGNETOM systems. The host features, which are owned by Siemens, run within the MRI scanner system. The host features will then connect to our software, which will operate on a separate computer workstation, and enable the performance of MRI-guided cardiac ablation procedures. Siemens will maintain technical compatibility of the host features with our software for the term of the development agreement.

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

In March 2014, Boston Scientific purchased from us some, but not all, of the intellectual property we had licensed exclusively to Boston Scientific within the fields of neuromodulation and implantable medical leads for cardiac applications. In connection with that purchase transaction, we entered into amendments to our development and license agreements with Boston Scientific to eliminate the milestone-based payments and royalties provided under those agreements. Accordingly, we are no longer entitled to receive future milestone-based payments or royalties under our development and license agreements with Boston Scientific.

The Johns Hopkins University

We have entered into certain exclusive license agreements with The Johns Hopkins University, or Johns Hopkins. For additional information regarding these licenses, see “Business–Intellectual Property.”

Sales and Marketing

Commercializing our ClearPoint system involves marketing primarily to:

●

physicians who care for patients suffering from neurological disorders, including neurosurgeons, who perform the neurological procedures, and neurologists, who interact with patients prior to and following surgery and who refer patients for surgery; and

●	hospitals involved in the treatment of neurological disorders and the opinion leaders at these hospitals.

There are approximately 4,800 neurosurgeons in the United States. Similar to many fields of medicine, some neurosurgeons elect to focus on a particular specialty within the neurological field. For example, some neurosurgeons focus their practice on spine surgeries, others more on open craniotomy surgeries and others more on minimally invasive approaches, such as functional neurosurgery. We believe our ClearPoint system may be most applicable to those functional neurosurgeons, as well as oncologic neurosurgeons, but we also market our ClearPoint system to other neurosurgeons. We believe that our ClearPoint system represents an attractive platform for a neurosurgery team within a hospital to perform various general neurological procedures.

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

Presently, our commercialization efforts for our ClearPoint system are being coordinated primarily through our Vice President, Sales and our Vice President, Marketing. As of February 28, 2015, our sales, clinical support and marketing team consisted of 15 employees.

Given the stage of development of the ClearTrace system, we have not developed a sales and marketing plan to commercialize ClearTrace either inside or outside the United States.

Research and Development

Continued innovation through research and development is important to our future success. As of February 28, 2015, our research and development team consisted primarily of seven employees. We have assembled an experienced team with recognized expertise in both the development of medical devices and advanced MRI technologies, including interventional MRI microcoils and catheters. We believe that our current research and development team is sufficient for our current needs; however, we may increase the size of our team depending on the progress of our ongoing research and development efforts. Our principal research and development goals are to continue to enhance our ClearPoint system and to complete development of our ClearTrace system.

We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were approximately $3,297,000 and $2,923,000 for the years ended December 31, 2014 and 2013, respectively.

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

Patents and Patent Applications

We have a significant patent portfolio in the field of MRI-guided interventions. As of February 28, 2015, we wholly-owned, co-owned or licensed over 50 United States patents and over 40 United States patent applications, as well as various foreign patents and foreign patent applications corresponding with many of our United States patents and applications. Our owned, issued patents expire at various dates beginning in 2020. Our licensed, issued patents expire at various dates beginning in 2015. Some of our patents and patent applications are co-owned by Boston Scientific, and, with respect to those patents and patent applications, we have licensing and cross-licensing arrangements in place with Boston Scientific. As a result of those arrangements, we have exclusive rights to all fields outside neuromodulation and implantable medical leads for cardiac applications, and we have licensed the fields of neuromodulation and implantable medical leads for cardiac applications to Boston Scientific.

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

In June 2008, we also entered into an exclusive license agreement with Johns Hopkins with respect to certain catheter technology. Under the agreement, we are obligated to pay a royalty to Johns Hopkins based on the sale of products or provision of services incorporating the licensed technology. Likewise, to the extent we sublicense any licensed technology to a third party, we agreed to pay Johns Hopkins a percentage of revenue we receive as a result of the sublicense. The license agreement terminates upon the expiration of the last to expire of the licensed patents.

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

ClearPoint System

Currently, we are not aware of any other company that offers a direct MRI-guided stereotactic system for neurological interventions, although two companies, Monteris Medical Inc. and Medtronic plc offer devices for laser ablation under direct MRI guidance. In addition, companies such as Brainlab, Medtronic plc, Elekta AB, FHC Inc., Neurologica Corporation, a subsidiary of Samsung Electronics Co., and Mazor Robotics Ltd. offer devices and systems for use in conventional stereotactic neurological procedures, such as surgical navigation workstations, frame-based and frameless stereotactic systems, portable computer tomography scanners and computer-controlled guidance systems, and these devices and systems are competitive with our ClearPoint system. Additionally, we could also face competition from other medical device, biotechnology and pharmaceutical companies that have the technology, experience and capital resources to develop alternative therapy methods, including MRI-guided technologies. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we have.

ClearTrace System

We are not aware of any company that currently offers a direct MRI-guided cardiac ablation system that has received regulatory clearance or approval. However, at least one company, Imricor Medical Systems, Inc., is in the process of developing such a system, and at least one other company, Philips Healthcare, has a research and development effort in this field. We are not aware of any potential competitive advantages or disadvantages relative to any such system under development; however, if any such company develops, obtains regulatory clearance or approval and achieves commercial success for a direct MRI-guided cardiac ablation system, the ClearTrace system could be rendered non-competitive.

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

Additionally, we will face competition from large companies who are engaged in the development and marketing of products for other treatments of cardiac arrhythmias. Their products include drugs, implantable devices, such as implantable defibrillators and pacemakers, and the devices used in open-heart surgery.

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

Regulatory Requirements of the United States Food and Drug Administration

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our products sold in the United States are subject to regulation as medical devices under the federal Food Drug and Cosmetic Act, or FDCA, as implemented and enforced by the FDA. The FDA governs the following activities that we perform or that are performed on our behalf, to ensure that the medical devices we manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

●	product design, preclinical and clinical development and manufacture;

●	product premarket clearance and approval;

●	product safety, testing, labeling and storage;

●	record keeping procedures;

●	product marketing, sales and distribution; and

●	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions and repair or recall of products.

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

If the FDA issues an order declaring the device to be Not Substantially Equivalent, or NSE, the device is placed into a Class III or PMA category. At that time, a company can request a de novo classification of the product. De novo generally applies where there is no predicate device and the FDA believes the device is sufficiently safe so that no PMA should be required. The request must be in writing and sent within 30 days from the receipt of the NSE determination. The request should include a description of the device, labeling for the device, reasons for the recommended classification and information to support the recommendation. The de novo process has a 60 day review period. If the FDA classifies the device into Class II, a company will then receive an approval order to market the device. This device type can then be used as a predicate device for future 510(k) submissions. However, if the FDA subsequently determines that the device will remain in the Class III category, the device cannot be marketed until the company has obtained an approved PMA.

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

PMA Approval Pathway

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process, or is not otherwise exempt from the FDA’s premarket clearance and approval requirements. A PMA must generally be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of our or our third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. Once a PMA is approved, the FDA may require that certain conditions of approval be met, such as conducting a post market clinical trial.

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

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. In addition to the requirements below, the Medical Device Reporting regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Additional regulatory requirements include:

●	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

●

QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

●	clearance of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;

●	approval of product modifications that affect the safety or effectiveness of one of our approved devices;

●	post-approval restrictions or conditions, including post-approval study commitments;

●	post-market surveillance regulations, which apply, when necessary, to protect the public health or to provide additional safety and effectiveness data for the device;

●	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

●	regulations pertaining to voluntary recalls; and

●	notices of corrections or removals.

As a medical device manufacturer, we are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. We have not yet been inspected by the FDA. We believe that we are in compliance with QSR and other regulations.

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the United States Federal Trade Commission, or FTC, and by state regulatory and enforcement authorities. Promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. Furthermore, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. In addition, we are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

Failure by us or by our third-party manufacturers and suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications or repair, replacement, refunds, recall, detention or seizure of our marketed products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying requests for 510(k) clearance or PMA approvals of new products or modified products;

●	withdrawing 510(k) clearances or PMA approvals that have already been granted;

●	refusal to grant export approval for our marketed products; or

●	criminal prosecution.

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

We are also subject to the United States Foreign Corrupt Practices Act and similar anti-bribery laws applicable in non-United States jurisdictions that generally prohibit companies and their intermediaries from making improper payments to non-United States government officials for the purpose of obtaining or retaining business. Because of the predominance of government sponsored healthcare systems around the world, we expect that many of customer relationships outside of the United States will be with governmental entities and therefore subject to such anti-bribery laws.

HIPAA and Other Privacy & Security Laws

As a part of HIPAA, Congress enacted the Administrative Simplification provisions, which are designed to require the establishment of uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities.” Several regulations have been promulgated under HIPAA, including: the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule, which restricts the use and disclosure of certain individually identifiable health information; the Standards for Electronic Transactions, which establishes standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; and the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule, which requires covered entities to implement and maintain certain security measures to safeguard certain electronic health information. Although we do not believe we are a covered entity and therefore are not currently subject to these standards directly, we expect that our customers generally will be covered entities and may ask us to contractually comply with certain aspects of these standards by entering into confidentiality agreement or, when appropriated, business associate agreements. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards could entail significant costs for us.

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

Employees

As of February 28, 2015, we had 37 full time employees, of whom seven were engaged primarily in research and development, eight in manufacturing and quality assurance, 15 in sales, clinical support and marketing, and seven in administrative and finance functions. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

We are in the process of consolidating key functions presently performed from our Memphis, Tennessee office into our Irvine, California facility. As a result, we are closing our Memphis, Tennessee office, and we will not retain any of our Memphis-based employees. We expect the transition process and the closure of our Memphis office to be complete by the middle of the second quarter of 2015.

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

As of December 31, 2014, we had an accumulated deficit of approximately $77.3 million. The accumulated deficit has resulted principally from costs incurred in connection with our sales and marketing activities, research and development efforts and manufacturing activities and other general and administrative expenses associated with our operations. We have incurred losses in each year since our inception in 1998, and we may continue to incur losses as we continue to invest capital in the sales and marketing of our ClearPoint products, development of our ClearTrace system and growth of our business generally.

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

We started selling our ClearPoint system on a limited basis in August 2010, and we did not begin to meaningfully expand our sales and clinical support capabilities until 2013. As a result, we have relatively limited experience marketing and selling our ClearPoint system. Our operating results are directly dependent upon the marketing and sales efforts of our employees. If our team fails to adequately promote, market and sell our products, our sales will suffer.

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

The existence of adequate coverage and reimbursement is important for sales of our products. If hospitals and physicians believe coverage and reimbursement from third-party payors for procedures utilizing our ClearPoint system products are inadequate, adoption of our products will be adversely affected and our revenues and prospects for profitability will suffer.

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

The Affordable Care Act includes a number of provisions that should result in increased coordination between hospitals and physicians and alignment of financial incentives between hospitals and physicians to control hospital costs. Most significantly, the Affordable Care Act provides for a Medicare shared savings program whereby Medicare will share certain savings realized in the delivery of services to Medicare beneficiaries with accountable care organizations, which may be organized through various different legal structures between hospitals and physicians. Other payment reform provisions in the Affordable Care Act include pay-for-performance initiatives, payment bundling and the establishment of an independent payment advisory board. We expect that the overall result of such payment reform efforts and the increased coordination among hospitals and physicians will be voluntary reductions in the array of choices currently available to physicians with respect to diagnostic services, medical supplies and equipment. Such a reduction in physician choices may also result in hospitals reducing the overall number of vendors from which they purchase supplies, equipment and products. The Affordable Care Act could limit the acceptance and availability of our products, which would have an adverse effect on our financial results and business.

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

We currently have significant customer concentration, so economic difficulties or changes in the purchasing policies or patterns of our key customers could have a significant impact on our business and operating results.

A small number of our hospital customers account for a substantial portion of our revenues from sales of ClearPoint disposable products. For example, our largest customer, the University of California, San Francisco Medical Center, or UCSF, accounted for 14% of our ClearPoint disposable product revenues for the year ended December 31, 2014. Likewise, Emory University Hospital, or Emory, accounted for 12% of our ClearPoint disposable product revenues for the same period. Sales to almost all of our customers, including UCSF and Emory, are not based on long-term, committed volume purchase contracts, and we may not continue to generate a similar level of revenues from UCSF, Emory or any other customer. Because of our current customer concentration, our revenues could fluctuate, possibly significantly, due to a reduction or delay in orders from any of our significant customers, which could harm our business and results of operations.

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

Many of the components and component assemblies of our ClearPoint system are provided to us by single-source suppliers. We generally purchase components and component assemblies through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. While alternative suppliers exist and have been identified for substantially all components, the disruption or termination of the supply of components and component assemblies could cause a significant increase in the cost of these components, which could affect our operating results. Our dependence on a limited number of third-party suppliers and the challenges we may face in obtaining adequate supplies involve several risks, including limited control over pricing, availability, quality and delivery schedules. A disruption or termination in the supply of components could also result in our inability to meet demand for our ClearPoint system, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the supplier of a key component or component assembly of our ClearPoint system, we may be required to verify that the new supplier maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new supplier could also adversely affect our ability to meet demand for our ClearPoint system.

Our ClearTrace system remains under development. We cannot be certain that we will be able to successfully complete development of, and obtain regulatory clearances or approvals for, our ClearTrace system in a timely fashion, or at all.

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

We anticipate that the initial market for our ClearTrace system will be the European Union and, at the appropriate time, we expect to seek CE marking approval for the ClearTrace system. The ClearTrace system consists of several components, one or more of which may require the submission of a PMA in the United States.

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

We received 510(k) clearance to market our ClearPoint system for use in general neurological interventional procedures. We could seek to obtain additional, more specific indications for use of our ClearPoint system beyond the general neurological intervention claim. To the extent we seek expanded claims for our ClearPoint system, such claims could, depending on their nature, require 510(k) clearance or FDA approval of a PMA. Moreover, some specific ClearPoint system claims could require clinical trials to support regulatory clearance or approval. In the event we seek a new indication for use of, or new claims for, the ClearPoint system that we believe are necessary or desirable for successful commercialization, the FDA may refuse our requests for 510(k) clearance or PMA approval. Likewise, to the extent clinical trials are necessary, we may not successfully complete or have the funds to initiate such clinical trials.

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

We will face competition from products and techniques already in existence in the marketplace. The markets for the ClearPoint system and the ClearTrace system are intensely competitive, and many of our competitors are much larger and have substantially more financial and human resources than we do. Many have long histories and strong reputations within the industry, and a relatively small number of companies dominate these markets. Examples of such large, well-known companies include Medtronic plc, St. Jude Medical Inc. and Biosense Webster Inc., a division of Johnson & Johnson.

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

Our business exposes us to potential product liability risks that are inherent in the manufacturing, marketing and sale of medical devices. We may be held liable if our products cause injury, or death or are found otherwise unsuitable or defective during usage. Our ClearPoint system and our ClearTrace system each incorporates mechanical and electrical parts, complex computer software and other sophisticated components, any of which can have defective or inferior parts or contain defects, errors or failures. Complex computer software is particularly vulnerable to errors and failures, especially when first introduced.

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

We have not yet achieved profitability. Accordingly, we have financed our activities principally from sales of equity securities, borrowings and license arrangements. Most recently, in December 2014, we raised $10.2 million, before commissions and offering expenses, from the sale of shares of our common stock and warrants to purchase shares of our common stock in a private placement transaction. Because of the various risks and uncertainties associated with the commercialization of medical devices, there can be no assurance that our cash resources will cover all of our costs until we achieve profitability. Therefore, we could need additional funding. Additional funds, if needed, may not be available on a timely basis or on terms that are acceptable to us, or at all, in which event we could take actions that negatively impact the commercialization of our ClearPoint system, or terminate or delay the development of the ClearTrace system.

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

To the extent we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we secure additional funds through arrangements with a strategic or other collaboration partner, we may have to relinquish valuable rights to our technologies, products or product candidates or grant licenses on terms that are not favorable to us. Any of these events could adversely affect our ability to achieve our commercialization and/or product development goals and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If we lose access to third-party software that is integrated into our ClearPoint system software, our costs could increase and new installations of our ClearPoint system could be delayed, potentially hurting our competitive position.

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

We are subject to ongoing FDA requirements, including: required submissions of safety and other post-market information; manufacturing facility registration and device listing requirements; compliance with the FDA’s medical device current Good Manufacturing Practice regulations, as codified in the Quality System Regulation, or QSR; requirements regarding field corrections and removals of our marketed products; reporting of adverse events and certain product malfunctions to the FDA; and numerous recordkeeping requirements. If we or any of our collaborators or suppliers fail to comply with applicable regulatory requirements, a regulatory agency may take action against us, including any of the following sanctions:

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

We and some of our third-party suppliers are required to comply with the FDA’s QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products and product candidates. We and our suppliers will also be subject to the regulations of foreign jurisdictions regarding the manufacturing process to the extent we market our products in these jurisdictions. The FDA enforces the QSR through periodic and unannounced inspections of manufacturing facilities. Our facilities were last inspected by the FDA for QSR compliance in September 2014. We anticipate that we and certain of our third-party suppliers will be subject to future inspections. The failure by us or one of our third-party suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations, could result in enforcement actions against us, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. If we fail to comply with the FDA’s QSR or any applicable state equivalent, we would be required to incur the costs and take the actions necessary to bring our operations into compliance, which may have a negative impact on our future sales and our ability to generate a profit.

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

●	Both HITECH and state data breach laws that necessitate the notification in certain situations of a breach that compromises the privacy or security of personal information.

●	Other federal and state laws restricting the use and protecting the privacy and security of patient information may apply, many of which are not preempted by HIPAA.

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

We do not have redundant facilities. With the closure of our Memphis, Tennessee office, we will conduct substantially all of our activities, including executive management, research and development, component processing, final assembly, packaging and distribution activities for our ClearPoint system, at our facility located in Irvine, California, which is a seismically active area that has experienced major earthquakes in the past, as well as other natural disasters, including wildfires. We have taken precautions to safeguard our facility, including obtaining business interruption insurance. However, any future natural disaster, such as an earthquake or a wildfire, could significantly disrupt our operations, and delay or prevent product assembly and shipment during the time required to repair, rebuild or replace our facility, which could be lengthy and result in significant expenses. Furthermore, the insurance coverage we maintain may not be adequate to cover our losses in any particular case or continue to be available at commercially reasonable rates and terms. In addition, our facility may be subject to shortages of electrical power, natural gas, water and other energy supplies. Any future shortage or conservation measure could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

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

As of February 28, 2015, almost all of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of common stock pursuant to a prospectus, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease approximately 7,400 square feet of space in Irvine, California under a lease that expires in September 2018. Our principal executive office and our principal operations are based at this facility. We believe that our Irvine, California facility is sufficient to meet our needs for the foreseeable future.

We also lease approximately 3,300 square feet of office space in Memphis, Tennessee, which we use for executive offices. We are in the process of closing our Memphis office, a process we expect to complete by the middle of the second quarter of 2015. Our Memphis, Tennessee lease expires in November 2015.

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

Quarter Ended	High Bid	Low Bid
Fiscal 2014
Fourth Quarter 2014 (through December 31, 2014)	$ 1.34	$ 0.74
Third Quarter 2014 (through September 30, 2014)	$ 1.28	$ 0.86
Second Quarter 2014 (through June 30, 2014)	$ 1.38	$ 0.65
First Quarter 2014 (through March 31, 2014)	$ 1.58	$ 1.15
Fiscal 2013
Fourth Quarter 2013 (through December 31, 2013)	$ 1.62	$ 1.28
Third Quarter 2013 (through September 30, 2013)	$ 1.49	$ 1.09
Second Quarter 2013 (through June 30, 2013)	$ 1.31	$ 1.06
First Quarter 2013 (through March 31, 2013)	$ 1.95	$ 1.18

Holders

As of February 28, 2015, we had 74,842,428 shares of common stock outstanding and no shares of preferred stock outstanding. As of February 28, 2015, we had approximately 600 stockholders of record. In addition, as of February 28, 2015, options and warrants to purchase 31,144,945 shares of common stock were outstanding, provided that 9,141,250 shares underlying such options and warrants were subject to derivative restriction agreements.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	4,477,309	$ 1.29	211,833

Equity compensation plans not approved by stockholders (1)(2)(3)(4)(5)(6)(7)	5,866,000	$ 1.41	275,000

Total	10,343,309	$ 1.36	486,833

(1)	The information presented in this table is as of December 31, 2014.

(2)

We adopted our 2010 Non-Qualified Stock Option Plan in December 2010. The plan provided for the issuance of non-qualified stock options to purchase up to 2,565,675 shares of our common stock. We ceased making awards under the plan upon the adoption of our 2012 Incentive Compensation Plan. As of December 31, 2014, options to purchase 2,371,000 shares of our common stock were outstanding under the 2010 Non-Qualified Stock Option Plan.

(3)

In November 2012 and November 2014, we entered into written compensatory contracts with Robert C. Korn, our Vice President, Sales, pursuant to which we awarded Mr. Korn non-qualified stock options to purchase 150,000 shares and 100,000 shares, respectively, of our common stock.

(4)

In December 2013, we entered into written compensatory contracts with an employee and a non-employee director pursuant to which we awarded those individuals non-qualified stock options to purchase 75,000 shares and 125,000 shares, respectively, of our common stock.

(5)

In December 2013, we adopted our 2013 Non-Employee Director Equity Incentive Plan. The plan provides for the issuance of awards with respect to an aggregate of 570,000 shares of our common stock. As of December 31, 2014, 295,000 were outstanding under the 2013 Non-Employee Director Equity Incentive Plan.

(6)

In October 2014, we entered into a written compensatory contract with Francis P. Grillo pursuant to which we awarded Mr. Grillo non-qualified stock options to purchase 2,400,000 shares of our common stock. Mr. Grillo, who initially joined the company as our President, became our Chief Executive Officer on January 1, 2015.

(7)

In December 2014, we entered into a written compensatory contract with Wendelin C. Maners, our Vice President, Marketing, pursuant to which we awarded Ms. Maners non-qualified stock options to purchase 350,000 shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

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

 In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. The vast majority of our product revenues for the years ended December 31, 2014 and 2013 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system for commercial use; however, we have had an isolated sale of certain ClearTrace system components to a research site for non-commercial use. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we devoted substantial efforts to research and development. As of December 31, 2014, we had an accumulated deficit of $77.3 million. We may continue to incur operating losses as we commercialize our ClearPoint system products, continue to develop our ClearTrace system, and expand our business.

Factors Which May Influence Future Results of Operations

The following is a description of factors which may influence our future results of operations, and which we believe are important to an understanding of our business and results of operations.

Revenues

In June 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. Future revenues from sales of our ClearPoint system products are difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general, and administrative expenses. We cannot sell our ClearTrace system for commercial use until we receive regulatory clearance or approval.

Generating recurring revenues from the sale of disposable products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage each new installation of our ClearPoint system to generate recurring sales of our ClearPoint disposable products.

Our product revenues were $3.4 million and $2.9 million for the years ended December 31, 2014 and 2013, respectively, and were almost exclusively related to our ClearPoint system. Since inception, the most significant source of our revenues has been related to our collaborative agreements with Boston Scientific, principally from recognition of the $13.0 million of licensing fees, which we received in 2008. Revenues associated with these licensing fees were recognized on a straight-line basis over a five year period, which was the period we estimated for our continuing involvement in the development activities, and which period ended in the first quarter of 2013.

Our revenue recognition policies are more fully described in the “Critical Accounting Policies and Significant Judgments and Estimates” section below.

Cost of Product Revenues

Cost of product revenues includes the direct costs associated with the assembly and purchase of disposable products and ClearPoint system reusable products which we have sold, and for which we have recognized the revenue in accordance with our revenue recognition policy. Cost of product revenues also includes the allocation of manufacturing overhead costs and depreciation of loaned systems installed under our ClearPoint Placement Program, as well as any provision for obsolete, impaired, or excess inventory. Cost of product revenues also includes similar applicable costs associated with the sale of any ClearTrace system components for non-commercial use.

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and our ClearTrace system components. This includes: the salaries, travel, and benefits of research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; sponsored research and product development with third parties; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development expenses may increase as we: (1) continue our ClearTrace system product development efforts; (2) continue to develop enhancements to our ClearPoint system; and (3) expand our research to apply our technologies to additional product applications. From our inception through December 31, 2014, we have incurred approximately $43 million in research and development expenses.

Product development timelines, likelihood of success, and total costs can vary widely by product candidate. There are also risks inherent in the regulatory clearance and approval process. At this time, we are unable to estimate with any certainty the costs that we will incur in the continuing development of our ClearTrace system for commercialization.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of: salaries, sales incentive payments, travel and benefits, including related share-based compensation; marketing costs; professional fees, including fees for attorneys and outside accountants; occupancy costs; insurance; medical device excise taxes; and other general and administrative expenses, which include corporate licenses, director fees, hiring costs, taxes, postage, office supplies and meeting costs. Our selling, general and administrative expenses are expected to increase due to costs associated with the commercialization of our ClearPoint system and increased headcount necessary to support our continued growth in operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments have an impact on revenue recognition, computation of the fair value of our derivative liabilities, and the determination of share-based compensation and financial instruments. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition. Our revenues are comprised of: (1) product revenues resulting from the sale of ClearPoint system reusable products, disposable products and ClearTrace components; (2) license and development arrangements; (3) development service revenues; and (4) other service revenues. We recognize revenue when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is reasonably assured, and, for product revenues, risk of loss has transferred to the customer. For all sales, we require either a purchase agreement or a purchase order as evidence of an arrangement. We analyze revenue recognition on an agreement by agreement basis. We determine if the deliverables under the arrangement represent separate units of accounting as defined by GAAP. Application of GAAP regarding multiple-element arrangements requires us to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship.

(1) Product Revenues — Sales of ClearPoint system reusable products: Generally, revenues related to ClearPoint system reusable product sales are recognized upon installation of the system and the completion of training of at least one of the customer’s physicians, which typically occurs concurrently with the installation. Reusable products include software which is integral to the utility of the ClearPoint system as a whole. Sales of reusable products that have stand-alone value to the customer are recognized when risk of loss passes to the customer. Sales of ClearPoint reusable products to a distributor that has been trained to perform system installations and to conduct physician training are recognized at the time risk of loss passes to the distributor.

Sales of disposable products: Revenues from the sale of disposable products, including ClearPoint system disposable products, are recognized at the time risk of loss passes to the customer, which is generally at shipping point or upon delivery to the customer’s location, depending on the agreed upon terms with the customer.

Sales of ClearTrace components: Sales of ClearTrace system components to research sites for non-commercial use are recognized at the time risk of loss passes to the customer, which is generally at shipping point or upon delivery to the customer’s location, depending on the agreed upon terms with the customer. The Company does not have regulatory clearance or approval to sell ClearTrace system components for commercial use.

(2) License and Development Arrangements — We defer recognition of non-refundable upfront license fees if there are continuing performance obligations without which the technology, know-how, rights, products or services conveyed in conjunction with the non-refundable fees have no utility to the licensee that could be considered separate and independent of our performance under other elements of the arrangement.

(3) Development Service Revenues — We entered into an agreement to provide development services to a third party. Under the agreement, we earned revenue equal to costs incurred for outside expenses related to the development services provided, plus actual direct internal labor costs (including the cost of employee benefits), plus an overhead markup of the direct internal labor costs incurred. Revenue was recognized in the period in which we incurred the related costs.

(4) Other Service Revenues — Other service revenues are comprised of installation fees, training fees, shipping fees and service fees charged in connection with ClearPoint system installations and ClearPoint system service agreements. Typically, we will bill upfront for service agreements, which have terms ranging from one to three years. These amounts are recognized as revenues ratably over the term of the related service agreement.

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

Derivative Liability for Warrants to Purchase Common Stock. Our derivative liabilities for warrants represent the fair value of warrants issued in connection with certain private placements of shares our common stock. The fair values of these warrants are presented as liabilities based on certain net cash settlement and exercise price reset, or “down round,” provisions. These derivative liabilities, which are recorded on our consolidated balance sheets, are calculated utilizing the Monte Carlo simulation valuation method. Changes in the fair values of these warrants are recognized as other income or expense in the related statement of operations.

Share-Based Compensation. We account for compensation for all arrangements under which employees and others receive shares of stock or other equity instruments (including options and warrants) based on fair value. The fair value of each award is estimated as of the grant date and amortized as compensation expense over the requisite vesting period. The fair values of our share-based awards are estimated on the grant dates using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated award terms and risk-free interest rates for the expected terms. To estimate the expected terms, we utilize the “simplified” method for “plain vanilla” options discussed in the SEC’s Staff Accounting Bulletin 107, or SAB 107. We believe that all factors listed within SAB 107 as pre-requisites for utilizing the simplified method apply to us and to our share-based compensation arrangements. We intend to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available. We based our estimate of expected volatility on the average of historical volatilities of publicly traded companies we deemed similar to us because we lack our own relevant historical volatility data. We will consistently apply this methodology until we have sufficient historical information regarding the volatility of our own share prices to use as the input for all of our share-based fair value calculations. We utilize risk-free interest rates based on a zero-coupon U.S. treasury instrument, the term of which is consistent with the expected term of the share-based award. We have not paid, and do not anticipate paying, cash dividends on shares of our common stock; therefore, the expected dividend yield is assumed to be zero.

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

Results of Operations

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

	Year Ended December 31,		Percentage
($s in thousands)	2014	2013	Change
Product and other service revenues	$3,501	$2,997	17%
Development service revenues	104	284	(63)%
License revenues	-	650	NM
Cost of product revenues	1,927	1,421	36%
Research and development costs	3,297	2,923	13%
Selling, general and administrative expenses	8,039	7,061	14%
Gain on sale of intellectual property	(4,339)	-	NM
Other income (expense):
Gain on change in fair value of derivative liabilities	1,550	1,686	(8)%
Loss on loan modification	-	(1,356)	NM
Other income, net	252	533	(53)%
Interest expense, net	(1,008)	(475)	112%
Net loss	(4,525)	(7,086)	(36)%

 NM= not meaningful

Product and Other Service Revenues. Product and other service revenues were $3.5 million for the year ended December 31, 2014, and $3.0 million for the prior year, an increase of $504,000, or 17%. Product and other service revenues included disposable product sales for the year ended December 31, 2014 of $2.6 million, compared with $1.8 million for the same period in 2013, an increase of $831,000, or 47%. The increase reflected customer purchases of disposable products during the year ended December 31, 2014 for a higher number of performed and anticipated procedures compared with the prior year, as well as the sale of drug delivery catheters we manufactured on a contract basis for a third party. Approximately $710,000 of the product and other service revenues for the year ended December 31, 2014 related to the sale of ClearPoint system reusable products, compared with $1.1 million for the prior year, a decrease of $421,000. Product and other service revenues for the year ended December 31, 2014 also included $56,000 in ClearTrace system components sold to a research site for non-commercial use. Other service revenues, mostly related to ClearPoint system service agreements and installation services, were $122,000 for the nine months ended December 31, 2014, and $82,000 for the prior year.

Development Service Revenues. During the years ended December 31, 2014 and 2013, we recorded development service revenues of $104,000 and $284,000, respectively, representing a decrease of $180,000. The decrease reflects the completion of a development project we performed on a contract basis. We do not expect development service revenues to be an ongoing source of revenues.

License Revenues. License revenues of $650,000 recorded during the year ended December 31, 2013 related to license fees we received in 2008 from Boston Scientific that were deferred and recognized over the period we estimated for our continued involvement with Boston Scientific’s development program for the licensed technology. That period ended on March 31, 2013; thus, all revenues related to the license fees we received in 2008 were recognized as of March 31, 2013.

Cost of Product Revenues. Cost of product revenues was $1.9 million for the year ended December 31, 2014, compared to $1.4 million for the prior year, an increase of 36%. The increase in cost of product revenues of 36% was greater than the 17% increase in product revenues as we recorded a higher provision for obsolete and expired products during the year ended December 31, 2014 compared with the prior year. The increase in this provision was approximately $380,000, representing 75% of the increase in cost of product revenues. The increase in this provision related mostly to reserves recorded for ClearPoint system reusable products that are not compatible with procedures requiring patients to be in the prone, or face down, position. This requirement for prone positioning resulted from expanding the range of procedures in which our ClearPoint system may be used. If we excluded the increase related to this provision, cost of product revenues would have grown at a lower rate than the rate of growth in product revenues, which is consistent with the shift in product mix. Revenues related to disposable product sales represented a greater percentage of total product revenues for the year ended December 31, 2014, as compared to the prior year. Margins are generally higher on disposable product sales compared to revenues from sales of ClearPoint system reusable products.

Research and Development Costs. Research and development costs were $3.3 million for the year ended December 31, 2014, compared to $2.9 million for the prior year, an increase of $374,000, or 13%. The increase was driven by a $722,000 increase in expenses related to our ClearTrace system development program, which was partially offset by a decrease in share-based compensation expense of approximately $255,000 and a $133,000 decrease in product development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.0 million for the year ended December 31, 2014, compared with $7.1 million for the prior year, an increase of $978,000, or 14%. The overall increase was driven by an $883,000 increase in sales and marketing expenses, an increase in retention incentives and severance amounts of $252,000, and a $176,000 increase in consulting expenses mostly related to a project performed by a healthcare consulting firm. These increases were partially offset by a $333,000 decrease in share-based compensation expense.

Gain on Sale of Intellectual Property. During the year ended December 31, 2014, we recorded a gain of $4.3 million related to the sale of certain intellectual property to Boston Scientific. The purchase price was satisfied through the cancellation of related party convertible notes payable we previously issued to Boston Scientific in the aggregate principal amount of $4.3 million. We recorded a gain equal to the purchase price, as the assets sold had not been previously recorded on our balance sheet.

Other Income (Expense). During the years ended December 31, 2014 and 2013, we recorded gains of $1.5 million and $1.7 million, respectively, resulting from changes in the fair value of the derivative liability associated with warrants we issued in certain equity private placement transactions.

During the year ended December 31, 2013, we recorded a loss of $1.4 million related to the March 2013 Brainlab loan modification, which modification included a $1.9 million increase to the principal balance of the note, a decrease in the interest rate from 10% to 5.5%, and the elimination of the note’s equity conversion feature. The $1.4 million loss we recorded represented the difference between the carrying amount of the note plus the related accrued interest immediately prior to the loan modification and the fair value of the note immediately following the loan modification.

Net other income was $252,000 and $533,000 for the years ended December 31, 2014 and 2013, respectively. Net other income for the year ended December 31, 2014 was attributable mostly to $188,000 in income under certain Small Business Innovation Research, or SBIR, contracts we were awarded and $78,000 in negotiated reductions in amounts payable to service providers. Net other income for the year ended December 31, 2013 was primarily related to $477,000 in negotiated reductions in amounts payable to service providers and $63,000 in income under an SBIR contract.

Net interest expense for the year ended December 31, 2014 was $1.0 million, compared with $475,000 for the prior year. The increase relates mostly to interest on the notes payable we issued in our March 2014 private offering, as well as the amortization of the related debt discount and deferred financing costs associated with that transaction.

Liquidity and Capital Resources

For the years ended December 31, 2014 and 2013, we incurred net losses of $4.5 million and $7.1 million, respectively, and our cumulative net loss from inception through December 31, 2014 was $77.3 million. We believe such losses may continue through at least the year ending December 31, 2015 as we continue to commercialize our ClearPoint system and pursue research and development activities. Net cash used in operations was $7.3 million and $7.8 million for the years ended December 31, 2014 and 2013, respectively. Since inception, we have financed our activities principally from the sale of equity securities, the issuance of notes payable and license arrangements.

Our primary financing activities during the years ended December 31, 2014 and 2013 were:

●	a December 2014 equity private placement, which resulted in net proceeds of $9.4 million;

●	a March 2014 private offering, which resulted in net proceeds of $3.5 million; and

●	a January 2013 equity private placement, which resulted in net proceeds of $9.8 million.

While we expect to continue to use cash in operations, we believe our existing cash and cash equivalents at December 31, 2014 of $9.2 million, combined with cash expected to be generated from product sales, will be sufficient to meet our anticipated cash requirements through at least March 31, 2016. During 2015, we expect to increase revenues from sales of ClearPoint system products as a result of greater utilization at existing installed sites and an increase in the number of installed sites. Certain planned expenditures are discretionary and could be deferred if we are required to do so to fund critical operations.

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

Cash Flows

Cash activity for the years ended December 31, 2014 and 2013 is summarized as follows:

	Years Ended December 31,
($s in thousands)	2014	2013
Cash used in operating activities	$(7,250)	$(7,778)
Cash used in investing activities	(48)	(174)
Cash provided by financing activities	13,026	9,848
Net increase in cash and cash equivalents	$5,728	$1,896

Net Cash Flows from Operating Activities. We used $7.3 million and $7.8 million of cash for operating activities during the years ended December 31, 2014 and 2013, respectively. Net cash used in operating activities during the year ended December 31, 2014 primarily reflected our $5.3 million loss from operations, plus the gain on the sale of intellectual property of $4.3 million, plus the $464,000 portion of the increase in accrued expenses related to accrued interest, plus the $346,000 increase in inventory, less a $1.1 million increase in accounts payable and accrued expenses, less $881,000 in share-based compensation, less $411,000 related to expenses paid through the issuance of common stock, and less $377,000 in depreciation and license amortization.

Net cash used in operating activities during the year ended December 31, 2013 primarily reflected our $7.5 million operating loss, plus the $656,000 change from the prior year end deferred revenue balance, plus the $696,000 reduction in accounts payable and accrued expenses, plus the $310,000 growth in inventory, plus the $325,000 increase in accounts receivable, plus a $228,000 increase in accrued expenses related to accrued interest, but less $1.5 million in share-based compensation and $426,000 for depreciation and amortization. All of the changes noted for both years exclude the impact of non-cash changes.

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the years ended December 31, 2014 and 2013 were $48,000 and $174,000, respectively.

Net Cash Flows from Financing Activities. Net cash provided by financing activities for the year ended December 31, 2014 related primarily to the $9.4 million of net proceeds generated from our December 2014 private placement and the $3.5 million in net proceeds related to our March 2014 private placement. Net cash provided by financing activities for the year ended December 31, 2013 related to $9.8 million in net proceeds from our January 2013 private placement.

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

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to successfully commercialize our products and complete the development of our product candidates. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the timing of broader market acceptance and adoption of our ClearPoint system products;

●	the scope, rate of progress and cost of our ongoing product development activities relating to our ClearPoint system;

●	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities, and other corporate infrastructure;

●	the cost and timing of establishing inventories at levels sufficient to support our sales;

●	the effect of competing technological and market developments;

●	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

●	the scope, rate of progress and cost of our research and development activities relating to our ClearTrace system;

●	the cost and timing of any clinical trials;

●	the cost and timing of regulatory filings, clearances and approvals; and

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of Independent Registered Public Accounting Firm and Financial Statements are set forth on pages F-1 to F-25 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 (the end of the period covered by this Annual Report).

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-25, and are included as part of this Annual Report:

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-54575	3.1	May 11, 2012

3.2	Amended and Restated Bylaws	10-Q	000-54575	3.2	May 11, 2012

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate	10-Q	000-54575	4.2	November 14, 2014

4.3	Amended and Restated Subordinated Secured Note Due 2016 issued to Brainlab AG	8-K	000-54575	4.1	March 7, 2013

4.4	Form of Junior Secured Promissory Note Due 2020, as amended by that certain Omnibus Amendment dated as of April 5, 2011, as further amended by that certain Second Omnibus Amendment dated as of October 14, 2011	10	000-54575	4.4	December 28, 2011

4.5	Third Omnibus Amendment to the Junior Secured Promissory Notes Due 2020, dated March 25, 2014	S-1	333-201471	4.5	January 13, 2015

4.6	Form of Warrant issued to purchasers in the July 2012 private placement to purchase shares of common stock of MRI Interventions, Inc.	8-K	000-54575	4.1	July 6, 2012

4.7	Form of Warrant issued to purchasers in the January 2013 private placement to purchase shares of common stock of MRI Interventions, Inc.	8-K	000-54575	4.1	January 22, 2013

4.8	Form of 12% Second-Priority Secured Non-Convertible Promissory Note Due 2019 issued in March 2014 private offering	8-K	000-54575	4.1	March 10, 2014

4.9	Form of Warrant to Purchase Common Stock issued in March 2014 private offering	8-K	000-54575	4.2	March 10, 2014

4.10	Form of Warrant to Purchase Common Stock issued in December 2014 private offering	8-K	000-54575	4.1	December 19, 2014

10.1†	Master Security Agreement dated April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG	10	000-54575	10.18	December 28, 2011

10.2	Security Agreement by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of March 25, 2014	S-1	333-201471	10.2	January 13, 2015

10.3	Junior Security Agreement by and between SurgiVision, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of November 5, 2010, as amended by that certain First Amendment dated April 5, 2011, and as further amended by that certain Second Amendment dated October 14, 2011	10	000-54575	10.6	December 28, 2011

10.4	Third Amendment to Junior Security Agreement by and between MRI Interventions, Inc and Landmark Community Bank, in its capacity as collateral agent, dated March 25, 2014	S-1	333-201471	10.4	January 13, 2015

10.5†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 20, 1998, as amended by that certain Amendment to License Agreement dated as of January 15, 2000, and as further amended by that certain Addendum to License Agreement entered into on or around December 7, 2004	10	000-54575	10.9	December 28, 2011

10.6†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around December 7, 2006	10	000-54575	10.10	December 28, 2011

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.7†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 30, 2008	10	000-54575	10.21	December 28, 2011

10.8†	Technology License Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.11	March 15, 2012

10.9†	System and Lead Development and Transfer Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Amendment No. 1 dated May 31, 2006, as further amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.12	March 15, 2012

10.10†	Omnibus Amendment No. 3 to Technology License Agreement and System and Lead Development and Transfer Agreement effective February 2, 2012, between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10	000-54575	10.38	March 15, 2012

10.11†	Omnibus Amendment No. 4 to Technology License Agreement and System and Lead Development and Transfer Agreement, between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation, effective March 19, 2014	10-Q/A	000-54575	10.5	August 29, 2014

10.12†	Technology License Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.13	December 28, 2011

10.13†	Omnibus Amendment No. 1 to Technology License Agreement and Development Agreement between MRI Interventions, Inc. and Cardiac Pacemakers, Inc., dated March 19, 2014	10-Q/A	000-54575	10.4	August 29, 2014

10.14†	Development Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.14	December 28, 2011

10.15†	Asset Purchase Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10-Q/A	000-54575	10.2	August 29, 2014

10.16†	Exclusive License Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10-Q/A	000-54575	10.3	August 29, 2014

10.17†	Development Agreement between MRI Interventions, Inc. and Siemens Medical Solutions USA, Inc., dated February 21, 2014	10-Q/A	000-54575	10.1	August 29, 2014

10.18†	Co-Development and Distribution Agreement dated as of April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG, as amended by that certain First Amendment dated as of July 18, 2011	10	000-54575	10.17	March 15, 2012

10.19	Second Amendment to Co-Development and Distribution Agreement, dated March 6, 2013, between MRI Interventions, Inc. and Brainlab AG	8-K	000-54575	10.1	March 7, 2013

10.20†	Master Services and Licensing Agreement dated as of July 20, 2007 by and between SurgiVision, Inc. and Cedara Software Corp., as amended by that certain First Amendment dated January 18, 2011	10	000-54575	10.2	March 15, 2012

10.21†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	8-K	000-54575	10.1	June 26, 2012

10.22†	Third Amendment to the Master Services and Licensing Agreement, dated as of July 28, 2013, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	10-Q	000-54575	10.56	August 14, 2013

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.23	Lease Agreement, dated as of April 21, 2008, by and between Shaw Investment Company, LLC and Surgi-Vision, Inc., as amended by that certain Amendment to Lease dated January 20, 2011, as further amended by that certain Amendment to Lease dated March 26, 2012	10-Q	000-54575	10.27	May 11, 2012

10.24*	Second Amendment to Lease Agreement dated as of February 24, 2015, by and between Shaw Investment Company, LLC and MRI Interventions, Inc.

10.25	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to January 2013 private offering	8-K	000-54575	10.1	January 22, 2013

10.26	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto	8-K	000-54575	10.2	January 22, 2013

10.27	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to March 2014 private offering	8-K	000-54575	10.1	March 10, 2014

10.28	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to December 2014 private offering	8-K	000-54575	10.1	December 19, 2014

10.29	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto	8-K	000-54575	10.2	December 19, 2014

10.30+	2007 Stock Incentive Plan	10	000-54575	10.2	December 28, 2011

10.31+	2007 Stock Incentive Plan Form of Incentive Stock Option Agreement	10-K	000-54575	10.26	March 28, 2014

10.32+	2007 Stock Incentive Place Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.27	March 28, 2014

10.33+	2010 Incentive Compensation Plan	10	000-54575	10.4	December 28, 2011

10.34+	2010 Non-Qualified Stock Option Plan	10	000-54575	10.5	December 28, 2011

10.35+	2010 Non-Qualified Stock Option Plan Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.30	March 28, 2014

10.36+	2010 Non-Qualified Stock Option Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	10-K	000-54575	10.31	March 28, 2014

10.37+	MRI Interventions, Inc. 2012 Incentive Compensation Plan	10	000-54575	10.34	February 9, 2012

10.38+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Incentive Stock Option Agreement	10	000-54575	10.35	February 9, 2012

10.39+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	10	000-54575	10.36	February 9, 2012

10.40+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Non-Qualified Incentive Stock Option Agreement for Non-Employee Directors	10-K	000-54575	10.35	March 28, 2014

10.41+	MRI Interventions, Inc. 2013 Incentive Compensation Plan	Schedule 14A	000-54575	A	May 1, 2013

10.42+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Incentive Stock Option Agreement	10-Q	000-54575	10.53	August 14, 2013

10.43+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	10-Q	000-54575	10.54	August 14, 2013

10.44+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	10-Q	000-54575	10.55	August 14, 2013

10.45+	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan	8-K	000-54575	10.1	December 6, 2012

10.46+	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.41	March 28, 2014

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.47+	MRI Interventions, Inc. Non-Employee Director Compensation Plan	8-K	000-54575	10.2	June 14, 2013

10.48+	Form of Indemnification Agreement	10	000-54575	10.8	December 28, 2011

10.49+	Employment Agreement, dated as of June 19, 2012, by and between Kimble L. Jenkins and MRI Interventions, Inc.	8-K	000-54575	10.1	June 21, 2012

10.50+	Employment Agreement, dated as of January 1, 2015, by and between Kimble L. Jenkins and MRI Interventions, Inc.	8-K	000-54575	10.1	December 31, 2014

10.51+	Employment Agreement, dated as of September 9, 2014, by and between Francis P. Grillo and MRI Interventions, Inc.	8-K	000-54575	10.1	September 11, 2014

10.52+	Employment Agreement, dated as of November 10, 2012, by and between Robert C. Korn and MRI Interventions, Inc.	S-1	333-186573	10.47	February 11, 2013

10.53+	Employment Agreement, dated as of September 12, 2014, by and between David W. Carlson and MRI Interventions, Inc.	8-K	000-54575	10.1	September 12, 2014

10.54+	Employment Agreement, dated as of September 12, 2014, by and between Oscar L. Thomas and MRI Interventions, Inc.	S-1	333-201471	10.53	January 13, 2015

10.55+	Second Amended and Restated Key Personnel Incentive Program	10-Q	000-54575	10.3	August 14, 2013

10.56+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.31	August 14, 2013

10.57+	Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.32	August 14, 2013

10.58+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Parag V. Karmarkar	10-Q	000-54575	10.33	August 14, 2013

10.59+	SurgiVision, Inc. Cardiac EP Business Participation Plan	10	000-54575	10.29	December 28, 2011

10.60+	Cardiac EP Business Participation Plan Award Agreement, dated June 3, 2010, by and between SurgiVision, Inc. and Nassir F. Marrouche	10	000-54575	10.30	December 28, 2011

10.61+	Non-Qualified Stock Option Agreement, effective as of November 10, 2012, granted by MRI Interventions, Inc. to Robert C. Korn	S-8	333-191908	99.3	October 25, 2013

10.62+	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Parag Karmarkar	10-K	000-54575	10.56	March 28, 2014

10.63+	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Paul A. Bottomley	10-K	000-54575	10.57	March 28, 2014

10.64+	Non-Qualified Stock Option Agreement, effective as of October 6, 2014, granted by MRI Interventions, Inc. to Francis P. Grillo	S-1	333-201471	10.63	January 13, 2015

10.65+	Non-Qualified Stock Option Agreement, effective as of November 10, 2014, granted by MRI Interventions, Inc. to Robert C. Korn	S-1	333-201471	10.64	January 13, 2015

10.66+	Non-Qualified Stock Option Agreement, effective as of December 1, 2014, granted by MRI Interventions, Inc. to Wendelin C. Maners	S-1	333-201471	10.65	January 13, 2015

21*	Subsidiaries of MRI Interventions, Inc.

23.1*	Consent of Cherry Bekaert LLP

24.1*	Power of Attorney (included on the signature pages hereto)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
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

MRI INTERVENTIONS, INC.

Date: March 17, 2015	/s/ Francis P. Grillo
Francis P. Grillo
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Francis P. Grillo and David W. Carlson, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis P. Grillo	President and Chief Executive Officer	March 17, 2015
Francis P. Grillo	(Principal Executive Officer)

/s/ David W. Carlson	Chief Financial Officer	March 17, 2015
David W. Carlson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kimble L. Jenkins	Chairman and Director	March 17, 2015
Kimble L. Jenkins

/s/ Pascal E.R. Girin	Director	March 17, 2015
Pascal E.R. Girin

/s/ Charles E. Koob	Director	March 17, 2015
Charles E. Koob

/s/ Philip A. Pizzo	Director	March 17, 2015
Philip A. Pizzo

/s/ Timothy T. Richards	Director	March 17, 2015
Timothy T. Richards

/s/ Andrew K. Rooke	Director	March 17, 2015
Andrew K. Rooke

/s/ Michael J. Ryan	Director	March 17, 2015
Michael J. Ryan

/s/ Maria Sainz	Director	March 17, 2015
Maria Sainz

/s/ John N. Spencer, Jr.	Director	March 17, 2015
John N. Spencer, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MRI Interventions, Inc.

We have audited the accompanying consolidated balance sheets of MRI Interventions, Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRI Interventions, Inc. and subsidiary as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company recognized net losses of approximately $4.5 million, and $7.1 million during 2014 and 2013, respectively. At December 31, 2014 the Company had incurred cumulative net losses of approximately $77.3 million. Management’s plans in regard to this matter are described in Note 1.

/s/ Cherry Bekaert LLP

Charlotte, North Carolina

March 17, 2015

MRI INTERVENTIONS, INC.

Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$9,244,006	$3,516,244
Accounts receivable	468,949	770,352
Inventory, net	1,965,039	1,477,161
Prepaid expenses and other current assets	29,220	174,870
Total current assets	11,707,214	5,938,627
Property and equipment, net	482,970	903,160
Software license inventory	910,000	927,500
Other assets	285,498	103,783
Total assets	$13,385,682	$7,873,070

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$997,090	$1,376,627
Accrued compensation	323,644	210,359
Other accrued liabilities	1,297,712	310,317
Derivative liabilites	2,198,162	3,747,858
Deferred product and service revenues	102,710	106,859
Related party convertible notes payable	-	4,338,601
Total current liabilities	4,919,318	10,090,621

Accrued interest	876,025	531,830
Senior note payable, net of unamortized discount of $271,306 and $437,261 at December 31, 2014 and December 31, 2013, respectively	4,018,139	3,852,183
2010 junior secured notes payable, net of unamortized discount of $2,683,171 and $2,767,595 at December 31, 2014 and December 31, 2013, respectively	316,829	232,405
2014 junior secured 12% notes payable, net of unamortized discount of $369,299 at December 31, 2014	3,355,701	-
Total liabilities	13,486,012	14,707,039
Commitments and contingencies (Notes 5, 6, 7, 8 , 9, 10, and 11)
Stockholders' deficit:
Common stock, $0.01 par value; 100,000,000 shares authorized; 74,842,428 shares issued and outstanding at December 31, 2014; and 58,536,972 issued and outstanding, at December 31, 2013	748,424	585,369
Additional paid-in capital	76,428,580	65,333,264
Accumulated deficit	(77,277,334)	(72,752,602)
Total stockholders' deficit	(100,330)	(6,833,969)
Total liabilities and stockholders' deficit	$13,385,682	$7,873,070

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013

Revenues:
Product revenues	$3,378,765	$2,914,774
Development service revenues	103,846	283,764
Other service revenues	121,871	82,037
Related party license revenues	-	650,000
Total revenues	3,604,482	3,930,575
Cost of product revenues	1,927,138	1,421,148
Research and development costs	3,297,112	2,922,912
Selling, general, and administrative expenses	8,039,455	7,061,286
Gain on sale of intellectual property	(4,338,601)	-
Operating loss	(5,320,622)	(7,474,771)
Other income (expense):
Gain on change in fair value of deriviative liabilities	1,549,696	1,686,478
Gain on forgiveness of amounts in accounts payable	77,837	477,263
Loss on note payable modification	-	(1,356,177)
Other income, net	175,547	56,228
Interest income	11,617	24,544
Interest expense	(1,018,807)	(499,839)
Net loss	$(4,524,732)	$(7,086,274)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.08)	$(0.12)
Weighted average shares outstanding:
Basic and diluted	59,240,848	57,261,713

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Stockholders’ Deficit

Years Ended December 31, 2013 and 2014

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balances, January 1, 2013	48,093,000	$484,187	$58,995,972	$(1,679,234)	$(65,666,328)	$(7,865,403)
January 2013 Private Placement	9,201,684	92,017	6,407,533	-	-	6,499,550
Share-based compensation	-	-	1,458,271	-	-	1,458,271
Warrant exercises	1,127,829	11,278	8,347	-	-	19,625
Issuance of common stock in payment of director fees	114,459	1,145	139,117	-	-	140,262
Retirement of treasury stock	-	(3,258)	(1,675,976)	1,679,234	-	-
Net loss for the year	-	-	-	-	(7,086,274)	(7,086,274)
Balances, December 31, 2013	58,536,972	585,369	65,333,264	-	(72,752,602)	(6,833,969)
Share-based compensation	-	-	880,765	-	-	880,765
Issuance of common stock in payment of accounts payable	189,752	1,898	260,170	-	-	262,068
Issuance of common stock in payment of director fees	140,396	1,403	147,988	-	-	149,391
Warrants issued in connection with March 2014 Debt Private Placement	-	-	443,267	-	-	443,267
Option exercises	162,500	1,625	141,375	-	-	143,000
December 2014 Private Placement	15,812,808	158,129	9,221,751	-	-	9,379,880
Net loss for the year	-	-	-	-	(4,524,732)	(4,524,732)
Balances, December 31, 2014	74,842,428	$748,424	$76,428,580	$-	$(77,277,334)	$(100,330)

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(4,524,732)	$(7,086,274)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and license amortization	377,261	426,183
Share-based compensation	880,765	1,458,271
Expenses paid through the issuance of common stock	411,459	140,262
Gain on change in fair value of derivative liabilities	(1,549,696)	(1,686,478)
Gain on negotiated reductions in account payable	(77,837)	(477,263)
Gain on sale of intellectual property	(4,338,601)	-
Loss on loan modification	-	1,356,177
Amortization of debt issuance costs and and original issue discounts	330,987	143,418
Increase (decrease) in cash resulting from changes in:
Accounts receivable	301,403	(324,920)
Inventory	(345,988)	(309,551)
Prepaid expenses and other current assets	145,650	(63,997)
Other assets	-	(2,550)
Accounts payable and accrued expenses	1,143,175	(695,343)
Deferred revenue	(4,149)	(655,866)
Net cash flows from operating activities	(7,250,303)	(7,777,931)
Cash flows from investing activities:
Purchases of property and equipment	(48,129)	(74,469)
Acquisition of license	-	(100,000)
Net cash flows from investing activities	(48,129)	(174,469)
Cash flows from financing activities:
Net proceeds from equity private placements	9,379,880	9,829,014
Net proceeds from debt private placement	3,503,314	-
Proceeds from stock option and warrant exercises	143,000	19,625
Net cash flows from financing activities	13,026,194	9,848,639
Net change in cash and cash equivalents	5,727,762	1,896,239
Cash and cash equivalents, beginning of year	3,516,244	1,620,005
Cash and cash equivalents, end of year	$9,244,006	$3,516,244

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$223,500	$11,168

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Cash Flows

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●

During the years ended December 31, 2014 and 2013, a net amount of ClearPoint system reusable components with costs of $221,021 and $143,372, respectively, and accumulated depreciation of $96,631 and $115,952, respectively, were transferred from loaned systems to inventory at the net carrying cost.

●

In March 2014, the Company entered into an asset purchase agreement to sell certain intellectual property. The asset purchase price was satisfied through the cancellation of related party convertible notes payable in the aggregate amount of $4,338,601.

●

In recording the March 2014 debt private placement transaction, the Company recorded the fair value of the warrants issued to the placement agent, in the amount of $30,210, as a deferred financing cost, and the Company recorded a corresponding amount to additional paid-in capital. In addition, warrants with a relative fair value of $413,057 were issued to investors in the debt private placement transaction (see Note 6). The relative fair value of these warrants was recorded as additional paid-in capital which resulted in a corresponding debt discount.

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

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

1.	Description of the Business and Liquidity

MRI Interventions, Inc. (the “Company”) is a medical device company focused on the development and commercialization of technology that enables physicians to see inside the brain and heart using direct, intra-procedural magnetic resonance imaging (“MRI”) guidance while performing minimally invasive surgical procedures. The Company was incorporated in the state of Delaware in March 1998. The Company’s principal executive office and principal operations are located in Irvine, California. The Company established MRI Interventions (Canada) Inc., a wholly-owned subsidiary incorporated in Canada, in August 2013. This subsidiary was established primarily for the purpose of performing software development, and its activities are reflected in these consolidated financial statements.

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

Liquidity and Management’s Plans

For the years ended December 31, 2014 and 2013, the Company incurred net losses of $4,524,732 and $7,086,274, respectively, and the cumulative net loss since the Company’s inception through December 31, 2014 was $77,277,334. The Company believes such losses may continue through at least the year ending December 31, 2015, as the Company continues to commercialize its ClearPoint system and pursue research and development activities. Net cash used in operations was $7,250,303 and $7,777,931 for the years ending December 31, 2014 and 2013, respectively. Since inception, the Company has financed its activities principally from the sale of equity securities, the issuance of notes payable and license arrangements.

The Company’s primary financing activities during the years ended December 31, 2014 and 2013 were:

●	a December 2014 equity private placement (see Note 7), which resulted in net proceeds of $9,379,880;

●	a March 2014 private offering (see Note 6), which resulted in net proceeds of $3,503,314; and

●	a January 2013 equity private placement (see Note 7), which resulted in net proceeds of $9,829,014.

While the Company expects to continue to use cash in operations, the Company believes its existing cash and cash equivalents at December 31, 2014 of $9,244,006, combined with cash expected to be generated from product sales, will be sufficient to meet its anticipated cash requirements through at least March 31, 2016.

During 2015, the Company expects to increase revenues from sales of ClearPoint system products as a result of greater utilization at existing installed sites and an increase in the number of installed sites. Certain planned expenditures are discretionary and could be deferred if the Company is required to do so to fund critical operations.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Derivative Liability for Warrants to Purchase Common Stock

Derivative liabilities for warrants represents the fair value of warrants issued in connection with certain private placements of shares of the Company’s common stock (see Note 7). The fair values of these warrants are presented as liabilities based on certain net cash settlement and exercise price reset, or “down round,” provisions. These derivative liabilities, which are recorded on the accompanying consolidated balance sheets, are calculated utilizing the Monte Carlo simulation valuation method. Changes in the fair values of these warrants are recognized as other income or expense in the related statement of operations.

Other Derivative Financial Instruments

The Company adjusts its derivative financial instruments to fair value at each balance sheet date (see Note 6). Changes in the fair values of derivatives are recorded each reporting period as gains or losses in the statements of operations unless the derivatives qualify for hedge accounting. At December 31, 2014 and 2013, the Company did not have any derivative instruments that were designated as hedges.

Fair Value Measurements

The Company measures and records certain financial assets and liabilities at fair value on a recurring basis. GAAP provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority, referred to as Level 1, to quoted prices in active markets for identical assets and liabilities. The next priority, referred to as Level 2, is given to quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active; that is, markets in which there are few transactions for the asset or liability. The lowest priority, referred to as Level 3, is given to unobservable inputs. The table below reflects the level of the inputs used in the Company’s fair value calculation for instruments carried at fair value at (see Note 7):

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

December 31, 2014
Derivative liabilities - warrants	$-	$-	$2,198,162	$2,198,162

December 31, 2013
Derivative liabilities - warrants	$-	$-	$3,747,858	$3,747,858

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

The table below reflects the carrying values and the estimated fair values, based on Level 3 inputs, of the Company’s outstanding notes payable including the related accrued interest at December 31, 2014:

		Estimated
	Carrying Values	Fair Value
Senior secured note payable, including accrued interest	$4,456,665	$4,456,665
2014 junior secured notes payable, including accrued interest	3,475,826	3,845,125
2010 junior secured notes payable, including accrued interest	754,328	2,305,171

Inventory

Inventory is carried at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. All items included in inventory relate to the Company’s ClearPoint system. Software license inventory that is not expected to be utilized within the next twelve months is classified as a non-current asset. The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potential obsolete items.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment, including certain long-term loaned ClearPoint systems, are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, principally five to seven years. Leasehold improvements are depreciated on a straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets (finite-lived intangible assets and property and equipment). Whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable, the expected undiscounted future cash flows are compared to the net book value of the related assets. If the net book value of the related assets exceeds the undiscounted expected future cash flows of the assets, the carrying amount would be reduced to the present value of the expected future cash flows and an impairment loss would be recognized. The Company has not recorded any impairment losses for the years ended December 31, 2014 or 2013.

Revenue Recognition

The Company’s revenues are comprised of: (1) product revenues resulting from the sale of ClearPoint system reusable products, disposable products and ClearTrace system components; (2) license and development arrangements; (3) development service revenues; and (4) other service revenues. The Company recognizes revenue when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is reasonably assured and, for product revenues, risk of loss has transferred to the customer. For all sales, the Company requires either a purchase agreement or a purchase order as evidence of an arrangement. The Company analyzes revenue recognition on an agreement by agreement basis. The Company determines whether the deliverables under the arrangement represent separate units of accounting as defined by GAAP. Application of GAAP regarding multiple-element arrangements requires management to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship.

(1)	Product Revenues

Sales of ClearPoint system reusable products: Generally, revenues related to the sale of ClearPoint system reusable products are recognized upon installation of the system and the completion of training of at least one of the customer’s physicians, which typically occurs concurrently with the installation. Reusable products include software which is integral to the utility of the system as a whole. Sales of reusable products that have stand-alone value to the customer are recognized when risk of loss passes to the customer. Sales of ClearPoint reusable products to a distributor that has been trained to perform system installations and to conduct ClearPoint physician training are recognized at the time risk of loss passes to the distributor.

Sales of disposable products: Revenues from the sale of disposable products, including ClearPoint system disposable products, are recognized at the time risk of loss passes to the customer, which is generally at shipping point or upon delivery to the customer’s location, depending on the agreed upon terms with the customer.

Sales of ClearTrace components: Sales of ClearTrace system components to research sites for non-commercial use are recognized at the time risk of loss passes to the customer, which is generally at shipping point or upon delivery to the customer’s location, depending on the agreed upon terms with the customer. The Company does not have regulatory clearance or approval to sell ClearTrace system components for commercial use.

(2)

License and Development Arrangements —The Company defers recognition of non-refundable upfront license fees if there are continuing performance obligations without which the technology, know-how, rights, products or services conveyed in conjunction with the non-refundable fees have no utility to the licensee that could be considered separate and independent of the Company’s performance under other elements of the arrangement.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

(3)

Development Service Revenues — The Company entered into an agreement to provide development services to a third party. Under the agreement, the Company earned revenue equal to costs incurred for outside expenses related to the development services provided, plus actual direct internal labor costs (including the cost of employee benefits), plus an overhead markup of the direct internal labor costs incurred. Revenue was recognized in the period in which the Company incurred the related costs.

(4)

Other Service Revenues — Other service revenues are comprised of installation fees, training fees, shipping fees and service fees charged in connection with ClearPoint system installations and ClearPoint service agreements. Typically, the Company will bill upfront for service agreements, which have terms ranging from one to three years. These amounts are recognized as revenues ratably over the term of the related service agreement.

Product Warranties

The Company’s standard policy is to warrant ClearPoint system reusable products against defects in material or workmanship for one year following installation. The Company’s estimate of costs to service the warranty obligations is based on historical experience and continues to be an immaterial amount. A periodic review of warranty obligations is performed to determine the adequacy of the reserve and adjustments, recorded to cost of product revenues, are made to the estimated warranty liability (included in other accrued liabilities) as appropriate.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax basis. Such assets and liabilities are measured using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

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

	As of December 31,
	2014	2013

Stock options	10,343,309	7,430,225
Warrants	20,759,136	12,136,865
Shares under convertible note agreements	-	542,325
	31,102,445	20,109,415

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Share-Based Compensation

The Company accounts for compensation for all arrangements under which employees and others receive shares of stock or other equity instruments (including options and warrants) based on fair value. The fair value of each award is estimated as of the grant date and amortized as compensation expense over the requisite vesting period. The fair values of the Company’s share-based awards are estimated on the grant dates using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated award terms and risk-free interest rates for the expected terms. To estimate the expected terms, the Company utilizes the “simplified” method for “plain vanilla” options discussed in the Staff Accounting Bulletin 107 (“SAB 107”) issued by the Securities and Exchange Commission (the “SEC”). The Company believes that all factors listed within SAB 107 as pre-requisites for utilizing the simplified method apply to the Company and the Company’s share-based compensation arrangements. The Company intends to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available. The Company based its estimate of expected volatility on the average of historical volatilities of publicly traded companies it deemed similar to the Company because the Company lacks its own relevant historical volatility data. The Company will consistently apply this methodology until it has sufficient historical information regarding the volatility of the Company’s own share prices to use as the input for all of its fair value calculations for share-based compensation. The Company utilizes risk-free interest rates based on zero-coupon U.S. treasury instruments, the terms of which are consistent with the expected terms of the equity awards. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

Fair Value Determination of Share-Based Transactions

Since May 21, 2012, the Company’s common stock has been traded in the over-the-counter market and has been quoted on the OTCQB marketplace and the OTC Bulletin Board under the symbol MRIC. Since the Company’s common stock has been publicly traded, the closing stock price has been used as a key input in determining the fair value for share-based transactions. Prior to the time the Company’s stock became publicly traded, the fair value of the Company’s common stock, as well as the common stock underlying options and warrants, granted as compensation, or issued in connection with the settlement of liabilities (“share-based transactions”), were estimated by management, with input from a third-party valuation specialist from time to time.

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

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the United States insured by the Federal Deposit Insurance Corporation. At December 31, 2014, the Company had bank balances in excess of the insured limits of approximately $514,000, most of which was held on deposit to satisfy outstanding checks.

Accounts receivable at December 31, 2014 and 2013, and all product revenues recognized for the years ended December 31, 2014 and 2013, relate to sales and services to customers located in the United States (“U.S.”) and to one distributor. At December 31, 2014, two customers in the U.S. represented 20% and 17% of the Company’s accounts receivable balance. At December 31, 2013, three customers in the U.S. represented 28%, 18% and 15% of the Company’s accounts receivable balance. No other customer represented more that 8.5% of total accounts receivable at December 31, 2014 or 2013. For the year ended December 31, 2014, sales to one customer represented 10.4% of product revenues. For the year ended December 31, 2013, sales to one customer represented 20% of product revenues. No other single customer represented greater than 9% of product revenues for the years ended December 31, 2014 or 2013. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful, but the Company has not experienced any credit losses or recorded any allowances to date.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

The Company is subject to risks common to emerging companies in the medical device industry, including, but not limited to: new technological innovations; dependence on key personnel; dependence on key suppliers; changes in general economic conditions and interest rates; protection of proprietary technology; compliance with changing government regulations; uncertainty of widespread market acceptance of products; access to credit for capital purchases by customers; and product liability claims. Certain components used in manufacturing have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of ASC Topic 606 on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this guidance is not expected to have any impact on the Company’s consolidated results of operations or financial position. The Company is currently evaluating the impact of this update on future disclosures concerning its liquidity position.

3.	Inventory

Inventory consists of the following as of December 31:

	2014	2013
Work in process	$899,014	$673,860
Software license inventory	350,000	385,000
Finished goods	716,025	418,301
Inventory included in current assets	1,965,039	1,477,161
Software license inventory	910,000	927,500
	$2,875,039	$2,404,661

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

4.	Property and Equipment

Property and equipment consist of the following as of December 31:

	2014	2013
Equipment	$1,112,377	$1,081,056
Furniture and fixtures	108,983	106,054
Leasehold improvements	157,236	157,236
Computer equipment and software	148,164	134,285
Loaned systems	699,384	920,406
	2,226,144	2,399,037
Less accumulated depreciation and amortization	(1,743,174)	(1,495,877)
Total property and equipment, net	$482,970	$903,160

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2014 and 2013 was $343,929 and $400,516, respectively. The Company may loan the reusable components of a ClearPoint system to a customer. Any such customer can then use the loaned ClearPoint system to perform procedures using ClearPoint disposable products which are generally purchased from the Company.

5.	Sale of Intellectual Property in Exchange for Cancellation of the Boston Scientific Notes

In March 2014, the Company entered into an Asset Purchase Agreement (the “BSC Purchase Agreement”) with Boston Scientific. Pursuant to the BSC Purchase Agreement, Boston Scientific purchased from the Company certain MRI-safety technology for implantable medical leads (the “Transferred Intellectual Property”) for an aggregate purchase price of $4,338,601. The Transferred Intellectual Property includes some, but not all, of the intellectual property the Company previously licensed exclusively to Boston Scientific within the fields of neuromodulation and implantable medical leads for cardiac applications. The purchase price was satisfied through the cancellation of three convertible notes payable issued by the Company to Boston Scientific, which were scheduled to mature in 2014, in the aggregate principal amount of $4,338,601 (the “Boston Scientific Notes”). Accordingly, all obligations of the Company under the Boston Scientific Notes were discharged and the liens that secured the Company’s obligations under the Boston Scientific Notes were terminated and released. The Company recorded a gain in its consolidated statement of operations equal to the aggregate purchase price for the assets sold under the BSC Purchase Agreement.

In connection with the BSC Purchase Agreement, the parties entered into a license agreement pursuant to which Boston Scientific granted the Company an exclusive, royalty-free, fully paid up, irrevocable, worldwide license to the Transferred Intellectual Property, with the right to sublicense, within fields of use other than neuromodulation and implantable medical leads for cardiac applications.

In addition, Boston Scientific and the Company entered into amendments to their pre-existing development and license agreements (the “Pre-existing Agreements”), in the fields of neuromodulation and implantable medical leads for cardiac applications, to eliminate the milestone-based payments and royalties provided under those agreements. As such, the Company is no longer entitled to receive any potential future milestone-based payments or royalties under its development and license agreements with Boston Scientific.

Pursuant to one of the Pre-existing Agreements, the Company received a non-refundable licensing fee of $13,000,000 from Boston Scientific in 2008. The Company recorded the $13,000,000 payment as deferred revenue and recognized the revenue on a straight-line basis over the five year period estimated by the Company for its continuing involvement in the development effort (see Note 2, Revenue Recognition), which period ended on March 31, 2013. The Company reevaluated its estimated remaining period of continuing involvement at each reporting period until all of the revenue that had been deferred was recognized.

The transactions contemplated by the BSC Purchase Agreement do not impact the Company’s ability to continue to commercialize its ClearPoint system or to continue the development of its ClearTrace system.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

6.	Notes Payable

Senior Note Payable

The Company had a $2,000,000 secured convertible note (“April 2011 Note”) payable to Brainlab AG (“Brainlab”). Upon issuance, the April 2011 Note was scheduled to mature in April 2016, unless earlier converted, and it accrued interest at the rate of 10% per year. The April 2011 Note was amended in February 2012 to, among other things, provide Brainlab the option to convert the April 2011 Note into shares of the Company’s common stock at a conversion price of $0.60 per share at any time on or before February 23, 2013.

On February 21, 2013, Brainlab delivered notice to the Company of its election to convert the April 2011 Note into shares of the Company’s common stock at the conversion price of $0.60 per share. However, prior to the issuance of those conversion shares, on March 6, 2013, the Company and Brainlab entered into a loan modification. As a result of that loan modification, Brainlab revoked its election to convert the April 2011 Note into shares of common stock. Under the loan modification, the Company issued an amended and restated secured note to Brainlab (the “Amended Brainlab Note”), which amended the April 2011 Note: (i) to remove the equity conversion feature, such that the Amended Brainlab Note is not convertible into any shares of the Company’s capital stock; (ii) to reduce the interest rate, beginning March 6, 2013, from 10% per year to 5.5% per year; (iii) to ease certain restrictive loan covenants; and (iv) to reflect a new note principal balance of $4,289,444, which represents the sum of (A) the original principal balance of the April 2011 Note in the amount of $2,000,000, plus (B) interest accrued under the April 2011 Note through March 6, 2013 in the amount of $389,444, plus (C) $1,900,000. The Amended Brainlab Note completely replaced and superseded the April 2011 Note. The Amended Brainlab Note matures in April 2016, and principal and accrued interest under the Amended Brainlab Note is payable in a single installment upon maturity. The Amended Brainlab Note is secured by a senior security interest in the assets of the Company.

The Company calculated the fair value of the Amended Brainlab Note, as of the loan modification date, based on the amended terms. On the date of the loan modification, the fair value of the Amended Brainlab Note, with its principal balance of $4,289,444, was $3,745,621. The difference between the fair value of the Amended Brainlab Note on the date of the loan modification and the carrying value of the April 2011 Note and related accrued interest immediately prior to the loan modification, resulted in a charge to other expense of $1,356,177 in the consolidated statement of operations during the year ended December 31, 2013. The $543,823 difference between the principal amount of the Amended Brainlab Note and the fair value of the Amended Brainlab Note on the date of the loan modification was recorded as a debt discount and is being amortized to interest expense using the effective interest method over the term of the Amended Brainlab Note.

2010 Junior Secured Notes Payable

In November 2010, the Company issued an aggregate of 10,714,286 units and received proceeds of $3,000,000. The units were sold to existing stockholders and other existing security holders of the Company. Each unit consisted of a junior secured note and one share of the Company’s common stock. The Company issued 10,714,286 shares of common stock and junior secured notes in the aggregate principal amount of $3,000,000. The notes mature in November 2020 and accrue interest at the rate of 3.5% per year. The notes are secured by a security interest in the assets of the Company, which security interest is junior and subordinate to the security interests that secure the Amended Brainlab Note and the 2014 Secured Notes. All outstanding principal and interest on the junior secured notes will be due and payable in a single payment upon maturity.

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

Four officers of the Company purchased an aggregate of 882,726 units in the offering for $247,164. In addition, three non-employee directors of the Company also purchased an aggregate of 567,203 units in the offering for $158,816.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

2014 Junior Secured 12% Notes Payable

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

The 2014 Secured Notes have a five-year term, and they bear interest at a rate of 12% per year, payable semi-annually, in arrears, on each six-month and one-year anniversary of the issuance date. The 2014 Secured Notes are not convertible into shares of the Company’s common stock. Following the third anniversary of the issuance date, the 2014 Secured Notes may be prepaid, without penalty or premium, provided that all principal and unpaid accrued interest under all 2014 Secured Notes is prepaid at the same time. Prior to the third anniversary of the issuance date, the Company may prepay all, but not less than all, of the principal and unpaid accrued interest under the 2014 Secured Notes at any time, subject to the Company’s payment of the additional prepayment premium stated in the notes. The 2014 Secured Notes are secured by a security interest in the Company’s property and assets, which security interest is junior and subordinate to the security interest that secures the senior secured note payable previously issued by the Company to Brainlab AG, which is discussed below.

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

Dividend yield	0%
Expected Volatility	47.5% - 47.7%
Risk free Interest rates	1.73% - 1.76%
Expected life (in years)	5.0

Under GAAP, the Company allocated the $3,725,000 in proceeds proportionately between the 2014 Secured Notes and the warrants issued to investors based on their relative fair values, with $413,057 being recorded as equity. The 2014 Secured Notes were recorded at the principal amount less a discount equal to the $413,057 amount recorded as equity. This discount is being amortized to interest expense over the five year term of the notes using the effective interest method.

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

Scheduled Notes Payable Maturities

Scheduled principal payments with respect to notes payable is summarized as follows:

Years ending December 31,
2015	$-
2016	4,289,445
2017	-
2018	-
2019	3,725,000
Thereafter	3,000,000
Total scheduled principal payments	11,014,445
Less unamortized discounts at December 31, 2014	(3,323,776)
$7,690,669

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

7.	Stockholders’ Equity

December 2014 Private Placement

In December 2014, the Company entered into a securities purchase agreement for the private placement of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock, at a purchase price of $0.6435 per unit (the “December 2014 Financing Transaction”). Each unit consisted of one share of common stock and a warrant to purchase 0.4 share of common stock.

In the December 2014 Financing Transaction, the Company sold to the investors (the “Investors”) 15,812,808 shares of common stock, together with warrants to purchase 6,325,125 shares of common stock (the “Investor Warrants”), for aggregate gross proceeds of $10,175,550, before commissions and offering expenses. One non-employee director of the Company invested $15,000 in the December 2014 Financing Transaction. The Company’s placement agents earned cash commissions of $709,839, and the Company incurred other transaction costs of $85,831 related to the financing. In addition to the cash commission, the Company also issued warrants to the placement agents to purchase 1,106,896 shares of common stock (the “Placement Agent Warrants”).

The Investor Warrants and the Placement Agent Warrants are exercisable for five years from the date of issuance and have an exercise price of $0.858 per share, subject to adjustment from time to time for stock splits or combinations, stock dividends, stock distributions, recapitalizations and other similar transactions. The Investor Warrants contain a provision permitting the Company to redeem the warrants, to the extent then outstanding as of the redemption date, in the event the closing sale price of the Company’s common stock equals or exceeds twice the exercise price of the Investor Warrants for 20 consecutive trading days. Neither the Investor Warrants nor the Placement Agent Warrants contain any down round exercise price reset provision. Both the Investor Warrants and the Placement Agent Warrants are deemed to be indexed to the Company’s stock, and as such, the Company recorded the $9,379,880 of net proceeds from the December 2014 Financing Transaction as equity.

At the closing of the December 2014 Financing Transaction, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, the Company was required to prepare and file a registration statement (the “Registration Statement”) with the SEC under the Securities Act covering the resale of the shares of common stock issued to the Investors under the securities purchase agreement and the shares of common stock underlying the Investor Warrants and the Placement Agent Warrants. The Company filed the Registration Statement on January 13, 2015 and the Registration Statement was declared effective on January 26, 2015. If the Company fails to continuously maintain the effectiveness of the Registration Statement (with certain permitted exceptions), the Company will incur certain liquidated damages to the Investors. The Registration Rights Agreement also contains mutual indemnifications by the Company and each Investor, which the Company believes are customary for transactions of this type.

In connection with the December 2014 Financing Transaction, the Company entered into derivative restriction agreements with each of its directors and executive officers. Under the derivative restriction agreements, each director and executive officer is prohibited from exercising his or her outstanding options and warrants for shares of common stock until the Company’s certificate of incorporation has been amended to provide a number of authorized shares sufficient to permit the Company to reserve shares of common stock for exercise of such options and warrants. Derivative restriction agreements were entered into with respect to 9,141,250 shares underlying outstanding options and warrants held by the Company’s directors and executive officers. The purpose of the derivative restriction agreements was to ensure a sufficient number of authorized, unissued and unreserved shares of common stock to enable the Company to consummate the December 2014 Financing Transaction.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

January 2013 Private Placement

In January 2013, the Company entered into a securities purchase agreement for the private placement of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock, at a purchase price of $1.20 per unit (the “January 2013 Financing Transaction”). Each unit consisted of one share of common stock and a warrant to purchase 0.5 share of common stock.

In the January 2013 Financing Transaction, the Company sold to the investors 9,201,684 shares of common stock, together with warrants to purchase 4,600,842 shares of common stock, for aggregate gross proceeds of $11,042,021, before commissions and offering expenses. The Company’s placement agents earned commissions of $1,104,202, and the Company incurred other transaction costs of $133,024 related to the financing. Non-employee directors of the Company invested a total of $402,000 in the January 2013 Financing Transaction.

The warrants issued in the January 2013 Financing Transaction are exercisable for five years from the date of issuance and had an initial exercise price of $1.75 per share, subject to adjustment from time to time for stock splits or combinations, stock dividends, stock distributions, recapitalizations and other similar transactions. The warrants contain a down round exercise price reset provision stating that, in the event the Company issues shares of its common stock or common stock equivalents in a subsequent financing transaction at a price below the then prevailing warrant exercise price, then the exercise price of the warrants will be adjusted downward to the price at which the Company issues the common stock or common stock equivalents. As a result of the December 2014 Financing Transaction, the exercise price of the warrants issued in the January 2013 Financing Transaction has been adjusted to $0.64 per share.

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

Common Stock Warrants Requiring Liability Accounting

The net-cash settlement and down round provisions contained in the warrants issued in the January 2013 Financing Transaction require derivative liability accounting treatment for the warrants. Likewise, a down round provision contained in the terms of warrants issued by the Company in a 2012 financing transaction also requires derivative liability accounting treatment for those warrants. The fair value of all such warrants was calculated using the Monte Carlo simulation valuation method.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Assumptions used in calculating the fair value of the warrants are noted below:

			Transaction Date
	December 31,		January 2013
	2014	2013	Financing
Dividend yield	0%	0%	0%
Expected volatility	39.3% - 100.0%	40.4% - 100.0%	47.1% - 100.0%
Risk free interest rates	0.67% - 1.12%	1.01% - 1.27%	0.91%
Expected remaining term (in years)	2.51 to 3.07	3.51 to 4.07	5.00

In addition to the assumptions above, the Company also takes into consideration whether or not it would participate in another round of equity financing and, if so, what that stock price would be for such a financing at that time.

The fair values and the changes in fair values of the warrants accounted for as derivative liabilities are reflected below:

Balance at January 1, 2013	$2,128,302
Fair value of January 2013 warrants at transaction date	3,305,245
Gain on change in fair value	(1,685,689)
Balance at December 31, 2013	3,747,858
Gain on change in fair value	(1,549,696)
Balance at December 31, 2014	$2,198,162

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

In June 2013, the stockholders of the Company approved the 2013 Incentive Compensation Plan (the “2013 Plan”). Upon stockholder approval of the 2013 Plan, the Company ceased making awards under a previous plan. A total of 1,250,000 shares of the Company’s common stock are reserved for issuance under the 2013 Plan, of which awards as to 1,038,167 shares were outstanding as of December 31, 2014. Thus, awards as to 211,833 shares remained available for grants under the 2013 Plan as of December 31, 2014.

In December 2013, the Company’s board of directors approved the 2013 Non-Employee Director Equity Incentive Plan (the “Director Plan”). A total of 570,000 shares of the Company’s common stock are reserved for issuance under the Director Plan. The shares reserved for issuance under the Director Plan are intended to be used to cover the stock options granted pursuant to the terms of the Company’s Non-Employee Director Compensation Plan. As of December 31, 2014, awards for 295,000 shares had been issued under the Director Plan. Therefore, 275,000 shares remained available for awards under the Director Plan as of December 31, 2014.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Activity with respect to stock options issued by the Company is summarized as follows:

	Options Outstanding	Options Exercisable (1)	Range of Exercise Prices			Weighted-average Exercise price per share	Intrinsic Value (2)
Balance at January 1, 2013	6,432,127		$0.88	-	$9.64	$1.58	$1,846,040
Exercisable at January 1, 2013		2,386,909	0.88	-	9.64	2.13	205,000
Granted (3)	1,219,500		1.09	-	1.75	1.43
Cancelled or forfeited	(221,402)		1.00	-	9.64	4.33
Outstanding at December 31, 2013	7,430,225		0.88	-	9.64	1.47	1,493,368
Exercisable at December 31, 2013		4,416,292	0.88	-	9.64	1.68	566,589
Granted (3)	3,284,500		0.80	-	1.46	1.09
Exercised	(162,500)		0.88	-	0.88	0.88
Cancelled or forfeited	(208,916)		0.88	-	9.64	1.42
Outstanding at December 31, 2014	10,343,309		0.80	-	9.64	1.36	4,800
Exercisable at December 31, 2014		5,627,505	1.00	-	9.64	1.56	600

(1)	Certain of these options are subject to the derivative restriction agreements entered into by the Company’s directors and executive officers.

(2)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

(3)

All options granted during the years ended December 31, 2013 and 2014 were granted with exercise prices which were deemed to be equal to the fair market value of the Company’s stock on the date of grant, except for 200,000 options granted in December 2013 that have an exercise price of $1.75, which was deemed to be above fair market value on the date of grant.

The following table summarizes information about stock options at December 31, 2014 (contractual life expressed in years):

			Options Outstanding			Options Exercisable (1)
Range of Exercise Prices			Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price
$ 0.80	-	$1.13	5,997,567	8.37	$1.05	2,055,433	6.71	$1.01
1.16	-	2.13	4,252,117	7.37	1.70	3,478,447	6.76	1.76
3.20	-	9.64	93,625	3.14	6.04	93,625	3.14	6.04
			10,343,309	7.91	1.36	5,627,505	6.68	1.56

(1)	Certain of these options are subject to the derivative restriction agreements entered into by the Company’s directors and executive officers.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

The weighted average grant date fair value of options granted during the years ended December 31, 2013 and 2014 was $0.63 and $0.54, respectively. A summary of the status of the Company’s nonvested stock options during the years ended December 31, 2013 and 2014 is presented below:

Nonvested Stock Options	Shares	Weighted - Average Grant Date Fair Value
Nonvested January 1, 2013	4,045,218	$0.56
Granted	1,219,500	0.63
Forfeited	(94,833)	0.76
Vested	(2,155,952)	0.58
Nonvested December 31, 2013	3,013,933	0.52
Granted	3,284,500	0.54
Forfeited	(46,416)	0.58
Vested	(1,536,213)	0.50
Nonvested December 31, 2014	4,715,804	0.54

As of December 31, 2014, there was a total of approximately $2,045,000 of unrecognized compensation cost related to share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

The assumptions used in calculating the fair value under the Black-Scholes option-pricing model are set forth in the following table for options issued by the Company during the:

	Years Ended December 31,
	2014	2013
Dividend yield	0%	0%
Expected Volatility	49.4% to 51.8%	43.4% to 46.0%
Risk free Interest rates	1.73% to 2.71%	0.92% to 2.10%
Expected lives (in years)	5.5 - 6.0	5.0 - 6.0

Warrants

Outstanding warrants relate primarily to warrants issued in connection with financings. Warrants have been issued for terms of up to five years. Common stock warrants issued, expired and outstanding during the years ended December 31, 2013 and 2014 are as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2013	8,763,836	$0.95
Expired	(41,666)	1.00
Issued	4,643,842	1.75
Shares withheld on net settled exercises	(101,318)	0.85
Exercised	(1,127,829)	0.08
Outstanding at December 31, 2013	12,136,865	1.33
Issued	8,622,271	0.98
Outstanding at December 31, 2014	20,759,136	0.91	(1)

(1)	This weighted-average exercise price reflects the impact of warrant exercise price adjustments triggered by the December 2014 private placement.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

The following table summarizes information about outstanding warrants at December 31, 2014 (contractual life expressed in years):

Exercise Price	Number Outstanding	Weighted - Average Remaining Contractual Life	Intrinsic Value (1)
$0.60	458,977	3.14	$105,565
0.64	4,600,842	2.16	874,160
0.75	2,577,750	2.11	206,220
0.86	7,432,021	4.98	-
0.97	343,578	2.50	-
1.00	1,360,000	2.35	-
1.19	2,727,274	2.50	-
1.75	1,233,250	4.23	-
8.00	25,444	0.24	-
	20,759,136	3.37	$1,185,945

(1)	Intrinsic value is calculated as the estimated fair value of the Company's stock at December 31, 2014 less the warrant exercise price of in-the-money warrants.

8.	Income Taxes

The Company had no income tax expense for the years ended December 31, 2014 and 2013. Due to uncertainties surrounding the realization of its deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred income tax assets. If it is determined in the future that it is more likely than not that any deferred income tax assets are realizable, the valuation allowance will be reduced by the estimated net realizable amounts. For the years ended December 31, 2014 and 2013, the valuation allowance increased by $1,247,481 and $3,022,506, respectively.

The tax effect of temporary differences and net operating losses that give rise to components of deferred income tax assets and liabilities consist of the following:

	As of December 31,
	2014	2013
Deferred income tax assets (liabilities):
Property and equipment	$(79,190)	$(153,864)
Deferred revenue	38,989	40,564
Accrued expenses	50,613	223,022
Share based compensation related	1,738,280	1,554,048
Other	334,217	208,266
Net operating loss carryforwards	24,125,719	23,089,111
	26,208,628	24,961,147
Less valuation allowance	(26,208,628)	(24,961,147)
	$-	$-

The Company had a cumulative federal net operating loss of approximately $63,000,000 as of December 31, 2014, which begins to expire in 2015. Under Sections 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation,” as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the Company. The Company has not determined whether such an ownership change has occurred. However, given the equity transactions in which the Company has engaged, the Company believes that the use of the net operating losses shown as deferred tax assets will be significantly limited.

Management has evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes and determined the Company has no uncertain tax positions that could have a significant impact on its consolidated financial statements. The Company’s income tax returns after 2010 remain open for examination.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

9.	Commitments

Leases

The Company leases office space in Tennessee and California under non-cancellable operating leases. The leases expire in 2015. At December 31, 2014, future minimum lease payments under non-cancellable operating leases were $117,638.

Rent expense under all operating leases was approximately $166,000 and $149,000 for the years ended December 31, 2014 and 2013, respectively

Licenses

Certain license arrangements require minimum royalty payments. As of December 31, 2014, future minimum payments under these arrangements are as follows:

Years ending December 31,
2015	$100,000
2016	105,000
2017	115,000
2018	95,000
2019	95,000
Thereafter	795,000
Total minium payments	$1,305,000

Royalty payment amounts may be greater than the minimum required payment amounts based on the negotiated royalty rates. If the Company sublicenses the intellectual property that is licensed from the licensor and the Company receives any royalty payment under or with respect to such sublicense, the Company is obligated to pay the licensor an agreed upon percentage of any such payments. Under the terms of these license agreements, the Company is required to reimburse the licensor for costs incurred by the licensor associated with patent filing, prosecution and maintenance. The Company may terminate these license agreements for any reason, upon giving the licensor either 60 or 90 days written notice, depending on the agreement.

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

Under the New Siemens Agreement, the Company, with cooperation, assistance and technical support from Siemens, plans to develop the commercial version of the research software platform created by Siemens under the Original Siemens Agreement. In addition, under the New Siemens Agreement, Siemens developed certain software features (the “Host Features”) for a planned software release for certain Siemens MAGNETOM MRI systems. The Host Features will enable the connection of the Company’s software and catheters to those MAGNETOM MRI systems, and the Company paid Siemens to perform the development work for the Host Features. The Host Features, which are owned by Siemens, will run within the MRI scanner system. The Host Features will then connect to the Company’s software, which will operate on a separate computer workstation, and enable the performance of MRI-guided cardiac ablation procedures. At December 31, 2014, all amounts required to be paid by the Company to Siemens for software development under the New Siemens Agreement had been expensed.

Technical Service and Training Agreements

The Company entered into technical service and training service agreements with a university whereby the Company committed to pay for certain services to be provided. Under the agreements, the Company is obligated to make payments totaling approximately $87,000 during 2015. No payment obligation exists under the agreements beyond 2015.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Master Services and Software License Agreement

In July 2007, the Company entered into a Master Services and Licensing Agreement (the “Master Software Agreement”) with Merge Healthcare Canada Corp. f/k/a Cedara Software Corp. (“Merge”) for Merge to develop on the Company’s behalf, based on the Company’s detailed specifications, a customized software solution for the Company’s ClearPoint system. Merge was in the business of providing software development and engineering services on a contract basis to a number of companies. In developing the Company’s ClearPoint system software, Merge utilized certain of its own pre-existing software code. Under the Master Software Agreement, the Company received a non-exclusive, worldwide license to the pre-existing software code, in object code form, as an integrated component of the Company’s ClearPoint system software. In return, the Company agreed to pay Merge a license fee for each copy of the ClearPoint system software that the Company distributes, subject to certain minimum license purchase commitment by the Company.

In July 2013, the Company and Merge entered into an amendment to the Master Software Agreement (the “2013 Software Amendment”). At the Company's request, the parties entered into the 2013 Software Amendment to enable the Company to internally perform development, maintenance and support of its ClearPoint system software going forward. As a result, the services which the Company had been outsourcing to Merge are now performed by the Company itself. Under the 2013 Software Amendment, Merge granted the Company a non-exclusive, non-transferable, worldwide license to the source code for certain Merge software, which as mentioned above had been utilized in Merge’s original development work, to use in the Company’s further development and commercialization of its ClearPoint system software. In return, the Company agreed to pay Merge a one-time license fee. Merge may terminate the source code license only for cause. The Company will continue to pay Merge a license fee for each copy of the ClearPoint system software that the Company distributes, but only for licenses in excess of those licenses already purchased or otherwise acquired by the Company prior to the 2013 Software Amendment. The Company had already satisfied its minimum license purchase commitments from the Master Software Agreement. The portion of the licenses purchased by the Company that is not expected to be sold or placed in service in the next 12 months has been recorded as a non-current asset, called software license inventory.

Cardiac EP Business Participation Plan

In June 2010, the Company adopted a plan to provide a key product development advisor and consultant with financial rewards in the event that the Company sells its business operations relating to catheter-based MRI-guided cardiac ablation to treat cardiac arrhythmias, which the Company refers to as its cardiac EP operations. In the event the Company sells its cardiac EP operations, whether on a stand-alone basis or as part of the sale of the Company, the participant will receive a payment under the plan equal to (i) the transaction value paid for or allocated to the cardiac EP operations in the sale, multiplied by (ii) the participant’s “participation interest” at the time of the sale. The participant was initially awarded a participation interest of 6.6%. However, pursuant to the terms of the plan, the participation interest is equitably reduced from time to time to take into account equity financing transactions in which the Company issues shares of its common stock, or securities convertible into shares of its common stock, in exchange for cash proceeds. At December 31, 2014, the participation interest was 2.5%. The plan will terminate in June 2025.

Employment Agreements

The Company has employment agreements (each, an “Employment Agreement,” and collectively, the “Employment Agreements”) with seven executive officers (each, an “Executive”). Among other provisions customary for agreements of this nature, the Employment Agreements provide for severance in the event the Company terminates the Executive’s employment without cause. Likewise, the Employment Agreements provide for certain payments in connection with a change of control transaction and a termination of employment following a change of control transaction. The Employment Agreements for two of the Executives provide for a retention bonus in the amount of $166,667 to be paid to each of the two Executives if such Executive is still employed by the Company on July 31, 2015. The retention bonus is payable on the earlier of July 31, 2015 or the date on which the Executive’s employment is terminated without cause.

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

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Pursuant to the Key Personnel Incentive Program, in the event of a sale transaction, each of the Participants will be entitled to receive an incentive bonus payment equal to $1,000,000. In addition, one of the Participants will also receive an incentive bonus payment equal to 1.4% of net proceeds from the sale transaction in excess of $50,000,000, but not to exceed $700,000. If a sale has not occurred by December 31, 2025, the Key Personnel Incentive Program will terminate. One of the Participants in the Key Personnel Incentive Program was previously a non-employee director of the Company.

10.	Legal Proceeding

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

11.	Subsequent Events

Restructuring

In March 2015, the Company announced that it will consolidate all major business functions into its Irvine, California office. In connection with this consolidation, the Company will close its Memphis, Tennessee office in May of this year. The Company will not retain any of its Memphis-based employees. A total of seven employees will be impacted by the consolidation, including three current executive officers of the Company. In addition to the retention bonuses described in Note 9 that the Company will pay upon termination of the two applicable executive officers, the Company expects to incur approximately $450,000 of costs, consisting of severance and other related compensation, related payroll taxes, and certain office closure costs. Most of these costs are expected to be recorded to expense during the first quarter of 2015 and paid during the second quarter of 2015.

In connection with the consolidation, the Company entered into an employment agreement in March 2015 to hire a new chief financial officer. Under the terms of this employment agreement, the Company will grant an option to purchase 450,000 shares of the Company’s common stock on the date employment begins. In addition, upon each of the first and second anniversaries of the start date, the new chief financial officer will receive additional stock options to purchase 150,000 shares of the Company’s common stock. The exercise price of such options will be equal to the fair market value of the Company’s common stock on the date of grant. The stock options will vest and become exercisable in three equal annual installments, conditioned on continued employment.

Lease Extension

In March 2015, the Company’s lease agreement for its Irvine, California facility was amended to extend the term by three years. The term of the lease agreement was previously scheduled to end in September 2015. Lease payments for the term of the three year extension total approximately $275,000.