Form 10-Q
period 2015-03-31
MRI INTERVENTIONS, INC.
filed 2015-05-07
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 000-54575

MRI Interventions, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-2394628
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)

5 Musick
Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

(949) 900-6833
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

☐ Yes ☒No

As of May 5, 2015, there were 74,880,011 shares of common stock outstanding.

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$6,438,329	$9,244,006
Accounts receivable	605,718	468,949
Inventory, net	2,096,899	1,965,039
Prepaid expenses and other current assets	36,129	29,220
Total current assets	9,177,075	11,707,214
Property and equipment, net	406,892	482,970
Software license inventory	892,500	910,000
Other assets	268,814	285,498
Total assets	$10,745,281	$13,385,682

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,142,876	$997,090
Accrued compensation	321,060	323,644
Accrued restructuring charges	753,400	-
Other accrued liabilities	328,842	1,297,712
Derivative liabilites	2,980,964	2,198,162
Deferred product and service revenues	97,840	102,710
Total current liabilities	5,624,982	4,919,318

Accrued interest	962,075	876,025
Senior secured note payable, net of unamortized discount of $225,353 and $271,305 at March 31, 2015 and December 31, 2014, respectively	4,064,091	4,018,139
2014 junior secured 12% notes payable, net of unamortized discount of $351,225 and $369,299 at March 31, 2015 and December 31, 2014, respectively	3,373,775	3,355,701
2010 junior secured notes payable, net of unamortized discount of $2,649,533 and $2,683,171 at March 31, 2015 and December 31, 2014, respectively	350,467	316,829
Total liabilities	14,375,390	13,486,012
Commitments and contingencies (Notes 4, 5, 6 and 7)
Stockholders' deficit:
Common stock, $0.01 par value; 100,000,000 shares authorized; 74,880,011 shares issued and outstanding at March 31, 2015; and 74,842,428 issued and outstanding at December 31, 2014	748,800	748,424
Additional paid-in capital	76,843,679	76,428,580
Accumulated deficit	(81,222,588)	(77,277,334)
Total stockholders' deficit	(3,630,109)	(100,330)
Total liabilities and stockholders' deficit	$10,745,281	$13,385,682

See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
Product revenues	$976,871	$713,259
Other service revenues	33,532	10,410
Development service revenues	-	98,862
Total revenues	1,010,403	822,531
Cost of product revenues	385,609	350,685
Research and development costs	527,512	817,621
Selling, general, and administrative expenses	2,288,660	1,800,799
Restructuring charges	753,400	-
Gain on sale of intellectual property	-	(4,338,601)
Operating income (loss)	(2,944,778)	2,192,027
Other income (expense):
Gain (loss) on change in fair value of deriviative liabilities	(782,802)	483,790
Other income, net	82,688	103,386
Interest income	7,451	2,607
Interest expense	(307,813)	(151,408)
Net income (loss)	$(3,945,254)	$2,630,402
Net income (loss) per share attributable to common stockholders:
Basic	$(0.05)	$0.04
Diluted	$(0.05)	$0.04
Weighted average shares outstanding:
Basic	74,842,841	58,716,727
Diluted	74,842,841	61,248,630

 See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(3,945,254)	$2,630,402
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and license amortization	86,680	92,629
Share-based compensation	377,892	179,746
Expenses paid through the issuance of common stock	37,583	299,657
(Gain) loss on change in fair value of derivative liabilities	782,802	(483,790)
Gain on sale of intellectual property	-	(4,338,601)
Amortization of debt issuance costs and and original issue discounts	110,015	56,985
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(136,769)	317,649
Inventory	(109,994)	(147,906)
Prepaid expenses and other current assets	(6,909)	102,833
Other assets	(4,000)	(1,500)
Accounts payable and accrued expenses	13,782	(85,730)
Deferred revenue	(4,870)	18,508
Net cash flows from operating activities	(2,799,042)	(1,359,118)
Cash flows from investing activities:
Purchases of property and equipment	(6,635)	(2,390)
Net cash flows from investing activities	(6,635)	(2,390)
Cash flows from financing activities:
Net proceeds from debt private placement	-	3,503,314
Proceeds from stock option exercises	-	143,000
Net cash flows from financing activities	-	3,646,314
Net change in cash and cash equivalents	(2,805,677)	2,284,806
Cash and cash equivalents, beginning of period	9,244,006	3,516,244
Cash and cash equivalents, end of period	$6,438,329	$5,801,050

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$223,500	$323

See accompanying notes.

MRI INTERVENTIONS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●

During the three months ended March 31, 2015, a net amount of ClearPoint reusable components with a cost of $8,006 and accumulated depreciation of $3,640 was transferred from loaned systems to inventory at the net carrying cost. During the three months ended March 31, 2014, a net amount of ClearPoint reusable components with a cost of $47,329 and accumulated depreciation of $18,780 was transferred from loaned systems to inventory at the net carrying cost.

●

In March 2014, the Company entered into an asset purchase agreement to sell certain intellectual property. The asset purchase price was satisfied through the cancellation of related party convertible notes payable in the aggregate amount of $4,338,601.

●

In recording the March 2014 debt private placement transaction, the Company recorded the fair value of the warrants issued to the placement agent, in the amount of $30,210, as a deferred financing cost, and the Company recorded a corresponding amount to additional paid-in capital. In addition, warrants with a relative fair value of $413,057 were issued to investors in the debt private placement transaction. The relative fair value of these warrants was recorded as additional paid-in capital, which resulted in a corresponding debt discount.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

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

Liquidity and Management’s Plans

The cumulative net loss from the Company’s inception through March 31, 2015 was $81,222,588. Net cash used in operations was $2,799,042 for the three months ended March 31, 2015 and $7,250,303 for the year ended December 31, 2014. Since inception, the Company has financed its activities principally from the sale of equity securities, the issuance of notes payable and license arrangements.

The Company’s primary financing activities during the three months ended March 31, 2015 and the year ended December 31, 2014 were: (i) a December 2014 equity private placement, which resulted in net proceeds of $9,379,880; and (ii) a March 2014 debt private placement, which resulted in net proceeds of $3,503,314. In addition, in March 2014, the Company completed a transaction with Boston Scientific Corporation and certain of its affiliates (collectively “Boston Scientific”) that resulted in the cancellation of $4,338,601 in related party convertible notes payable held by Boston Scientific which were scheduled to mature in 2014 (see Note 5).

While the Company expects to continue to use cash in operations, the Company believes its existing cash and cash equivalents at March 31, 2015 of $6,438,329, combined with cash expected to be generated from product sales, will be sufficient to meet its anticipated cash requirements through at least March 31, 2016.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“condensed financial statements”) have been prepared on a basis consistent with the Company’s December 31, 2014 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The condensed financial statements have been prepared in accordance with United States (“U.S.”) Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 17, 2015. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three months ended March 31, 2015 may not be indicative of the results to be expected for the entire year or any future periods.

Derivative Liabilities for Warrants to Purchase Common Stock

Derivative liabilities for warrants to purchase common stock represent the fair value of warrants issued in connection with certain private placements of shares of the Company’s common stock (see Note 7). The fair values of these warrants are presented as liabilities based on certain net cash settlement and exercise price reset, or “down round,” provisions. These derivative liabilities, which are recorded on the accompanying consolidated balance sheets, are calculated utilizing the Monte Carlo simulation valuation method. Changes in the fair values of these warrants are recognized as other income or expense in the related statement of operations.

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

March 31, 2015
Derivative liabilities - warrants	$-	$-	$2,980,964	$2,980,964

December 31, 2014
Derivative liabilities - warrants	$-	$-	$2,198,162	$2,198,162

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below reflects the carrying values and the estimated fair values, based on Level 3 inputs, of the Company’s outstanding notes payable, including the related accrued interest, at March 31, 2015:

		Estimated
	Carrying Values	Fair Values
Senior secured note payable, including accrued interest	$4,562,416	$4,562,416
2014 junior secured notes payable, including accrued interest	3,382,150	3,733,375
2010 junior secured notes payable, including accrued interest	814,217	2,362,324

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

Revenue Recognition

The Company’s revenues are comprised of: (1) product revenues resulting from the sale of ClearPoint system reusable products, disposable products and ClearTrace system components; (2) development service revenues; and (3) other service revenues. The Company recognizes revenue when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is reasonably assured and, for product revenues, risk of loss has transferred to the customer. For all sales, the Company requires either a purchase agreement or a purchase order as evidence of an arrangement. The Company analyzes revenue recognition on an individual arrangement basis. The Company determines whether deliverables under an arrangement represent one or more separate units of accounting as defined by GAAP. Application of GAAP regarding multiple-element arrangements requires management to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship.

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

Sales of ClearTrace components: Revenues from sales of ClearTrace system components to research sites for non-commercial use are recognized at the time risk of loss passes to the customer, which is generally at shipping point or upon delivery to the customer’s location, depending on the agreed upon terms with the customer. The Company does not have regulatory clearance or approval to sell ClearTrace system components for commercial use.

(2)

Development Service Revenues — The Company entered into an agreement to provide development services to a third party. Under the agreement, the Company earned revenue equal to costs incurred for outside expenses related to the development services provided, plus actual direct internal labor costs (including the cost of employee benefits), plus an overhead markup of the direct internal labor costs incurred. Revenues are recognized in the period in which the Company incurred the related costs.

(3)

Other Service Revenues — Other service revenues are comprised of installation fees, training fees, shipping fees and service fees charged in connection with ClearPoint system installations and ClearPoint system service agreements. Typically, the Company bills upfront for service agreements, which have terms ranging from one to three years. These amounts are recognized as revenues ratably over the term of the related service agreement.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s common stock options and common stock warrants. For purposes of computing diluted net income per share, the number of potential common stock equivalents is reduced by the number of shares the Company could have repurchased with the proceeds from issuance of the potentially dilutive shares.

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the United States insured by the Federal Deposit Insurance Corporation. At March 31, 2015, the Company had bank balances in excess of the insured limits of approximately $68,000, most of which was held on deposit to satisfy outstanding checks.

Accounts receivable at March 31, 2015 and December 31, 2014, and substantially all product revenues recognized for the three months ended March 31, 2015 and 2014, relate to sales to customers located in the U.S. and to one distributor. At March 31, 2015, three customers represented 24%, 14% and 12% of the Company’s accounts receivable balance. At December 31, 2014, two customers represented 20% and 17% of the Company’s accounts receivable balance. No other customer represented more than 9% of total accounts receivable at March 31, 2015 or December 31, 2014. For the three months ended March 31, 2015, sales to two customers represented 17% and 14% of product revenues. For the three months ended March 31, 2014, sales to a distributor represented 15% of product revenues and sales to two customers represented 13% and 12% of product revenues. No other single customer represented greater than 8% of product revenues for the three months ended March 31, 2015 or 2014. The Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful, but the Company has not experienced any credit losses or recorded any allowances to date.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this update on future disclosures concerning its liquidity position.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

3.	Inventory

Inventory consists of the following as of:

	March 31	December 31,
	2015	2014
Raw materials and work in process	$1,028,258	$899,014
Software license inventory	350,000	350,000
Finished goods	718,641	716,025
Inventory included in current assets	2,096,899	1,965,039
Software license inventory	892,500	910,000
	$2,989,399	$2,875,039

4.	Restructuring Charges

In March 2015, the Company announced that it will consolidate all major business functions into its Irvine, California headquarters. In connection with this consolidation, the Company will close its Memphis, Tennessee office in May 2015. The Company will not retain any of its Memphis-based employees. A total of seven employees have been or will be impacted by the consolidation, including three executives of the Company. In connection with this consolidation, the Company recorded restructuring charges of $753,400. Approximately $718,000 of the restructuring charge relates to costs associated with severance and other compensation for the impacted employees. Most of the amount recorded as a restructuring charge is expected to be paid during the quarter ended June 30, 2015.

5.	Sale of Intellectual Property in Exchange for Cancellation of the Boston Scientific Notes

In March 2014, the Company entered into an Asset Purchase Agreement (the “BSC Purchase Agreement”) with Boston Scientific. Pursuant to the BSC Purchase Agreement, Boston Scientific purchased from the Company certain MRI-safety technology for implantable medical leads (the “Transferred Intellectual Property”) for an aggregate purchase price of $4,338,601. The Transferred Intellectual Property includes some, but not all, of the intellectual property the Company previously licensed exclusively to Boston Scientific within the fields of neuromodulation and implantable medical leads for cardiac applications. The purchase price was satisfied through the cancellation of three convertible notes payable issued by the Company to Boston Scientific, which were scheduled to mature in 2014, in the aggregate principal amount of $4,338,601 (the “Boston Scientific Notes”). Accordingly, all obligations of the Company under the Boston Scientific Notes were discharged and the liens that secured the Company’s obligations under the Boston Scientific Notes were terminated and released. The Company recorded a gain in its consolidated statement of operations for the three months ended March 31, 2014, equal to the aggregate purchase price for the assets sold under the BSC Purchase Agreement.

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 The transactions contemplated by the BSC Purchase Agreement do not impact the Company’s ability to continue to commercialize its ClearPoint system or to continue the development of its ClearTrace system.

6.	Notes Payable

Senior Secured Note Payable

The Company has a note payable to Brainlab AG (the “Brainlab Note”) in the principal amount of $4,289,444. Interest accrues at 5.5% per year. The Brainlab Note matures in April 2016, and principal and accrued interest is payable in a single installment upon maturity. The Brainlab Note is secured by a senior security interest in the assets of the Company. The original discount associated with the Brainlab Note represented the difference between the fair value and the principal amount of the note at the time the note was modified in March 2013. The unamortized discount at March 31, 2015 and December 31, 2014 was $225,353 and $271,305, respectively. The discount is being amortized to interest expense using the effective interest method over the term of the Brainlab Note.

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

The 2014 Secured Notes have a five-year term, and they bear interest at a rate of 12% per year, payable semi-annually, in arrears, on each six-month and one-year anniversary of the issuance date. The 2014 Secured Notes are not convertible into shares of the Company’s common stock. Following the third anniversary of the issuance date, the 2014 Secured Notes may be prepaid, without penalty or premium, provided that all principal and unpaid accrued interest under all 2014 Secured Notes is prepaid at the same time. Prior to the third anniversary of the issuance date, the Company may prepay all, but not less than all, of the principal and unpaid accrued interest under the 2014 Secured Notes at any time, subject to the Company’s payment of the additional prepayment premium stated in the notes. The 2014 Secured Notes are secured by a security interest in the Company’s property and assets, which security interest is junior and subordinate to the security interest that secures Brainlab note.

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

2010 Junior Secured Notes Payable

In November 2010, the Company issued an aggregate of 10,714,286 units and received proceeds of $3,000,000. The units were sold to existing stockholders and other existing security holders of the Company. Each unit consisted of a junior secured note and one share of the Company’s common stock. The Company issued 10,714,286 shares of common stock and junior secured notes in the aggregate principal amount of $3,000,000. The notes mature in November 2020 and accrue interest at the rate of 3.5% per year. The notes are secured by a security interest in the assets of the Company, which security interest is junior and subordinate to the security interests that secure the Brainlab Note and the 2014 Secured Notes. All outstanding principal and interest on the junior secured notes will be due and payable in a single payment upon maturity.

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

Scheduled Notes Payable Maturities

Scheduled principal payments with respect to notes payable are summarized as follows:

Years ending December 31,
2015	$-
2016	4,289,445
2017	-
2018	-
2019	3,725,000
Thereafter	3,000,000
Total scheduled principal payments	11,014,445
Less unamortized discounts at March 31, 2015	(3,226,112)
$7,788,333

7.	Stockholders’ Equity

Common Stock Warrants Requiring Liability Accounting

The net-cash settlement and down round provisions contained in the warrants issued in a January 2013 financing transaction require derivative liability accounting treatment for the warrants. Likewise, a down round provision contained in the terms of warrants issued by the Company in a July 2012 financing transaction also requires derivative liability accounting treatment for those warrants. The fair value of all such warrants was calculated using the Monte Carlo simulation valuation method.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Assumptions used in calculating the fair value of the warrants at March 31, 2015 are noted below:

Dividend yield		0%
Expected volatility	40.4%	-	100.0%
Risk free interest rates	0.56%	-	0.70%
Expected remaining term (in years)	2.26	-	2.82

In addition to the assumptions above, the Company also takes into consideration whether it would participate in another round of equity financing and, if so, what that stock price would be for such a financing at that time.

The fair values and the changes in fair values of the warrants accounted for as a derivative liability is reflected below:

Fair value at December 31, 2014	$2,198,162
Loss on change in fair value	782,802
Fair value at March 31, 2015	$2,980,964

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

In June 2013, the stockholders of the Company approved the 2013 Incentive Compensation Plan (the “2013 Plan”). A total of 1,250,000 shares of the Company’s common stock are reserved for issuance under the 2013 Plan, of which awards as to 1,055,667 shares were outstanding as of March 31, 2015. Thus, awards as to 194,333 shares remained available for grants under the 2013 Plan as of March 31, 2015.

In December 2013, the Company’s board of directors approved the 2013 Non-Employee Director Equity Incentive Plan (the “Director Plan”). A total of 570,000 shares of the Company’s common stock are reserved for issuance under the Director Plan. The shares reserved for issuance under the Director Plan are intended to be used to cover the stock options granted pursuant to the terms of the Company’s Non-Employee Director Compensation Plan. As of March 31, 2015, awards for 295,000 shares had been issued under the Director Plan. Therefore, 275,000 shares remained available for awards under the Director Plan as of March 31, 2015.

Activity under all of the Company’s equity compensation plans during the three months ended March 31, 2015 is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2014	10,343,309	$1.36
Granted	502,500	1.01
Forfeited	(35,000)	0.99
Outstanding at March 31, 2015	10,810,809	1.35

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated grant date fair values of options granted during the three months ended March 31, 2015 were calculated using the Black-Scholes valuation model, based on the following assumptions:

Dividend yield		0%
Expected Volatility	46.7%	to	48.8%
Risk free Interest rates	1.95%	to	2.71%
Expected lives (in years)		6.0

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the periods indicated below, share-based compensation expense related to options was:

Three Months Ended March 31,
2015	2014
$367,309	$179,746

As of March 31, 2015, there was unrecognized compensation expense of approximately $1,902,000 related to outstanding stock options, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the three months ended March 31, 2015 was as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2014	20,759,136	$0.91
Issued	35,000	1.00
Terminated	(25,444)	8.00
Outstanding at March 31, 2015	20,768,692	0.90

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report. Historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. The majority of our product revenues for the three months ended March 31, 2015 and year ended December 31, 2014 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system for commercial use; however, we have had an isolated sale of certain ClearTrace system components to a research site for non-commercial use. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of March 31, 2015, we had an accumulated deficit of $81.2 million. We may continue to incur operating losses as we commercialize our ClearPoint system products, continue to develop our ClearTrace system, and expand our business.

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

Generating recurring revenues from the sale of disposable products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage each new installation of our ClearPoint system to generate recurring sales of our ClearPoint disposable products. Our product revenues were $977,000 for the three months ended March 31, 2015 and $3.4 million for the year ended December 31, 2014, respectively, and were almost exclusively related to our ClearPoint system.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and our ClearTrace system components. This includes: salaries, travel, and benefits of research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; sponsored research and product development with third parties; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development expenses may increase as we: (1) continue our ClearTrace system product development efforts; (2) continue to develop enhancements to our ClearPoint system; and (3) expand our research to apply our technologies to additional product applications. From our inception through March 31, 2015, we have incurred approximately $44 million in research and development expenses.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2015 as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 17, 2015.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	Three Months Ended March 31,		Percentage
($s in thousands)	2015	2014	Change
Product and other service revenues	$1,010	$724	40%
Development service revenues	-	99	(100)%
Cost of product revenues	386	351	10%
Research and development costs	528	818	(35)%
Selling, general and administrative expenses	2,289	1,801	27%
Restructuring charges	753	-	NM
Gain on sale of intellectual property	-	(4,339)	(100)%
Other income (expense):
Gain (loss) on change in fair value of derivative liability	(783)	484	(262)%
Other income, net	84	103	(18)%
Interest expense, net	(300)	(149)	101%
Net income (loss)	(3,945)	2,630	(250)%

NM= not meaningful

Product and Other Service Revenues. Product and other service revenues were $1.0 million for the three months ended March 31, 2015, and $724,000 for the same period in 2014, an increase of $286,000, or 40%. Product and other service revenues included disposable product sales for the three months ended March 31, 2015 of $840,000, compared with $565,000 for the same period in 2014, an increase of $275,000, or 49%. The increase reflected customer purchases of disposable products during the three months ended March 31, 2015 for a higher number of performed and anticipated procedures compared with the same period last year. Approximately $137,000 of the product and other service revenues for the three months ended March 31, 2015 related to the sale of ClearPoint system reusable products, compared with $92,000 for same period last year, an increase of $45,000. Product and other service revenues for the three months ended March 31, 2014 also included $56,000 in ClearTrace system components sold to a research site for non-commercial use. Other service revenues, mostly related to ClearPoint system service agreements and installation services, were $33,000 for the three months ended March 31, 2015, and approximately $11,000 for same period last year.

Development Service Revenues. During the three months ended March 31, 2014, we recorded development service revenues of $99,000, and no such revenues were recorded during the three months ended March 31, 2015. The change reflects the completion of a development project we performed on a contract basis. We do not expect development service revenues to be a long-term ongoing source of revenues.

Cost of Product Revenues. Cost of product revenues was $386,000 for the three months ended March 31, 2015, representing gross margin on product revenues of 60%, compared to $351,000 for the same period last year, representing gross margin of 51%. This improvement in gross margin resulted from leverage from higher production volumes and favorable mix.

Research and Development Costs.  Research and development costs were $528,000 for the three months ended March 31, 2015, compared to $818,000 for the same period last year, a decrease of $290,000, or 35%. Approximately $181,000 of the decrease related to a reduction in spending on our ClearTrace development program. Reductions in sponsored research of $67,000 and in consulting services of $31,000 also contributed to the overall decrease.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2.3 million for the three months ended March 31, 2015, compared with $1.8 million for the same period last year, an increase of $488,000, or 27%. The overall increase related to an increase in share-based compensation of $198,000, an increase in salary and related costs of approximately $100,000 associated with having a full-time executive chairman in addition to a chief executive officer, an increase in hiring costs of $98,000, and increases in sales and marketing expenditures of approximately $67,000. The full-time executive chairman position was eliminated in April 2015 in connection with the plan discussed below to close our Memphis, Tennessee office.

Restructuring Charges. In March 2015, we announced that we will consolidate all major business functions into our Irvine, California headquarters. In connection with this consolidation, we will close our Memphis, Tennessee office in May 2015. We will not retain any of our Memphis-based employees. A total of seven employees have been or will be impacted by the consolidation, including three of our executives. In connection with this consolidation, we recorded restructuring charges of $753,400. Approximately $718,000 of the restructuring charge relates to costs associated with severance and other compensation for the impacted employees. Most of the amounts recorded as restructuring charges are expected to be paid during the quarter ending June 30, 2015.

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

Other Income (Expense). During the three months ended March 31, 2015, we recorded a loss of $783,000, and during the three months ended March 31, 2014, we recorded a gain of $484,000, in each case resulting from changes in the fair value of our derivative liabilities associated with certain warrants we issued in equity private placement transactions.

Net other income was $84,000 and $103,000 for the three months ended March 31, 2015 and 2014, respectively. Most of the other income for the three months ended March 31, 2015 related to grants received to fund research, and the majority of other income for the three months ended March 31, 2014 related to negotiated reductions in amounts payable to service providers.

Net interest expense for the three months ended March 31, 2015 was $300,000, compared with $149,000 for the same period in 2014. The increase relates mostly to interest on notes payable we issued in our March 2014 private debt private placement, as well as the amortization of the related debt discount and deferred financing costs associated with that transaction.

Liquidity and Capital Resources

Our cumulative net loss from inception through March 31, 2015 was $81.2 million. We expect such losses to continue through at least the year ending December 31, 2015 as we continue to commercialize our ClearPoint system and pursue research and development activities related to our ClearTrace system. Net cash used in operating activities was $2.8 million for the three months ended March 31, 2015 and $7.3 million for the year ended December 31, 2014. Since inception, we have financed our activities principally from the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements.

Our primary financing activities during the three months ended March 31, 2015 and the year ended December 31, 2014 were: (i) a December 2014 equity private placement, which resulted in net proceeds of $9.4 million; and (ii) a March 2014 debt private placement, which resulted in net proceeds of $3.5 million. In addition, in March 2014, we completed a transaction with Boston Scientific that resulted in the cancellation of $4.3 million in related party convertible notes payable that were scheduled to mature in 2014.

While we expect to continue to use cash in operations, we believe our cash and cash equivalents at March 31, 2015 of $6.4 million, combined with cash expected to be generated from product sales, will be sufficient to meet our anticipated cash requirements through at least March 31, 2016. During the remainder of 2015, we expect to increase revenues from sales of ClearPoint system products as a result of greater utilization at existing installed sites and an increase in the number of installed sites. Certain planned expenditures are discretionary and could be deferred if we are required to do so to fund critical operations.

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

Cash Flows

Cash activity for the three months ended March 31, 2015 and 2014 is summarized as follows:

	Three Months Ended March 31,
($s in thousands)	2015	2014
Cash used in operating activities	$(2,799)	$(1,359)
Cash used in investing activities	(7)	(2)
Cash provided by financing activities	-	3,646
Net increase (decrease) in cash and cash equivalents	$(2,806)	$2,285

Net Cash Flows from Operating Activities. We used $2.8 million and $1.4 million of cash for operating activities during the three months ended March 31, 2015 and 2014, respectively. Net cash used in operating activities during the three months ended March 31, 2015 primarily reflected our $2.9 million loss from operations, plus the $137,000 increase in accounts receivable, plus the $110,000 increase in inventory, less $378,000 in share-based compensation. Net cash used in operating activities during the three months ended March 31, 2014 primarily reflected our $2.2 million income from operations, plus $370,000 for expenses paid through the issuance of common stock, plus a $318,000 reduction in accounts receivable, plus $180,000 in share-based compensation, less the gain on the sale of intellectual property of $4.3 million and a $148,000 increase in inventory.

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the three months ended March 31, 2015 and 2014 were $7,000 and $2,000, respectively.

Net Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2014 of $3.6 million related primarily to proceeds from our March 2014 debt private placement.

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We could continue to incur net losses as we continue our efforts to expand the commercialization of our ClearPoint system products, continue to develop our ClearTrace system, and pursue additional applications for our technology platforms. Our cash balances are typically held in a variety of interest bearing instruments, including interest bearing demand accounts and certificates of deposit. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

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

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K, which we filed with the SEC on March 17, 2015.

Risks Related to Our Business

We have incurred losses since our inception and we may continue to incur losses. If we fail to generate significant revenue from sales of our products, we may never achieve or sustain profitability.*

As of March 31, 2015, we had an accumulated deficit of approximately $81.2 million. The accumulated deficit has resulted principally from costs incurred in connection with our sales and marketing activities, research and development efforts and manufacturing activities, and other general and administrative expenses associated with our operations. We have incurred losses in each year since our inception in 1998, and we may continue to incur losses as we continue to invest capital in the sales and marketing of our ClearPoint products, development of our ClearTrace system and growth of our business generally.

As a result of the numerous risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Our profitability will depend on revenues from the sale of our products. We cannot provide any assurance that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our relatively limited commercialization history, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ deficit and working capital and could result in a decline in our stock price or cause us to cease operations.

Our ClearPoint system may not achieve broad market acceptance or be commercially successful.

We expect that sales of our ClearPoint system products will account for the majority of our revenues for at least the next few years. Our ClearPoint system may not gain broad market acceptance unless we continue to convince physicians, hospitals and patients of its benefits. Moreover, even if physicians and hospitals understand the benefits of our ClearPoint system, they still may elect not to use our ClearPoint system for a variety of reasons, such as:

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

We have entered into a co-development and distribution agreement with Brainlab pursuant to which, among other things, we appointed Brainlab as a distributor of our ClearPoint system products in the United States and Europe. However, there is no assurance that Brainlab will be successful in marketing and selling our ClearPoint system products. In addition, under our agreement, Brainlab is not subject to any minimum sales or other performance requirements. Therefore, we may not realize the desired benefits from our agreement with Brainlab. To date, we have not generated significant revenues from our distribution relationship with Brainlab.

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

Federal legislation and other payment and policy changes may have a material adverse effect on our business.*

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

Congress recently passed and, on April 16, 2015, President Obama signed into law, the Medicare Access and CHIP Reauthorization Act, or the Medicare Access Act, which removed the sustainable growth rate or SGR, methodology applicable to fees for physician services. The Medicare Access Act provides for a transition from the fee-for-service payment system to a more value-based system. In this process, reimbursements from the Medicare program may be reduced. As noted above, failure by hospitals and physicians to receive an amount that they consider to be adequate reimbursement for procedures in which our products are used will deter them from purchasing or using our products and will limit our sales growth.

Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives will be implemented at the federal or state level, or the effect any recently promulgated or future legislation or regulation will have on us. However, an expansion in government’s role in the United States healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.

If there are changes in coverage or reimbursement from third-party payors, our revenues and prospects for profitability could suffer.*

In the United States, we believe that existing billing codes apply to procedures in which physicians use our ClearPoint system. Reimbursement levels for procedures using our ClearPoint system or any product that we may market in the future could be decreased or eliminated as a result of recent or future legislation, regulation or reimbursement policies of third-party payors. Any such decrease or elimination would adversely affect the demand for our products and our ability to sell our products on a profitable basis. Furthermore, if procedures using our ClearPoint system gain market acceptance and the number of these procedures increases, the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicare Program, as well as other public or private payors, may establish new billing codes for those procedures that provide for a lower reimbursement amount than traditional approaches, which would adversely affect our financial results and business.

Among other things, the Affordable Care Act will ultimately increase the overall pool of persons with access to health insurance in the United States, at least in those states that expand their Medicaid programs. Although such an increase in covered lives should ultimately benefit hospitals, the Affordable Care Act also includes a number of cuts in Medicare reimbursement to hospitals that may take effect prior to the time hospitals realize the financial benefit of a larger pool of insured persons. Those cuts in Medicare reimbursement, together with any additional cuts in Medicare reimbursement stemming from the Medicare Access Act, could adversely impact the operations and finances of hospitals, reducing their ability to purchase medical devices, such as our products.

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

Our ClearTrace system remains under development. We cannot be certain that we will be able to successfully complete development of, and obtain regulatory clearances or approvals for, our ClearTrace system in a timely fashion, or at all.*

Our ClearTrace system is still under development, and, to date, we have conducted only animal studies and other preclinical work with respect to that product candidate. Our ClearTrace system will require substantial additional development and testing, and at present we are focusing most of our efforts and resources on the commercialization of our ClearPoint system. There can be no assurance that our development efforts will be successfully completed or that the ClearTrace system will have the capabilities we expect. We may encounter significant difficulties and costs during the course of our development efforts and we may encounter significant delays. Even if we successfully complete development of our ClearTrace system, there can be no assurance that we will obtain the regulatory clearances or approvals to market and commercialize it. If we are unable to obtain regulatory clearances or approvals for our ClearTrace system, or otherwise experience delays in obtaining such regulatory clearances or approvals, the commercialization of the ClearTrace system will be delayed or prevented, which will adversely affect our ability to generate revenues. Even if cleared or approved, the ClearTrace system may not be cleared or approved for the indications that are necessary or desirable for successful commercialization. Delays in developing our ClearTrace system or obtaining regulatory clearances or approvals may also result in the loss of potential competitive advantages that might otherwise be attained by bringing products to market earlier than our competitors. Any of these contingencies could adversely affect our business.

In the United States, unless an exemption applies, we cannot market a new medical device without first receiving either premarket notification, or 510(k) clearance, or approval of a premarket approval application, or PMA, from the Food and Drug Administration, or FDA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology, safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The 510(k) clearance process generally takes three to twelve months from submission, but can take significantly longer. The process of obtaining PMA approval is much more costly and uncertain than the 510(k) clearance process. The PMA approval process can be lengthy and expensive and requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on data obtained in clinical trials. The PMA process generally takes one to three years, or even longer, from the time the PMA application is submitted to the FDA until an approval is obtained.

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

In addition, numerous other federal and state laws protect the confidentiality of patient information as well as employee personal information, including state medical privacy laws, state social security number protection laws, state data breach laws and federal and state consumer protection laws. These various laws in many cases are not preempted by the HIPAA rules and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. In connection with any clinical trials we conduct, we will be subject to state and federal privacy and human subject protection regulations. The HIPAA requirements and other human subjects research laws could create liability for us or increase our cost of doing business because we must depend on our research collaborators to comply with the applicable laws. We may adopt policies and procedures that facilitate our collaborators’ compliance, and contractually require compliance, but we cannot ensure that non-employee collaborators or investigators will comply with applicable laws. As a result, unauthorized uses and disclosures of research subject information in violation of the law may occur. Any such violations could lead to sanctions that could adversely affect our business.

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

In March 2015, we announced that we will consolidate all major business functions into our Irvine, California headquarters, and, as a result, we will close our Memphis, Tennessee office in May 2015. We will not retain any of our Memphis-based employees. In connection with the consolidation, we entered into an employment agreement in March 2015 to hire a new Chief Financial Officer.

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

As of April 30, 2015, almost all of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of common stock pursuant to a prospectus, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2015

MRI INTERVENTIONS, INC.

By:	/s/ Francis P. Grillo
Francis P. Grillo
Chief Executive Officer (Principal Executive Officer)

By:	/s/ David W. Carlson
David W. Carlson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-54575	3.1	May 11, 2012

3.2	Amended and Restated Bylaws	10-Q	000-54575	3.2	May 11, 2012

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate	10-Q	000-54575	4.2	November 14, 2014

10.1*	Employment Offer Letter between MRI Interventions, Inc. and Harold A. Hurwitz

10.2*	Non-Competition Agreement between Harold A. Hurwitz and MRI Interventions, Inc.

10.3*	Non-Disclosure and Proprietary Rights Agreement between Harold A. Hurwitz and MRI Interventions, Inc.

10.4*	Consulting Agreement dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins

10.5*	Omnibus Amendment dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins

10.6	Second Amendment to Lease Agreement dated as of February 24, 2015, by and between Shaw Investment Company, LLC and MRI Interventions, Inc.	10-K	000-54575	10.24	March 17, 2015

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

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