Form 10-Q
period 2015-06-30
MRI INTERVENTIONS, INC.
filed 2015-08-10
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to _____

Commission file number: 000-54575

MRI Interventions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-2394628
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)

5 Musick
Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

(949) 900-6833
(Registrant’s Telephone Number, Including Area Code)

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

☐ Yes ☒ No

As of August 10, 2015, there were 74,912,267 shares of common stock outstanding.

MRI INTERVENTIONS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under United States federal securities laws. The forward-looking statements are contained principally in the sections of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	future revenues from sales of ClearPoint system products;

●	our ability to market, commercialize and achieve broader market acceptance for our ClearPoint system products;

●	estimates regarding the sufficiency of our cash resources; and

●	our ability to obtain additional financing.

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$3,519,735	$9,244,006
Accounts receivable	487,104	468,949
Inventory, net	2,122,523	1,965,039
Prepaid expenses and other current assets	157,350	29,220
Total current assets	6,286,712	11,707,214
Property and equipment, net	432,857	482,970
Software license inventory	877,400	910,000
Other assets	261,180	285,498
Total assets	$7,858,149	$13,385,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$585,202	$997,090
Accrued compensation	360,055	323,644
Accrued restructuring charges	36,863	-
Other accrued liabilities	1,136,595	1,297,712
Derivative liabilities	3,167,268	2,198,162
Deferred product and service revenues	73,220	102,710
Senior secured note payable, net of unamortized discount of $171,848	4,117,596	-
Total current liabilities	9,476,799	4,919,318

Accrued interest	490,000	876,025
Senior secured note payable, net of unamortized discount of $271,305	-	4,018,138
2014 junior secured 12% notes payable, net of unamortized discount of $336,660 and $369,299 at June 30, 2015 and December 31, 2014, respectively	3,388,340	3,355,701
2010 junior secured notes payable, net of unamortized discount of $2,615,894 and $2,683,171 at June 30, 2015 and December 31, 2014, respectively	384,106	316,829
Total liabilities	13,739,245	13,486,012
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; 200,000,000 shares authorized; 74,912,267 shares issued and outstanding at June 30, 2015; and 74,842,428 issued and outstanding at December 31, 2014	749,122	748,424
Additional paid-in capital	77,652,521	76,428,580
Accumulated deficit	(84,282,739)	(77,277,334)
Total stockholders’ deficit	(5,881,096)	(100,330)
Total liabilities and stockholders’ deficit	$7,858,149	$13,385,682

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,
	2015	2014
Revenues:
Product revenues	$774,054	$1,154,569
Other service revenues	29,249	29,351
Development service revenues	22,438	4,984
Total revenues	825,741	1,188,904
Cost of product revenues	394,821	576,935
Research and development costs	426,931	898,423
Selling, general, and administrative expenses	2,187,393	1,929,134
Restructuring charges	499,184	-
Operating loss	(2,682,588)	(2,215,588)
Other income (expense):
Gain (loss) on change in fair value of derivative liabilities	(186,304)	875,546
Other income, net	115,522	25,993
Interest income	4,744	4,644
Interest expense	(311,525)	(283,695)
Net loss	$(3,060,151)	$(1,593,100)
Net loss per share attributable to common stockholders:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)
Weighted average shares outstanding:
Basic	74,842,841	58,919,945
Diluted	74,842,841	58,919,945

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Six Months Ended June 30,
	2015	2014
Revenues:
Product revenues	$1,750,925	$1,867,828
Other service revenues	62,781	39,761
Development service revenues	22,438	103,846
Total revenues	1,836,144	2,011,435
Cost of product revenues	780,430	927,620
Research and development costs	954,443	1,716,044
Selling, general, and administrative expenses	4,476,053	3,729,933
Restructuring charges	1,252,584
Gain on sale of intellectual property	-	(4,338,601)
Operating income (loss)	(5,627,366)	(23,561)
Other income (expense):
Gain (loss) on change in fair value of derivative liabilities	(969,106)	1,359,336
Other income, net	198,209	129,379
Interest income	12,195	7,251
Interest expense	(619,337)	(435,103)
Net income (loss)	$(7,005,405)	$1,037,302
Net income (loss) per share attributable to common stockholders:
Basic	$(0.12)	$0.02
Diluted	$(0.12)	$0.02
Weighted average shares outstanding:
Basic	59,240,848	58,817,350
Diluted	59,240,848	60,602,643

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(7,005,405)	$1,037,302
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and license amortization	137,356	206,076
Share-based compensation	1,152,309	363,908
Expenses paid through the issuance of common stock	72,326	337,735
(Gain) loss on change in fair value of derivative liabilities	969,106	(1,359,336)
Gain on negotiated reductions in accounts payable	-	(70,000)
Gain on sale of intellectual property	-	(4,338,601)
Amortization of debt issuance costs and original issue discounts	223,739	142,880
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(18,154)	171,300
Inventory	(188,079)	(299,644)
Prepaid expenses and other current assets	(128,130)	124,625
Other assets	(16,715)	(1,500)
Accounts payable and accrued expenses	(885,757)	676,973
Deferred revenue	(29,490)	(72,819)
Net cash flows from operating activities	(5,716,894)	(3,081,101)
Cash flows from investing activities:
Purchases of property and equipment	(7,377)	(5,378)
Net cash flows from investing activities	(7,377)	(5,378)
Cash flows from financing activities:
Net proceeds from debt private placement	-	3,503,314
Proceeds from stock option exercises	-	143,000
Net cash flows from financing activities	-	3,646,314
Net change in cash and cash equivalents	(5,724,271)	559,835
Cash and cash equivalents, beginning of period	9,244,006	3,516,244
Cash and cash equivalents, end of period	$3,519,735	$4,076,079

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$-	$323

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●	During the six months ended June 30, 2015 and 2014, ClearPoint reusable components with a net carrying cost of $63,196 and $114,878, respectively, were transferred from loaned systems to inventory.

●	In March 2014, the Company entered into an asset purchase agreement to sell certain intellectual property. The asset purchase price was satisfied through the cancellation of related party convertible notes payable in the aggregate amount of $4,338,601.

●	In recording the March 2014 debt private placement transaction, the Company recorded the fair value of the warrants issued to the placement agent, in the amount of $30,210, as a deferred financing cost, and the Company recorded a corresponding amount to additional paid-in capital. In addition, warrants with a relative fair value of $413,057 were issued to investors in the debt private placement transaction. The relative fair value of these warrants was recorded as additional paid-in capital, which resulted in a corresponding debt discount.

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of the Business and Liquidity

MRI Interventions, Inc. (the “Company”) is a medical device company focused on the development and commercialization of technology that enables physicians to see inside the brain and heart using direct, intra-procedural magnetic resonance imaging (“MRI”) guidance while performing minimally invasive surgical procedures. The Company was incorporated in the state of Delaware in March 1998. The Company’s principal executive office and principal operations are located in Irvine, California. The Company established MRI Interventions (Canada) Inc., a wholly-owned subsidiary incorporated in Canada, in August 2013. This subsidiary was established primarily for the purpose of performing software development, and its activities are reflected in these condensed consolidated financial statements.

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

Liquidity and Management’s Plans

The cumulative net loss from the Company’s inception through June 30, 2015 was $84,282,739. Net cash used in operations was $5,716,894 for the six months ended June 30, 2015 and $7,250,303 for the year ended December 31, 2014. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent such financing activities consist of (i) a December 2014 equity private placement, which resulted in net proceeds of $9,379,880; and (ii) a March 2014 debt private placement, which resulted in net proceeds of $3,503,314. In addition, in March 2014, the Company completed a transaction with Boston Scientific Corporation and certain of its affiliates (collectively “Boston Scientific”) that resulted in the cancellation of $4,338,601 in related party convertible notes payable held by Boston Scientific which were scheduled to mature in 2014 (see Note 5).

The Company’s plans for the next twelve months reflect management’s anticipation of increases in revenues from sales of the ClearPoint System and related disposable products as a result of greater utilization at existing installed sites and the installation of the ClearPoint System at new sites. Management also anticipates maintaining recurring operating expenses at historical levels, with expected decreases in general and administrative expenses, resulting primarily from the operational restructuring discussed in Note 4, being offset by increases in selling and marketing expenses associated with the anticipated growth in revenues. However, there is no assurance that the Company will be able to achieve its anticipated results, and even in the event such results are achieved, the Company expects to continue to consume cash in its operations over at least the next twelve months. In addition, as discussed in Note 6, the Company has a note payable (the “Brainlab Note”) that matures in April 2016, with both principal of $4.3 million and accrued interest of $740,000 at the maturity date payable in a single installment upon maturity.

As a result of the foregoing, the Company believes it will be necessary to seek additional sources of funds from the sale of equity or debt securities, which likely would result in dilution to the Company’s current stockholders, or from the establishment of a credit facility. There is no assurance, however, that the Company will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs. If the Company is not able to obtain the additional financing on a timely basis, the Company may be unable to achieve its anticipated results, and the Company may not be able to meet its other obligations as they become due. An inability to obtain a sufficient amount of additional funding would create substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“condensed financial statements”) have been prepared on a basis consistent with the Company’s December 31, 2014 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The condensed financial statements have been prepared in accordance with United States (“U.S.”) Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 17, 2015. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and six months ended June 30, 2015 may not be indicative of the results to be expected for the entire year or any future periods.

Derivative Liabilities for Warrants to Purchase Common Stock

Derivative liabilities for warrants to purchase common stock represent the fair value of warrants issued in connection with certain private placements of shares of the Company’s common stock (see Note 7). The fair values of these warrants are presented as liabilities based on certain net cash settlement and exercise price reset, or “down round,” provisions. These derivative liabilities are calculated utilizing the Monte Carlo simulation valuation method. Changes in the fair values of these warrants are recognized as other income or expense in the related statement of operations.

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

June 30, 2015
Derivative liabilities - warrants	$-	$-	$3,167,268	$3,167,268
December 31, 2014
Derivative liabilities - warrants	$-	$-	$2,198,162	$2,198,162

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below reflects the carrying values and the estimated fair values, based on Level 3 inputs, of the Company’s outstanding notes payable, including the related accrued interest, at June 30, 2015:

	Carrying Values	Estimated Fair Values
Senior secured note payable, including accrued interest	$4,675,720	$4,675,720
2014 junior secured notes payable, including accrued interest	3,508,465	3,845,125
2010 junior secured notes payable, including accrued interest	874,106	2,419,477

Inventory

Inventory is carried at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Items in inventory relate predominantly to the Company’s ClearPoint system. Software license inventory that is not expected to be utilized within the next twelve months is classified as a non-current asset. The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potential obsolete items.

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

Sales of disposable products: Revenues from the sale of disposable products, including ClearPoint system disposable products, are recognized at the time risk of loss passes to the customer, which is generally upon delivery to the customer’s location, depending on the agreed upon terms with the customer.

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

(2)	Development Service Revenues — The Company entered into an agreement to provide development services to a third party. Under the agreement, the Company earned revenue equal to costs incurred for outside expenses related to the development services provided, plus actual direct internal labor costs (including the cost of employee benefits), plus an overhead markup of the direct internal labor costs incurred. Revenues are recognized in the period in which the Company incurred the related costs.

(3)	Other Service Revenues — Other service revenues are comprised of installation fees, training fees, shipping fees and service fees charged in connection with ClearPoint system installations and ClearPoint system service agreements. Typically, the Company bills at the inception of service agreements, which have terms ranging from one to three years. These amounts are recognized as revenues ratably over the term of the related service agreement.

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

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the United States insured by the Federal Deposit Insurance Corporation. At June 30, 2015, the Company had approximately $206,531 in bank balances that were in excess of the insured limits.

At June 30, 2015, two commercial customers and a U.S. governmental agency, from whom the Company derives revenues from a research grant, represented 18%, 15% and 15%, respectively, of the Company’s accounts receivable balance. At December 31, 2014, two commercial customers represented 20% and 17% of the Company’s accounts receivable balance. No other customer represented more than 7% and 9% of total accounts receivable at June 30, 2015 and December 31, 2014, respectively.

For the three months ended June 30, 2015, sales to three customers represented 18%, 12% and 11% of product revenues. For the three months ended June 30, 2014, sales to three customers represented 12%, 10% and 10% of product revenues. For the six months ended June 30, 2015, sales to one customer represented 17% of product revenues. For the six months ended June 30, 2014, sales to a distributor represented 15% of product revenues and sales to two customers represented 13% and 12% of product revenues. No other single customer represented greater than 9% and 8% of product revenues for the three months ended June 30, 2015 and 2014, respectively, and 9% and 8% of product revenues for the six months ended June 30, 2015 and 2014, respectively. The Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful, but the Company has not experienced any credit losses or recorded any allowances to date.

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. While the ASU permits early adoption, the Company has opted to implement its provisions in conformity with its effective date. Adoption will result in offsetting reductions of assets and liabilities in the amount of the unamortized balances of debt issuance costs as of each balance sheet date, and will have no effect on consolidated results of operations.

3.	Inventory

Inventory consists of the following as of:

	June 30, 2015	December 31, 2014
Raw materials and work in process	$1,006,739	$899,014
Software license inventory	362,000	350,000
Finished goods	753,784	716,025
Inventory included in current assets	2,122,523	1,965,039
Software license inventory	877,400	910,000
	$2,999,923	$2,875,039

4.	Restructuring Charges

In May 2015, the Company closed its Memphis, Tennessee office and consolidated all major business functions into its Irvine, California headquarters. The Company did not retain any of its Memphis-based employees. A total of seven employees were impacted by the consolidation, including three executives of the Company. In connection with this consolidation, the Company recorded restructuring charges of $753,400 in March 2015, concurrent with its public announcement of the consolidation, of which approximately $718,000 relates to costs associated with severance and other compensation for the impacted employees.

In connection with the then-contemplated consolidation of the Company’s business functions discussed above, the Company, on September 12, 2014 and effective August 1, 2014, entered into new employment agreements with its then-Chief Financial Officer and one other executive officer. Among other items, the new agreements each provided that if, on or before July 31, 2015, the Company were to terminate the employment of either officer, any unvested stock options would become fully vested on the termination date and would be exercisable until the contractual expiration date of each such option. Under the officers’ prior employment agreements, the exercise period subsequent to termination without cause was three years. In connection with the Company’s consolidation of its business functions as discussed in Note 4, these officers’ employment with the Company was terminated without cause on May 15, 2015.

Also in connection with the consolidation of the Company’s business functions discussed above, effective April 1, 2015, the Company’s then-Executive Chairman and former Chief Executive Officer separated his employment with the Company (continuing thereafter as Chairman). In recognition of the Chairman’s contributions as an officer of the Company, the Company’s Board of Directors accelerated the vesting of all previously unvested options held by the Chairman and extended the exercise period until the contractual expiration date of each such option. Under the Chairman’s prior employment agreement, the exercise period subsequent to termination without cause was three years.

As a result of the modification of the terms of stock options as discussed in the preceding two paragraphs, the Company revalued such options and recognized non-cash restructuring costs of $492,926, and recorded a corresponding amount as additional paid-in capital, during the three months ended June 30, 2015. Also, during the three months ended June 30, 2015, the Company recorded additional restructuring charges of $6,258.

As a result of the foregoing, the Company has accrued, during the six months ended June 30, 2015, aggregate restructuring costs related to the consolidation of its business functions amounting to $1,252,584, which represents the Company’s estimate of the total of such costs to be incurred.

A reconciliation of the liability for accrued restructuring charges for the six months ended June 30, 2015 is as follows:

Balance, December 31, 2014	$-
Activity during the six months ended June 30, 2015
Accruals	1,252,584
Less:
Non-cash portion of accruals related to modification of stock option terms	(492,926)
Payments	(702,075)
Reclassifications	(20,720)
Balance, June 30, 2015	$36,863

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Sale of Intellectual Property in Exchange for Cancellation of the Boston Scientific Notes

In March 2014, the Company entered into an Asset Purchase Agreement (the “BSC Purchase Agreement”) with Boston Scientific. Pursuant to the BSC Purchase Agreement, Boston Scientific purchased from the Company certain MRI-safety technology for implantable medical leads (the “Transferred Intellectual Property”) for an aggregate purchase price of $4,338,601. The Transferred Intellectual Property includes some, but not all, of the intellectual property the Company previously licensed exclusively to Boston Scientific within the fields of neuromodulation and implantable medical leads for cardiac applications. The purchase price was satisfied through the cancellation of three convertible notes payable issued by the Company to Boston Scientific, which were scheduled to mature in 2014, in the aggregate principal amount of $4,338,601 (the “Boston Scientific Notes”). Accordingly, all obligations of the Company under the Boston Scientific Notes were discharged and the liens that secured the Company’s obligations under the Boston Scientific Notes were terminated and released. The Company recorded a gain in its condensed consolidated statement of operations for the six months ended June 30, 2014, equal to the aggregate purchase price for the assets sold under the BSC Purchase Agreement.

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

The transactions completed under the terms of the BSC Purchase Agreement do not impact the Company’s ability to continue to commercialize its ClearPoint system or to continue the development of its ClearTrace system.

6.	Notes Payable

Senior Secured Note Payable

The Company has a note payable to Brainlab AG (the “Brainlab Note”) in the principal amount of $4,289,444. Interest accrues at 5.5% per year. The Brainlab Note matures in April 2016, and principal and accrued interest is payable in a single installment upon maturity. The Brainlab Note is secured by a senior security interest in the assets of the Company. The original discount associated with the Brainlab Note represented the difference between the fair value and the principal amount of the note at the time the note was modified in March 2013. The unamortized discount at June 30, 2015 and December 31, 2014 was $171,848 and $271,305, respectively. The discount is being amortized to interest expense using the effective interest method over the term of the Brainlab Note.

2014 Junior Secured 12% Notes Payable

In March 2014, the Company entered into securities purchase agreements for the private placement of (i) 12% second-priority secured non-convertible promissory notes maturing in 2019 (the “2014 Secured Notes”) and (ii) warrants to purchase 0.3 shares of the Company’s common stock for each dollar in principal amount of the 2014 Secured Notes sold by the Company. Pursuant to those securities purchase agreements, the Company sold 2014 Secured Notes in a total aggregate principal amount of $3,725,000, together with warrants to purchase up to 1,117,500 shares of common stock, for aggregate gross proceeds of $3,725,000, before placement agent commissions and other expenses.

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Under GAAP, the Company allocated the $3,725,000 in proceeds proportionately between the 2014 Secured Notes and the warrants issued to investors based on their relative fair values, with $413,057 being allocated to the fair value of the warrants, recorded as equity. The 2014 Secured Notes were recorded at the principal amount, less a discount equal to $413,057. This discount is being amortized to interest expense over the five year term of the 2014 Secured Notes using the effective interest method.

Non-employee directors of the Company purchased a total of $1,100,000 of the 2014 Secured Notes, either directly or through a trust. The Company’s placement agents earned cash commissions of $145,500 as well as warrants to purchase 72,750 shares of the Company’s common stock. The placement agent warrants have the same terms and conditions as the investor warrants. The placement agent cash commissions, the $30,210 fair value of the placement agent warrants, and other offering expenses totaling $76,186 were recorded as deferred financing costs and are classified as other assets. These deferred financing costs are being amortized to interest expense over the term of the 2014 Secured Notes using the effective interest method.

2010 Junior Secured Notes Payable

In November 2010, the Company issued units consisting of a junior secured note and one share of the Company’s common stock. An aggregate of 10,714,286 units were issued, and the Company received proceeds of $3,000,000 representing the aggregate principal amount of the junior secured notes. The junior secured notes mature in November 2020 and accrue interest at the rate of 3.5% per year. The junior secured notes are secured by a security interest in the assets of the Company, which security interest is junior and subordinate to the security interests that secure the Brainlab Note and the 2014 Secured Notes. All outstanding principal and interest on the junior secured notes will be due and payable in a single payment upon maturity.

Under GAAP, the Company allocated the $3,000,000 in proceeds from the sale of the units between the junior secured notes and the shares of common stock based on their relative fair values, with $2,775,300 being allocated to the value of the shares of common stock, which was recorded as equity. The junior secured notes were recorded at the principal amount of $3,000,000, less a discount equal to $2,775,300. This discount is being amortized to interest expense over the 10-year term of the notes using the effective interest method. The fair value of the notes was estimated based on an assumed market interest rate for notes of similar terms and risk. The fair value of the Company’s common stock was estimated by management using a market approach, with input from a third-party valuation specialist.

Four officers of the Company purchased an aggregate of 882,726 units in the offering for $247,164. In addition, three non-employee directors of the Company also purchased an aggregate of 567,203 units in the offering for $158,816.

Scheduled Notes Payable Maturities

Scheduled principal payments with respect to notes payable are summarized as follows:

Years ending December 31,
2015	-
2016	$4,289,444
2017	-
2018	-
2019	3,725,000
Thereafter	3,000,000
Total scheduled principal payments	11,014,444
Less, unamortized discounts at June 30, 2015	(3,124,402)
$7,890,042

7.	Stockholders’ Equity

Authorized Shares

At the Annual Meeting of the Company’s stockholders on June 4, 2015 (the “2015 Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock to 200,000,000 shares.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Common Stock Warrants Requiring Liability Accounting

The net-cash settlement and down round provisions contained in warrants issued in a January 2013 financing transaction require derivative liability accounting treatment. Likewise, a down round provision contained in the terms of warrants issued by the Company in a July 2012 financing transaction also requires derivative liability accounting treatment. The fair value of all such warrants was calculated using the Monte Carlo simulation valuation method.

Assumptions used in calculating the fair value of the warrants at June 30, 2015 are noted below:

Dividend yield	0%
Expected volatility	38%
Risk free interest rates	0.642% - 0.745%
Expected remaining term (in years)	2.01 - 2.57

In addition to the assumptions above, the Company also takes into consideration whether it would participate in another round of equity financing and, if so, what the Company estimates the price would be for a share of its common stock at that time.

The fair values and the changes in fair values of the warrants accounted for as a derivative liability is reflected below:

Fair value at December 31, 2014	$2,198,162
Loss on change in fair value	969,106
Fair value at June 30, 2015	$3,167,268

Stock Incentive Plans

The Company has various share-based compensation plans and share-based compensatory contracts (collectively, the “Plans”). The Plans provide for the granting of share-based awards, such as incentive and non-qualified stock options, to employees, directors, consultants and advisors, and certain of the Plans provide for cash-based awards. Awards may be subject to a vesting schedule as set forth in individual award agreements.

In June 2013, the Company’s stockholders approved the 2013 Incentive Compensation Plan, and at the 2015 Annual Meeting, the Company’s stockholders approved the adoption of the MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 Plan”). The material change effected in the Amended 2013 Plan was to increase the number of shares of the Company’s common stock available for awards thereunder by 5,000,000 shares, resulting in a total of 6,250,000 shares of the Company’s common stock being reserved for issuance under the Amended 2013 Plan. Of this amount, grants of 988,167 shares were outstanding as of June 30, 2015. Accordingly, 5,261,833 shares remained available for grants under the Amended 2013 Plan as of June 30, 2015.

In December 2013, the Company’s board of directors approved the 2013 Non-Employee Director Equity Incentive Plan (the “Director Equity Plan”). A total of 570,000 shares of the Company’s common stock are reserved for issuance under the Director Equity Plan. The shares reserved for issuance under the Director Equity Plan are intended to be used for stock options granted pursuant to the terms of the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”). As of June 30, 2015, awards for 435,000 shares had been issued under the Director Equity Plan. Accordingly, 155,000 shares remained available for awards under the Director Equity Plan as of June 30, 2015. Should options grants pursuant to the Director Compensation Plan exceed the amount of shares available under the Director Equity Plan, the Company expects to continue granting such options under the terms of the Amended 2013 Plan described above.

As further discussed in Note 4, the Company, in April and May 2015, recorded $492,926 of share-based compensation expense, classified as restructuring costs in the accompanying 2015 condensed consolidated statements of operations, related to the modification of the terms of options held by certain former officers. In addition, effective April 1, 2015, a member of the Company’s Board of Directors resigned. In recognition of the director’s contributions to the Company, the Company’s Board of Directors accelerated the vesting of two stock options previously awarded to the director and extended the exercise period through April 1, 2017 for all vested options held by the director. Prior to such extension, the exercise period under the options’ original terms was three months subsequent to the date the individual ceased to be a director of the Company. The Company revalued the director’s stock option based on the modified terms described above and recorded share-based compensation expense of $12,005.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Activity under all of the Company’s equity compensation plans during the six months ended June 30, 2015 is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2014	10,343,309	$1.36
Granted	662,500	1.04
Forfeited	(653,500)	1.43
Outstanding at June 30, 2015	10,352,309	$1.34

The estimated grant date fair values of options granted during the six months ended June 30, 2015 were calculated using the Black-Scholes valuation model, based on the following assumptions:

Dividend yield	0%
Expected volatility	46.7% to 48.8%
Risk free interest rates	1.48% to 1.75%
Expected lives (in years)	6.0

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the periods indicated below, share-based compensation expense, which includes the expense associated with the modification of option terms discussed above and in Note 4, related to options was:

Three Months Ended June 30,
2015	2014
$ 774,417	$ 184,162

Six Months Ended June 30,
2015	2014
$1,135,042	$ 363,908

As of June 30, 2015, there was unrecognized compensation expense of $1,709,687 related to outstanding stock options, which is expected to be recognized over a weighted average period of approximately 2.14 years.

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the six months ended June 30, 2015 was as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2014	20,759,136	$0.91
Issued	35,000	1.00
Terminated	(25,444)	8.00
Outstanding at June 30, 2015	20,768,692	0.90

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report. Historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.

Overview

We are a medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain and heart under direct, intra-procedural MRI guidance. We have two product platforms. Our ClearPoint system, which is in commercial use, is used to perform minimally invasive surgical procedures in the brain. We anticipate that our ClearTrace system, which still requires further development, will be used to perform minimally invasive surgical procedures in the heart. Both systems utilize intra-procedural MRI to guide the procedures and are designed to work in a hospital’s existing MRI suite. We believe that our two product platforms, subject to appropriate regulatory clearance and approval, will deliver better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system.

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the United States for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all of our product revenues for the three and six months ended June 30, 2015 and 2014 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system for commercial use; however, in 2014 we recognized an isolated sale of certain ClearTrace system components to a research site for non-commercial use. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of June 30, 2015, we had an accumulated deficit of $84.3 million. We may continue to incur operating losses as we commercialize our ClearPoint system products, continue to develop our ClearTrace system, and expand our business.

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

Generating recurring revenues from the sale of disposable products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our ClearPoint disposable products. Our product revenues were $774,000 and $1.8 million for the three and six months ended June 30, 2015, respectively, and were almost exclusively related to our ClearPoint system.

Our revenue recognition policies are more fully described in Note 2 to the condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of Product Revenues

Cost of product revenues includes the direct costs associated with the assembly and purchase of components for disposable products and ClearPoint system reusable products which we have sold, and for which we have recognized the revenue in accordance with our revenue recognition policy. Cost of product revenues also includes the allocation of manufacturing overhead costs and depreciation of loaned systems installed under our ClearPoint Placement Program, as well as provisions for obsolete, impaired, or excess inventory. Cost of product revenues also includes similar applicable costs associated with the sale of any ClearTrace system components for non-commercial use.

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and our ClearTrace system components. Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; sponsored research and product development with third parties; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development expenses may increase as we: (1) continue to develop enhancements to our ClearPoint system; (2) resume our ClearTrace system product development efforts; and (3) expand our research to apply our technologies to additional product applications. From our inception through June 30, 2015, we have incurred approximately $46 million in research and development expenses.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of: salaries, incentive-based compensation, travel and benefits, including related share-based compensation; marketing costs; professional fees, including fees for attorneys and outside accountants; occupancy costs; insurance; medical device excise taxes; and other general and administrative expenses, which include corporate licenses, director fees, hiring costs, taxes, postage, office supplies and meeting costs. Our selling, general and administrative expenses are expected to increase due to costs associated with the commercialization of our ClearPoint system and increased headcount necessary to support growth in operations.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three or six months ended June 30, 2015 as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 17, 2015.

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	Percentage Change
Product and other service revenues	$803,303	$1,183,920	(32)%
Development service revenues	22,438	4,984	350%
Cost of product revenues	394,821	576,935	(32)%
Research and development costs	426,931	898,423	(52)%
Selling, general and administrative expenses	2,187,393	1,929,134	13%
Restructuring charges	499,184	-	NM
Other income (expense):
Gain (loss) on change in fair value of derivative liabilities	(186,304)	875,546	(121)%
Other income, net	115,522	25,993	344%
Interest expense, net	(306,781)	(279,051)	(10)%
Net income (loss)	$(3,060,151)	$(1,593,100)	(92)%

NM= not meaningful

Product and Other Service Revenues. Product and other service revenues were $803,000 for the three months ended June 30, 2015, and $1.2 million for the same period in 2014, a decrease of $381,000, or 32%.

ClearPoint disposable product sales for the three months ended June 30, 2015 were $654,000, compared with $760,000 for the same period in 2014, representing a decrease of $106,000, or 14%. This decrease was due primarily to adverse weather conditions on June 30, 2015 that prevented delivery of our products, with an aggregate sales value of approximately $80,000, to customers who require FOB Destination delivery terms. Accordingly, we were precluded by GAAP from recognizing revenue on these shipments in the quarter ended June 30, 2015. In addition, we believe that certain customers may have managed reductions of their inventories of our disposable products during the quarter ended June 30, 2015, since the number of procedures in which our ClearPoint disposable products were used during the three months then ended exceeded the number of such procedures in the comparable 2014 period.

ClearPoint reusable product sales for the three months ended June 30, 2015 were $93,000, compared with $389,000 of such sales for same period in 2014, representing a decrease of $296,000 or 76%. Sales of our reusable product, which consist primarily of computer hardware and software bearing sales prices that are appreciably higher than those for disposable products, may vary, sometimes significantly, from quarter to quarter.

Development Service Revenues. During the three-month periods ended June 30, 2015 and 2014, development services revenues were relatively insignificant, amounting to $22,000 in the 2015 period, as compared with $5,000 of such revenues during the same period in 2014. We do not expect development service revenues to be a long-term ongoing source of revenues.

Cost of Product Revenues. Cost of product revenues was $395,000 for the three months ended June 30, 2015, representing gross margin on product revenues of 51%, compared to $577,000 for the same period last year, also representing gross margin of 51%.

Research and Development Costs. Research and development costs were $427,000 for the three months ended June 30, 2015, compared to $898,000 for the same period last year, a decrease of $471,000, or 52%. Approximately $181,000 of the decrease related to a reduction in spending on our ClearTrace development program, and $72,000 related to reductions in sponsored research. Commensurate with these decreases, materials and supplies decreased $87,000 and compensation decreased $27,000 during the three months ended June 30, 2015, as compared with the corresponding period in 2014. Also contributing to the decrease were reductions of $26,000, $17,000 and $19,000 related to stock-based compensation, consulting expense and outside services expense in the 2015 period, relative to the comparable period in 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.2 million for the three months ended June 30, 2015, compared with $1.9 million for the same period last year, an increase of $258,000, or 13%. The increase was primarily attributable to increases during the three months ended June 30, 2015 in (a) compensation, including accruals for estimated incentive compensation, of $103,000, (b) share-based compensation expense of $85,000, and (c) travel costs of $48,000.

Restructuring Charges. In March 2015, we announced the consolidation of all major business functions into our Irvine, California headquarters. In connection with this consolidation, we closed our Memphis, Tennessee office in May 2015. We did not retain any of our Memphis-based employees. A total of seven employees were impacted by the consolidation, including three of our executives, whose termination of employment triggered a modification in the terms of stock options previously granted to them. As a result of these modifications of option terms, the Company revalued such options and recorded related, one-time restructuring costs of $493,000 during the three months ended June 30, 2015.

Other Income (Expense). During the three months ended June 30, 2015, we recorded a loss of $186,000, and during the three months ended June 30, 2014, we recorded a gain of $876,000, in each case resulting primarily from changes in the fair value of our derivative liabilities associated with certain warrants we issued in equity private placement transactions.

Net other income was $116,000 and $26,000 for the three months ended June 30, 2015 and 2014, respectively, due primarily to an increase in of $38,000 during the three months ended June 30, 2015 related to grants received to fund research and to a gain of $29,000 during the three months ended June 30, 2015 related to negotiated reductions in amounts payable to service providers.

Net interest expense for the three months ended June 30, 2015 was $307,000, compared with $279,000 for the same period in 2014. The increase is due to an increase in the amortization of debt discount and deferred financing costs associated with prior year financing transactions.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	Percentage Change
Product and other service revenues	$1,813,706	$1,907,589	(5)%
Development service revenues	22,438	103,846	(78)%
Cost of product revenues	780,430	927,620	(16)%
Research and development costs	954,443	1,716,044	(44)%
Selling, general and administrative expenses	4,476,053	3,729,933	20%
Restructuring charges	1,252,584	-	NM
Gain on sale of intellectual property	-	(4,338,601)	100%
Other income (expense):
Gain (loss) on change in fair value of derivative liabilities	(969,106)	1,359,336	(171)%
Other income, net	198,209	129,379	(53)%
Interest expense, net	(607,142)	(427,852)	42%
Net income (loss)	$(7,005,405)	$1,037,302	775%

NM= not meaningful

Product and Other Service Revenues. Product and other service revenues were $1.8 million for the six months ended June 30, 2015, and $1.9 million for the same period in 2014, a decrease of $94,000, or 5%.

ClearPoint disposable product sales for the six months ended June 30, 2015 were $1.4 million, compared with $1.2 million for the same period in 2014, representing an increase of $192,000, or 15%. This increase is due primarily to the use of ClearPoint disposable products in a greater number of procedures during the six months ended June 30, 2015, which exceeded the number of such procedures performed during the corresponding period in 2014.

ClearPoint reusable product sales for the six months ended June 30, 2015 were $262,000, compared with $481,000 for the same period in 2014, representing a decrease of $219,000, or 46%. Sales of our reusable products, which consist primarily of computer hardware and software bearing sales prices that are appreciably higher than those for disposable products, may vary, sometimes significantly, from period to period.

During the six months ended June 30, 2014, $56,000 in ClearTrace system components were sold to a research site for non-commercial use. No such sales occurred during the six months ended June 30, 2015.

Development Service Revenues. During the six months ended June 30, 2015, we recorded development service revenues of $22,000, as compared with $104,000 during the six months ended June 30, 2014. The change reflects the completion of a development project we performed on a contract basis in 2014. We do not expect development service revenues to be a long-term ongoing source of revenues.

Cost of Product Revenues. Cost of product revenues was $780,000 for the six months ended June 30, 2015, representing gross margin on product revenues of 57%, compared to $928,000 for the same period last year, representing gross margin of 51%. This improvement in gross margin primarily resulted from a more favorable product mix in the 2015 period, relative to the corresponding period in 2014.

Research and Development Costs. Research and development costs were $954,000 for the six months ended June 30, 2015, compared to $1.7 million for the same period last year, a decrease of $762,000, or 44%. Approximately $361,000 of the decrease related to a reduction in spending on our ClearTrace development program and $139,000 related to reductions in sponsored research. Commensurate with these decreases, materials and supplies decreased $79,000 and compensation decreased $20,000 during the six months ended June 30, 2015, as compared with the corresponding period in 2014. Also contributing to the decrease were reductions of $25,000, $49,000 and $35,000 related to stock-based compensation, consulting expense and outside services expense in the 2015 period, relative to the comparable period in 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.5 million for the six months ended June 30, 2015, compared with $3.7 million for the same period last year, an increase of $746,000, or 20%. The increase was primarily attributable to increases during the six months ended June 30, 2015 in (a) compensation costs of approximately $390,000 associated with having a full-time executive chairman in addition to a chief executive officer, and providing for other overlapping executives’ terms of employment so as to provide for a coordinated transition of duties during the period in which we closed our executive offices in Memphis, Tennessee, as more fully discussed below, and (b) an increase in share-based compensation of $284,000.

Restructuring Charges. In March 2015, we announced the consolidation of all major business functions into our Irvine, California headquarters. In connection with this consolidation, we closed our Memphis, Tennessee office in May 2015. We did not retain any of our Memphis-based employees. A total of seven employees were impacted by the consolidation, including three of our executives, whose termination of employment triggered a modification in the terms of stock options previously granted to them. In connection with this consolidation, we recorded restructuring charges of $753,000 in March 2015, primarily related to severance costs, and recorded an additional $499,000 during the three months ended June 30, 2015, primarily related to the revaluation of the stock options with modified terms described above and the resulting accrual of additional share-based compensation expense.

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

Other Income (Expense). During the six months ended June 30, 2015, we recorded a loss of $969,000, and during the six months ended June 30, 2014, we recorded a gain of $1.4 million, in each case resulting from changes in the fair value of our derivative liabilities associated with certain warrants we issued in equity private placement transactions.

Net other income was $198,000 and $129,000 for the six months ended June 30, 2015 and 2014, respectively. Most of the other income for the six months ended June 30, 2015 related to grants received to fund research, and the majority of other income for the six months ended June 30, 2014 related to negotiated reductions in amounts payable to service providers.

Net interest expense for the six months ended June 30, 2015 was $607,000, compared with $428,000 for the same period in 2014. The increase relates mostly to interest on notes payable we issued in our March 2014 private debt private placement, as well as the amortization of the related debt discount and deferred financing costs associated with that transaction.

Liquidity and Capital Resources

The cumulative net loss from the Company’s inception through June 30, 2015 was $84,282,739. Net cash used in operations was $5,716,894 for the six months ended June 30, 2015 and $7,250,303 for the year ended December 31, 2014. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent such financing activities consist of (i) a December 2014 equity private placement, which resulted in net proceeds of $9,379,880; and (ii) a March 2014 debt private placement, which resulted in net proceeds of $3,503,314. In addition, in March 2014, the Company completed a transaction with Boston Scientific Corporation and certain of its affiliates (collectively “Boston Scientific”) that resulted in the cancellation of $4,338,601 in related party convertible notes payable held by Boston Scientific which were scheduled to mature in 2014 (see Note 5).

The Company’s plans for the next twelve months reflect management’s anticipation of increases in revenues from sales of the ClearPoint System and related disposable products as a result of greater utilization at existing installed sites and the installation of the ClearPoint System at new sites. Management also anticipates maintaining recurring operating expenses at historical levels, with expected decreases in general and administrative expenses, resulting primarily from the operational restructuring discussed in Note 4, being offset by increases in selling and marketing expenses associated with the anticipated growth in revenues. However, there is no assurance that the Company will be able to achieve its anticipated results, and even in the event such results are achieved, the Company expects to continue to consume cash in its operations over at least the next twelve months. In addition, as discussed in Note 6, the Company has a note payable (the “Brainlab Note”) that matures in April 2016, with both principal of $4.3 million and accrued interest of $740,000 at the maturity date payable in a single installment upon maturity.

As a result of the foregoing, the Company believes it will be necessary to seek additional sources of funds from the sale of equity or debt securities, which likely would result in dilution to the Company’s current stockholders, or from the establishment of a credit facility. There is no assurance, however, that the Company will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs. If the Company is not able to obtain the additional financing on a timely basis, the Company may be unable to achieve its anticipated results, and the Company may not be able to meet its other obligations as they become due. An inability to obtain a sufficient amount of additional funding would create substantial doubt as to the Company’s ability to continue as a going concern.

Cash Flows

Cash activity for the six months ended June 30, 2015 and 2014 is summarized as follows:

	Six Months Ended June 30,
	2015	2014
Cash used in operating activities	$(5,716,894)	$(3,081,101)
Cash used in investing activities	(7,377)	(5,378)
Cash provided by financing activities	-	3,646,314
Net increase (decrease) in cash and cash equivalents	$(5,724,271)	$559,835

Net Cash Flows from Operating Activities. We used $5.7 million and $3.1 million of cash for operating activities during the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015, uses of cash in operating activities primarily consisted of (a) our $7.0 million loss from operations (which included restructuring charges of $753,000), (b) a reduction of accounts payable and accrued expenses of $886,000, and (c) increases in inventory of $188,000 and in prepaid expenses and other current assets of $128,000. These uses were partially offset by non-cash expenses included in our loss from operations consisting of (x) an increase in the fair value of our derivative liabilities of $969,000, (y) share-based compensation of $707,000, and (z) amortization of debt issuance costs and original issue discounts of $224,000.

During the six months ended June 30, 2014, our net income of $1.0 million was more than offset by non-cash income items, consisting of (a) the $4.3 million gain from sale of intellectual property; and (b) and the $1.4 million gain from the decrease in fair value of our derivative liabilities, net of non-cash expense items consisting of (i) share-based compensation of $364,000; (ii) expenses amounting to $337,000 paid through the issuance of common stock; and (iii) depreciation and amortization of equipment aggregating $206,000. Additionally, uses of cash in operating activities primarily consisted of increases in inventory of $300,000 and in deferred revenue of $73,000. Sources of cash in operating activities primarily consisted of (x) an increase in accounts payable and accrued liabilities of $677,000, and (y) decreases in accounts receivable of $171,000, and in prepaid expenses and other current assets of $125,000.

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2015 and 2014 were $7,000 and $5,000, respectively.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, we completed the consolidation of all major business functions into our Irvine, California headquarters. In connection with this consolidation, we closed our Memphis, Tennessee office. We did not retain any of our Memphis-based employees, including those having responsibility for financial reporting. As part of this planned consolidation, financial reporting functions were reassigned to personnel in our Irvine headquarters with training and qualifications appropriate to the scope of their responsibilities. As a result, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Funding

In the next twelve months we likely will need additional funding for our business. We may not be able to raise capital when needed or on terms that are acceptable to us, which could force us to delay, reduce or eliminate our commercialization efforts or our product development programs.*

The cumulative net loss from our inception through June 30, 2015 was $84,282,739. Net cash used in operations was $5,716,894 for the six months ended June 30, 2015 and $7,250,303 for the year ended December 31, 2014. Since inception, we have financed our operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent such financing activities consist of (i) a December 2014 equity private placement, which resulted in net proceeds of $9,379,880; and (ii) a March 2014 debt private placement, which resulted in net proceeds of $3,503,314. In addition, in March 2014, we completed a transaction with Boston Scientific Corporation and certain of its affiliates (collectively “Boston Scientific”) that resulted in the cancellation of $4,338,601 in related party convertible notes payable held by Boston Scientific which were scheduled to mature in 2014.

The Company’s plans for the next twelve months reflect management’s anticipation of increases in revenues from sales of the ClearPoint System and related disposable products as a result of greater utilization at existing installed sites and the installation of the ClearPoint System at new sites. Management also anticipates maintaining recurring operating expenses at historical levels, with expected decreases in general and administrative expenses, resulting primarily from the operational restructuring discussed in Note 4, being offset by increases in selling and marketing expenses associated with the anticipated growth in revenues. However, there is no assurance that the Company will be able to achieve its anticipated results, and even in the event such results are achieved, the Company expects to continue to consume cash in its operations over at least the next twelve months. In addition, as discussed in Note 6, the Company has a note payable (the “Brainlab Note”) that matures in April 2016, with both principal of $4.3 million and accrued interest of $740,000 at the maturity date payable in a single installment upon maturity.

As a result of the foregoing, the Company believes it will be necessary to seek additional sources of funds from the sale of equity or debt securities, which likely would result in dilution to the Company’s current stockholders, or from the establishment of a credit facility. There is no assurance, however, that the Company will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs. If the Company is not able to obtain the additional financing on a timely basis, the Company may be unable to achieve its anticipated results, and the Company may not be able to meet its other obligations as they become due. An inability to obtain a sufficient amount of additional funding would create substantial doubt as to the Company’s ability to continue as a going concern.

The funding requirements for our business will depend on many factors, including:

●	the timing of broader market acceptance and adoption of our ClearPoint system products;

●	the scope, rate of progress and cost of our ongoing product development activities relating to our ClearPoint system;

●	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;

●	the cost and timing of establishing inventories at levels sufficient to support our sales;

●	the scope, rate of progress and cost of our research and development and commercialization activities relating to our ClearTrace system;

●	the effect of competing technological and market developments;

●	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

●	the cost and timing of any clinical trials;

●	the cost and timing of regulatory filings, clearances and approvals; and

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Raising additional funds may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent we raise additional funds through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we secure additional funds through arrangements with a strategic or other collaboration partner, we may have to relinquish valuable rights to our technologies, products or product candidates or grant licenses on terms that are not favorable to us. Any of these events could adversely affect our ability to achieve our commercialization and/or product development goals and have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Business

We have incurred losses since our inception and we may continue to incur losses. If we fail to generate significant revenue from sales of our products, we may never achieve or sustain profitability.*

As of June 30, 2015, we had an accumulated deficit of approximately $84.3 million. The accumulated deficit has resulted principally from costs incurred in connection with our sales and marketing activities, research and development efforts and manufacturing activities, and other general and administrative expenses associated with our operations. We have incurred losses in each year since our inception in 1998, and we may continue to incur losses as we continue to invest capital in the sales and marketing of our ClearPoint products, development of our ClearTrace system and growth of our business generally.

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

We currently have significant customer concentration, so economic difficulties or changes in the purchasing policies or patterns of our key customers could have a significant impact on our business and operating results.*

A small number of our hospital customers account for a substantial portion of our revenues from sales of ClearPoint disposable products. For example, our largest customer for the six months ended June 30, 2015, Emory University Hospital, or Emory, accounted for 17% of our ClearPoint disposable product revenues. Likewise, Emory accounted for 12% of our ClearPoint disposable product revenues for the year ended December 31, 2014. The University of California, San Francisco Medical Center, or UCSF, accounted for 8% and 14% of our ClearPoint disposable product revenues for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. Sales to almost all of our customers, including Emory and UCSF, are not based on long-term, committed volume purchase contracts, and we may not continue to generate a similar level of revenues from Emory, UCSF, or any other customer. Because of our current customer concentration, our revenues could fluctuate, possibly significantly, due to a reduction or delay in orders from any of our significant customers, which could harm our business and results of operations.

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

There may be United States and foreign patents issued to third parties that relate to our business, including MRI-guided intervention systems and the components and methods and processes related to these systems. Some of these patents may be broad enough to cover one or more aspects of our present technologies and/or may cover aspects of our future technologies. We do not know whether any of these patents, if they exist and if asserted, would be held valid, enforceable and infringed. We cannot provide any assurance that a court or administrative body would agree with any arguments or defenses we may have concerning invalidity, unenforceability or non- infringement of any third-party patent. The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights, and companies have employed such actions to gain a competitive advantage. If third parties assert infringement or other intellectual property claims against us, our management personnel will experience a significant diversion of time and effort and we will incur large expenses defending our company. If third parties in any patent action are successful, our patent portfolio may be damaged, we may have to pay substantial damages and we may be required to stop selling our products or obtain a license which, if available at all, may require us to pay substantial royalties. We cannot be certain that we will have the financial resources or the substantive arguments to defend our products from infringement or our patents from claims of invalidity or unenforceability, or to defend our products against allegations of infringement of third-party patents. In addition, any public announcements related to litigation or administrative proceedings initiated by us, or initiated or threatened against us, could negatively impact our business.

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

We and some of our third-party suppliers are required to comply with the FDA’s QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products and product candidates. We and our suppliers will also be subject to the regulations of foreign jurisdictions regarding the manufacturing process to the extent we market our products in these jurisdictions. The FDA enforces the QSR through periodic and unannounced inspections of manufacturing facilities. Our facilities were last inspected by the FDA for QSR compliance in September 2014. We anticipate that we and certain of our third-party suppliers will be subject to future inspections. The failure by us or one of our third- party suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations, could result in enforcement actions against us, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. If we fail to comply with the FDA’s QSR or any applicable state equivalent, we would be required to incur the costs and take the actions necessary to bring our operations into compliance, which may have a negative impact on our future sales and our ability to generate a profit.

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

In March 2015, we announced the consolidation of all major business functions into our Irvine, California headquarters. In connection with this consolidation, we closed our Memphis, Tennessee office in May 2015. We did not retain any of our Memphis-based employees. A total of seven employees were impacted by the consolidation, including three of our executives, whose responsibilities were assumed by a substantially new management team, who we recruited during the past year and are based in our Irvine, California headquarters.

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

Our operations are vulnerable to interruption or loss due to natural disasters, power loss and other events beyond our control, which would adversely affect our business.*

We do not have redundant facilities. We conduct substantially all of our activities, including executive management, research and development, component processing, final assembly, packaging and distribution activities for our ClearPoint system, at our facility located in Irvine, California, which is a seismically active area that has experienced major earthquakes in the past, as well as other natural disasters, including wildfires. We have taken precautions to safeguard our facility, including obtaining business interruption insurance. However, any future natural disaster, such as an earthquake or a wildfire, could significantly disrupt our operations, and delay or prevent product assembly and shipment during the time required to repair, rebuild or replace our facility, which could be lengthy and result in significant expenses. Furthermore, the insurance coverage we maintain may not be adequate to cover our losses in any particular case or continue to be available at commercially reasonable rates and terms. In addition, our facility may be subject to shortages of electrical power, natural gas, water and other energy supplies. Any future shortage or conservation measure could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

Risks Related to Our Shares of Common Stock

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

The shares of our common stock may trade infrequently and in low volumes in the over-the-counter market, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non- existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume. Even if we come to the attention of such institutionally oriented persons, they may be risk-averse in the current economic environment and could be reluctant to follow a company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our shares will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. As a result, investors could lose all or part of their investment.

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

As of July 31, 2015, almost all of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of common stock pursuant to a prospectus, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

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

Date: August 10, 2015

MRI INTERVENTIONS, INC.

By:	/s/ Francis P. Grillo
Francis P. Grillo
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation, as amended.
10.1*	Non-Qualified Stock Option Agreement, effective as of March 30, 2015 granted by MRI Interventions, Inc. to Harold A. Hurwitz
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

