Form 10-Q
period 2015-09-30
MRI INTERVENTIONS, INC.
filed 2015-11-13
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

☐ Yes ☒ No

As of November 10, 2015, there were 74,971,026 shares of common stock outstanding.

MRI INTERVENTIONS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under the United States federal securities laws. The forward-looking statements are contained principally in the sections of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain additional financing;

●	estimates regarding the sufficiency of our cash resources;

●	future revenues from sales of ClearPoint system products; and

●	our ability to market, commercialize and achieve broader market acceptance for our ClearPoint system products.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,851,862	$9,244,006
Accounts receivable	837,441	468,949
Inventory, net	1,802,818	1,965,039
Prepaid expenses and other current assets	133,341	29,220
Total current assets	4,625,462	11,707,214
Property and equipment, net	495,084	482,970
Software license inventory	919,600	910,000
Other assets	232,982	285,498
Total assets	$6,273,128	$13,385,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$640,637	$997,090
Accrued compensation	459,142	323,644
Other accrued liabilities	1,092,112	1,297,712
Derivative liabilities	1,216,939	2,198,162
Deferred product and service revenues	165,562	102,710
Senior secured note payable, net of unamortized discount of $118,342	4,171,103	—
Total current liabilities	7,745,495	4,919,318

Accrued interest	524,625	876,025
Senior secured note payable, net of unamortized discount of $271,305	—	4,018,139
2014 junior secured 12% notes payable, net of unamortized discount of $317,364 and $369,299 at September 30, 2015 and December 31, 2014, respectively	3,407,636	3,355,701
2010 junior secured notes payable, net of unamortized discount of $2,582,256 and $2,683,171 at September 30, 2015 and December 31, 2014, respectively	417,744	316,829
Total liabilities	12,095,500	13,486,012
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; 200,000,000 shares authorized; 74,971,026 shares issued and outstanding at September 30, 2015; and 74,842,428 issued and outstanding at December 31, 2014	749,709	748,424
Additional paid-in capital	77,956,063	76,428,580
Accumulated deficit	(84,528,144)	(77,277,334)
Total stockholders’ deficit	(5,822,372)	(100,330)
Total liabilities and stockholders’ deficit	$6,273,128	$13,385,682

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,
	2015	2014
Revenues:
Product revenues	$1,209,321	$588,343
Other service revenues	33,709	44,861
Development service revenues	3,404	—
Total revenues	1,246,434	633,204
Cost of product revenues	560,394	315,852
Research and development costs	480,280	873,366
Selling, general, and administrative expenses	2,132,777	2,062,309
Operating loss	(1,927,017)	(2,618,323)
Other income (expense):
Gain (loss) on change in fair value of derivative liabilities	1,950,329	(781,157)
Other income, net	45,302	38,237
Interest income	2,692	2,804
Interest expense	(316,705)	(288,783)
Net loss	$(245,399)	$(3,647,222)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.00)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	74,912,906	58,957,191

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Nine Months Ended September 30,
	2015	2014
Revenues:
Product revenues	$2,963,073	$2,456,171
Other service revenues	93,663	84,623
Development service revenues	25,842	103,846
Total revenues	3,082,578	2,644,640
Cost of product revenues	1,340,824	1,243,472
Research and development costs	1,434,723	2,589,410
Selling, general, and administrative expenses	6,608,829	5,792,241
Restructuring charges	1,252,584	—
Gain on sale of intellectual property	—	(4,338,601)
Operating loss	(7,554,382)	(2,641,882)
Other income (expense):
Gain on change in fair value of derivative liabilities	981,222	578,179
Other income, net	243,505	167,614
Interest income	14,887	10,055
Interest expense	(936,043)	(723,886)
Net loss	$(7,250,811)	$(2,609,920)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.04)
Weighted average shares outstanding:
Basic and diluted	74,878,962	58,864,305

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,250,811)	$(2,609,920)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and license amortization	153,545	294,639
Share-based compensation	1,421,198	555,909
Expenses paid through the issuance of common stock	107,570	374,546
Gain on change in fair value of derivative liabilities	(981,222)	(578,179)
Gain on negotiated reductions in accounts payable	—	(70,000)
Gain on sale of intellectual property	—	(4,338,601)
Amortization of debt issuance costs and original issue discounts	342,645	233,865
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(368,492)	221,586
Inventory	83,987	(657,948)
Prepaid expenses and other current assets	(104,121)	126,778
Other assets	(9,317)	—
Accounts payable and accrued expenses	(777,956)	1,203,834
Deferred revenue	62,852	(12,796)
Net cash flows from operating activities	(7,320,122)	(5,256,287)
Cash flows from investing activities:
Purchases of property and equipment	(72,021)	(11,590)
Net cash flows from investing activities	(72,021)	(11,590)
Cash flows from financing activities:
Net proceeds from debt private placement	—	3,503,314
Proceeds from stock option exercises	—	143,000
Net cash flows from financing activities	—	3,646,314
Net change in cash and cash equivalents	(7,392,144)	(1,621,563)
Cash and cash equivalents, beginning of period	9,244,006	3,516,244
Cash and cash equivalents, end of period	$1,851,862	$1,894,681

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$—
Interest	$223,500	$223,823

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●	During the nine months ended September 30, 2015, ClearPoint reusable components with a net carrying cost of $196,882 were transferred from inventory to loaned systems, which is included in property and equipment in the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2014, ClearPoint reusable components with a net carrying value of $10,344 were transferred from loaned systems to inventory.

●	In March 2014, the Company entered into an asset purchase agreement to sell certain intellectual property. The asset purchase price was satisfied through the cancellation of related party convertible notes payable in the aggregate amount of $4,338,601.

●	In recording the March 2014 private placement transaction of debt and warrants, the Company recorded the fair value of the warrants issued to the placement agent, in the amount of $30,210, as a deferred financing cost, and the Company recorded a corresponding amount to additional paid-in capital. In addition, warrants with a relative fair value of $413,057 were issued to investors in the private placement transaction. The relative fair value of these warrants was recorded as additional paid-in capital, which resulted in a corresponding debt discount.

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

Liquidity and Management’s Plans

The cumulative net loss from the Company’s inception through September 30, 2015 was $84,528,144. Net cash used in operations was $7,320,122 for the nine months ended September 30, 2015 and $7,250,303 for the year ended December 31, 2014. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent financing activities consist of: (i) a December 2014 private placement of equity, which resulted in net proceeds of $9,379,880; and (ii) a March 2014 private placement of debt and warrants, which resulted in net proceeds of $3,503,314. In addition, in March 2014, the Company completed a transaction with Boston Scientific Corporation and certain of its affiliates (collectively “Boston Scientific”) that resulted in the cancellation of $4,338,601 in related party convertible notes payable held by Boston Scientific, which were scheduled to mature in 2014 (see Note 5).

The Company’s plans for the next twelve months reflect management’s anticipation of increases in revenues from sales of the ClearPoint system and related disposable products as a result of greater utilization at existing installed sites and the installation of the ClearPoint system at new sites. Management also anticipates maintaining recurring operating expenses at historical levels, with expected decreases in general and administrative expenses resulting primarily from the operational restructuring discussed in Note 4, being offset by increases in selling and marketing expenses associated with the anticipated growth in revenues. However, there is no assurance that the Company will be able to achieve its anticipated results, and even in the event such results are achieved, the Company expects to continue to consume cash in its operations over at least the next twelve months. In addition, as discussed in Note 6, the Company has a note payable to Brainlab AG (the “Brainlab Note”) that matures in April 2016, with both principal of $4.3 million and accrued interest of $740,000 at the maturity date payable in a single installment upon maturity.

As a result of the foregoing, the Company believes it will be necessary to seek additional financing from the sale of equity or debt securities, which likely would result in dilution to the Company’s current stockholders, or from the establishment of a credit facility. There is no assurance, however, that the Company will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs. If the Company is not able to obtain the additional financing on a timely basis, the Company may be unable to achieve its anticipated results, and the Company may not be able to meet its other obligations as they become due. An inability to obtain a sufficient amount of additional financing would create substantial doubt as to the Company’s ability to continue as a going concern.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“condensed financial statements”) have been prepared on a basis consistent with the Company’s December 31, 2014 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The condensed financial statements have been prepared in accordance with United States (“U.S.”) Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 17, 2015. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and nine months ended September 30, 2015 may not be indicative of the results to be expected for the entire year or any future periods.

Derivative Liabilities for Warrants to Purchase Common Stock

Derivative liabilities for warrants to purchase common stock represent the fair value of warrants issued in connection with certain private placements of shares of the Company’s common stock (see Note 7). The fair values of these warrants are presented as liabilities based on certain net cash settlement and exercise price reset, or “down round,” provisions. These derivative liabilities are calculated utilizing the Monte Carlo simulation valuation method. Changes in the fair values of these warrants are recognized as other income or expense in the related statements of operations.

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

September 30, 2015
Derivative liabilities - warrants	$—	$—	$1,216,939	$1,216,939
December 31, 2014
Derivative liabilities - warrants	$—	$—	$2,198,162	$2,198,162

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below reflects the carrying values and the estimated fair values, based on Level 3 inputs, of the Company’s outstanding notes payable, including the related accrued interest, at September 30, 2015:

	Carrying Values	Estimated Fair Values
Senior secured note payable, including accrued interest	$4,789,026	$4,789,026
2014 junior secured notes payable, including accrued interest	3,416,011	3,416,011
2010 junior secured notes payable, including accrued interest	933,994	2,476,630

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

Revenue Recognition

The Company’s revenues are comprised of: (1) product revenues resulting primarily from the sale of ClearPoint system reusable and disposable products; (2) development service revenues; and (3) other service revenues. The Company recognizes revenue when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is reasonably assured and, for product revenues, risk of loss has transferred to the customer. For all sales, the Company requires either a purchase agreement or a purchase order as evidence of an arrangement. The Company analyzes revenue recognition on an individual arrangement basis. The Company determines whether deliverables under an arrangement represent one or more separate units of accounting as defined by GAAP. Application of GAAP regarding multiple-element arrangements requires management to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship.

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

(2)	Development Service Revenues — The Company is party to an agreement under which it provides development services to a third party. Under the agreement, the Company earns revenue equal to costs incurred for outside expenses related to the development services provided, plus actual direct internal labor costs (including the cost of employee benefits), plus an overhead markup of the direct internal labor costs incurred. Revenues are recognized in the period in which the Company incurred the related costs.

(3)	Other Service Revenues — Other service revenues are comprised of installation fees, training fees, shipping fees and service fees charged in connection with ClearPoint system installations and ClearPoint system service agreements. Typically, the Company bills at the inception of service agreements, which have terms ranging from one to three years. These amounts are recognized as revenues ratably over the term of the related service agreement.

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net Loss Per Share

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which are comprised of the Company’s common stock options and warrants described in Note 7, would be anti-dilutive.

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At September 30, 2015, the Company had no bank balances that were in excess of the insured limits.

At September 30, 2015, three commercial customers represented 21%, 10% and 10% of the Company’s accounts receivable balance. At December 31, 2014, two commercial customers represented 20% and 17% of the Company’s accounts receivable balance. No other customer represented more than 9% of total accounts receivable at each of September 30, 2015 and December 31, 2014.

For the three months ended September 30, 2015, sales to three customers represented 16%, 11% and 10% of product revenues. For the three months ended September 30, 2014, sales to two customers represented 16% and 15% of product revenues. For the nine months ended September 30, 2015, sales to one customer represented 13% of product revenues. For the nine months ended September 30, 2014, sales to one customer represented 10% of product revenues. No other single customer represented more than 9% of product revenues for each of the three months ended September 30, 2015 and 2014, and 8% of product revenues for each the nine months ended September 30, 2015 and 2014. The Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful, but the Company has not experienced any credit losses or recorded any allowances to date.

Recent Accounting Pronouncements

In May 2014, and as amended in August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for the Company beginning in 2018. Earlier application is permitted only as of 2017. The Company is currently evaluating the impact of the adoption of ASC Topic 606 on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this update on future disclosures concerning its liquidity position.

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. While ASU 2015-03 permits early adoption, the Company has opted to implement its provisions in conformity with its effective date. Adoption will result in offsetting reductions of assets and liabilities in the amount of the unamortized balances of debt issuance costs as of each balance sheet date, and will have no effect on consolidated results of operations.

In August 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires an entity to measure inventory at the lower of cost or net realizable value, as opposed to the current requirement to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. ASU 2015-11 is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company believes that adoption of ASU 2015-11 will not have a material effect on consolidated results of operations.

3.	Inventory

Inventory consists of the following as of:

	September 30, 2015	December 31, 2014
Raw materials and work in process	$1,075,189	$899,014
Software license inventory	284,800	350,000
Finished goods	442,829	716,025
Inventory included in current assets	1,802,818	1,965,039
Software license inventory	919,600	910,000
	$2,722,418	$2,875,039

4.	Restructuring Charges

In May 2015, the Company closed its Memphis, Tennessee office and consolidated all major business functions into its Irvine, California headquarters. The Company did not retain any of its Memphis-based employees. A total of seven employees were impacted by the consolidation, including three executives of the Company. In connection with this consolidation, the Company recorded restructuring charges of $753,400 in March 2015, concurrent with its public announcement of the consolidation, of which approximately $718,000 related to costs associated with severance and other compensation for the impacted employees.

In connection with the then-contemplated consolidation of the Company’s business functions discussed above, effective August 1, 2014, the Company entered into new employment agreements with its then-Chief Financial Officer and one other executive officer. Among other items, the new agreements each provided that if, on or before July 31, 2015, the Company were to terminate the employment of either officer, any unvested stock options would become fully vested on the termination date and would be exercisable until the contractual expiration date of each such option. Under the officers’ prior employment agreements, the exercise period subsequent to termination without cause was three years. In connection with the Company’s consolidation of its business functions as discussed above, these officers’ employment with the Company was terminated without cause on May 15, 2015.

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

As a result of the modification of the terms of stock options, and as of the employment separation dates in 2015, all as discussed in the preceding two paragraphs, the Company revalued such options and recognized non-cash restructuring costs of $492,926, and recorded a corresponding amount as additional paid-in capital. Also, in the second fiscal quarter of 2015, the Company recorded additional restructuring charges of $6,258.

As a result of the foregoing, the Company recorded aggregate restructuring costs of $1,252,584 in its condensed consolidated statement of operations for the nine months ended September 30, 2015 related to the consolidation of its business functions.

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A reconciliation of the liability for accrued restructuring charges, included in other accrued liabilities in the accompanying condensed consolidated balance sheet, for the nine months ended September 30, 2015 is as follows:

Balance, December 31, 2014	$—
Activity during the nine months ended September 30, 2015
Accruals	1,252,584
Less:
Non-cash portion of accruals related to modification of stock option terms	(492,926)
Payments	(733,938)
Reclassifications	(20,720)
Balance, September 30, 2015	$5,000

5.	Sale of Intellectual Property in Exchange for Cancellation of the Boston Scientific Notes

In March 2014, the Company entered into an Asset Purchase Agreement (the “BSC Purchase Agreement”) with Boston Scientific. Pursuant to the BSC Purchase Agreement, Boston Scientific purchased from the Company certain MRI-safety technology for implantable medical leads (the “Transferred Intellectual Property”) for an aggregate purchase price of $4,338,601. The Transferred Intellectual Property includes some, but not all, of the intellectual property the Company previously licensed exclusively to Boston Scientific within the fields of neuromodulation and implantable medical leads for cardiac applications. The purchase price was satisfied through the cancellation of three convertible notes payable issued by the Company to Boston Scientific, which were scheduled to mature in 2014, in the aggregate principal amount of $4,338,601 (the “Boston Scientific Notes”). Accordingly, all obligations of the Company under the Boston Scientific Notes were discharged and the liens that secured the Company’s obligations under the Boston Scientific Notes were terminated and released. The Company recorded a gain in its condensed consolidated statement of operations for the nine months ended September 30, 2014, equal to the aggregate purchase price for the assets sold under the BSC Purchase Agreement.

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

Senior Secured Note Payable

Indebtedness under the Brainlab Note as of September 30, 2015 was $4,289,445. Interest accrues at 5.5% per year. The Brainlab Note matures in April 2016, and principal and accrued interest is payable in a single installment upon maturity. The Brainlab Note is collateralized by a senior security interest in the assets of the Company. The original discount associated with the Brainlab Note represented the difference between the fair value and the principal amount of the note at the time the note was modified in March 2013. The unamortized discount at September 30, 2015 and December 31, 2014 was $118,342 and $271,305, respectively. The discount is being amortized to interest expense using the effective interest method over the term of the Brainlab Note.

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2014 Junior Secured 12% Notes Payable

In March 2014, the Company entered into securities purchase agreements for the private placement of (i) second-priority secured non-convertible promissory notes (the “2014 Secured Notes”) and (ii) warrants to purchase 0.3 shares of the Company’s common stock for each dollar in principal amount of the 2014 Secured Notes sold by the Company. Pursuant to those securities purchase agreements, the Company sold 2014 Secured Notes in a total aggregate principal amount of $3,725,000, together with warrants to purchase up to 1,117,500 shares of common stock, for aggregate gross proceeds of $3,725,000, before placement agent commissions and other expenses.

The 2014 Secured Notes have a five-year term and bear interest at a rate of 12% per year, payable semi-annually, in arrears, on each six-month and one-year anniversary of the issuance date. The 2014 Secured Notes are not convertible into shares of the Company’s common stock. Following the third anniversary of the issuance date, the 2014 Secured Notes may be prepaid, without penalty or premium, provided that all principal and unpaid accrued interest under all 2014 Secured Notes is prepaid at the same time. Prior to the third anniversary of the issuance date, the Company may prepay all, but not less than all, of the principal and unpaid accrued interest under the 2014 Secured Notes at any time, subject to the Company’s payment of the additional prepayment premium stated in the notes. The 2014 Secured Notes are collateralized by a security interest in the Company’s property and assets, which security interest is junior and subordinate to the security interest that collateralizes Brainlab note.

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

Dividend yield	0%
Expected volatility	46.7% – 47.8%
Risk free interest rates	1.58% – 1.75%
Expected life (in years)	5.5 – 6.0

Under GAAP, the Company allocated the $3,725,000 in proceeds proportionately between the 2014 Secured Notes and the warrants issued to investors based on their relative fair values, with $413,057 being allocated to the fair value of the warrants, recorded as equity. The 2014 Secured Notes were recorded at the principal amount, less a discount equal to $413,057. The unamortized discount at September 30, 2015 and December 31, 2014 was $317,364 and $369,299, respectively. This discount is being amortized to interest expense over the five year term of the 2014 Secured Notes using the effective interest method.

Non-employee directors of the Company purchased a total of $1,100,000 of the 2014 Secured Notes, either directly or through a trust. The Company’s placement agents earned cash commissions of $145,500 as well as warrants to purchase 72,750 shares of the Company’s common stock. The placement agent warrants have the same terms and conditions as the investor warrants. The placement agent cash commissions, the $30,210 fair value of the placement agent warrants, and other offering expenses, aggregating $76,186, were recorded as deferred financing costs and are classified as other assets. These deferred financing costs are being amortized to interest expense over the term of the 2014 Secured Notes using the effective interest method.

2010 Junior Secured Notes Payable

In November 2010, the Company issued units consisting of a junior secured note (the “2010 Secured Notes”) and one share of the Company’s common stock. An aggregate of 10,714,286 units were issued, and the Company received proceeds of $3,000,000 representing the aggregate principal amount of the 2010 Secured Notes. The 2010 Secured Notes mature in November 2020, accrue interest at the rate of 3.5% per year, and are collateralized by a security interest in the assets of the Company, which security interest is junior and subordinate to the security interests that collateralize the Brainlab Note and the 2014 Secured Notes. All outstanding principal and interest on the 2010 Secured Notes will be due and payable in a single payment upon maturity.

Under GAAP, the Company allocated the $3,000,000 in proceeds from the sale of the units between the 2010 Secured Notes and the shares of common stock based on their relative fair values, with the fair value of the notes being estimated based on an assumed market interest rate for notes of similar terms and risk, and the fair value of the Company’s common stock being estimated by management using a market approach, with input from a third-party valuation specialist. The allocation of such

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

relative fair values resulted in $2,775,300 being allocated to the value of the shares of common stock, which was recorded as equity. The 2010 Secured Notes were recorded at the principal amount of $3,000,000, less a discount equal to $2,775,300. The unamortized discount at September 30, 2015 and December 31, 2014 was $2,582,256 and $2,683,171, respectively. This discount is being amortized to interest expense over the 10-year term of the notes using the effective interest method.

Four then-officers of the Company purchased an aggregate of 882,726 units in the offering for $247,164. In addition, three non-employee directors of the Company also purchased an aggregate of 567,203 units in the offering for $158,816.

Scheduled Notes Payable Maturities

Scheduled principal payments with respect to notes payable are summarized as follows:

Years ending December 31,
2015	—
2016	$4,289,444
2017	—
2018	—
2019	3,725,000
Thereafter	3,000,000
Total scheduled principal payments	11,014,444
Less, unamortized discounts at September 30, 2015	(3,017,961)
$7,996,483

7.	Stockholders’ Equity

Authorized Shares

At the annual meeting of the Company’s stockholders on June 4, 2015 (the “2015 Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock to 200,000,000 shares.

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing the product of (a) the fees otherwise payable to each director in cash, times (b) the percentage of fees the director elected to receive in shares of common stock, by (c) the volume weighted average price per share of common stock over the last five trading days of the quarter. During the nine months ended September 30, 2015 and 2014, 128,598 shares and 97,573 shares, respectively, were issued to directors as payment for fees in lieu of cash.

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

Assumptions used in calculating the fair value of the warrants at September 30, 2015 are noted below:

Dividend yield	0%
Expected volatility	45.51% – 46.50%
Risk free interest rates	0.448% – 0.685%
Expected remaining term (in years)	1.76 – 2.32

In addition to the assumptions above, the Company also takes into consideration whether it would participate in another round of equity financing and, if so, what the Company estimates the price would be for a share of its common stock at that time.

The fair values and the changes in fair values of the warrants accounted for as a derivative liability is reflected below:

Fair value at December 31, 2014	$2,198,162
Gain on change in fair value	(981,223)
Fair value at September 30, 2015	$1,216,939

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In June 2013, the Company’s stockholders approved the 2013 Incentive Compensation Plan, and at the 2015 Annual Meeting, the Company’s stockholders approved the adoption of the MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 Plan”). The material change effected in the Amended 2013 Plan was to increase the number of shares of the Company’s common stock available for awards thereunder by 5,000,000 shares, resulting in a total of 6,250,000 shares of the Company’s common stock being reserved for issuance under the Amended 2013 Plan. Of this amount, grants of 2,504,667 shares were outstanding as of September 30, 2015. Accordingly, 3,755,333 shares remained available for grants under the Amended 2013 Plan as of that date.

In December 2013, the Company’s board of directors approved the 2013 Non-Employee Director Equity Incentive Plan (the “Director Equity Plan”). A total of 570,000 shares of the Company’s common stock are reserved for issuance under the Director Equity Plan. The shares reserved for issuance under the Director Equity Plan are intended to be used for stock options granted pursuant to the terms of the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”). As of September 30, 2015, awards for 435,000 shares had been issued under the Director Equity Plan. Accordingly, 155,000 shares remained available for awards under the Director Equity Plan as of that date. Should option grants pursuant to the Director Compensation Plan exceed the amount of shares available under the Director Equity Plan, the Company expects to continue granting such options under the terms of the Amended 2013 Plan described above.

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

Activity under all of the Company’s equity compensation plans during the nine months ended September 30, 2015 is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2014	10,343,309	$1.36
Granted	2,216,500	0.80
Forfeited	(858,500)	1.50
Outstanding at September 30, 2015	11,701,309	$1.15

The estimated grant date fair values of options granted during the nine months ended September 30, 2015 were calculated using the Black-Scholes valuation model, based on the following assumptions:

Dividend yield	0%
Expected volatility	46.67% to 59.49%
Risk free interest rates	1.48% to 1.80%
Expected lives (in years)	6.0

14

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the periods indicated below, share-based compensation expense, which includes the expense associated with the modification of option terms discussed above and in Note 4, related to options was:

Three Months Ended September 30,
2015	2014
$ 268,880	$ 192,001

Nine Months Ended September 30,
2015	2014
$ 1,421,198	$ 555,909

As of September 30, 2015, there was unrecognized compensation expense of $2,050,240 related to outstanding stock options, which is expected to be recognized over a weighted average period of approximately 2.20 years.

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the nine months ended September 30, 2015 was as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2014	20,759,136	$0.91
Issued	35,000	1.00
Terminated	(25,444)	8.00
Outstanding at September 30, 2015	20,768,692	0.90

15

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report. Historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.

Overview

We are a medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain and heart under direct, intra-procedural MRI guidance. We have two product platforms. Our ClearPoint system, which is in commercial use, is used to perform minimally invasive surgical procedures in the brain. We anticipate that our ClearTrace system, which requires further development, will be used to perform minimally invasive surgical procedures in the heart. In 2015, we suspended development of the ClearTrace system so that we could focus our currently limited resources on the ClearPoint system. Both systems utilize intra-procedural MRI to guide the procedures and are designed to work in a hospital’s existing MRI suite. We believe that our two product platforms, subject to appropriate regulatory clearance and approval, will deliver better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system.

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all of our product revenues for the three and nine months ended September 30, 2015 and 2014 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system for commercial use; however, in 2014 we recognized an isolated sale of certain ClearTrace system components to a research site for non-commercial use. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of September 30, 2015, we had an accumulated deficit of $84.5 million. We may continue to incur operating losses as we commercialize our ClearPoint system products, continue to develop our ClearTrace system, and expand our business.

Factors Which May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.

Revenues

In June 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. Future revenues from sales of our ClearPoint system products are difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses. We cannot sell our ClearTrace system for commercial use until we receive regulatory clearance or approval.

Generating recurring revenues from the sale of disposable products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our ClearPoint disposable products. Our product revenues were $1.2 million and $2.9 million for the three and nine months ended September 30, 2015, respectively, and were almost exclusively related to our ClearPoint system.

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

16

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and our ClearTrace system components. Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; sponsored research and product development with third parties; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development expenses may increase as we: (1) continue to develop enhancements to our ClearPoint system; (2) resume our ClearTrace system product development efforts; and (3) expand our research to apply our technologies to additional product applications. From our inception through September 30, 2015, we have incurred approximately $44 million in research and development expenses.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, travel and benefits, including related share-based compensation; marketing costs; professional fees, including fees for attorneys and outside accountants; occupancy costs; insurance; medical device excise taxes; and other general and administrative expenses, which include, but are not limited to, corporate licenses, director fees, hiring costs, taxes, postage, office supplies and meeting costs. Our selling, general and administrative expenses are expected to increase due to costs associated with the commercialization of our ClearPoint system and the increased headcount necessary to support growth in operations.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three or nine months ended September 30, 2015 as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 17, 2015.

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014	Percentage Change
Product and other service revenues	$1,243,030	$633,204	96%
Development service revenues	3,404	—	NM
Cost of product revenues	560,394	315,852	77%
Research and development costs	480,280	873,366	(45)%
Selling, general and administrative expenses	2,132,777	2,062,309	3%
Other income (expense):
Gain (loss) on change in fair value of derivative liabilities	1,950,329	(781,157)	350%
Other income, net	45,302	38,237	18%
Interest expense, net	(314,013)	(285,979)	10%
Net loss	$(245,399)	$(3,647,222)	(93)%

NM = not meaningful

Product and Other Service Revenues. Product and other service revenues were $1.2 million for the three months ended September 30, 2015, and $633,000 for the same period in 2014, an increase of $610,000, or 96%.

ClearPoint disposable product sales for the three months ended September 30, 2015 were $970,000, compared with $577,000 for the same period in 2014, representing an increase of $393,000, or 68%. This increase was due primarily to a greater number of procedures performed using our ClearPoint system within a larger installed base for ClearPoint in the 2015 period, relative to the same period in 2014.

ClearPoint reusable product sales for the three months ended September 30, 2015 were $239,000, compared with $11,000 of such sales for the same period in 2014, representing an increase of $228,000. Sales of our reusable products, which consist primarily of computer hardware and software bearing sales prices that are appreciably higher than those for disposable products, may vary, sometimes significantly, from quarter to quarter.

Development Service Revenues. During the three months ended September 30, 2015 and 2014, development services revenues were relatively insignificant, amounting to $3,000 in the 2015 period. There were no such revenues during the same period in 2014. We do not expect development service revenues to be a long-term ongoing source of revenues.

Cost of Product Revenues. Cost of product revenues was $560,000 for the three months ended September 30, 2015, representing gross margin on product revenues of 54%, compared to $316,000 for the same period in 2014, representing gross margin of 46%. The increase in gross margin was due primarily to (a) increases in average unit selling prices and decreases in average unit costs due to more favorable pricing from vendors resulting from higher order quantities, and (b) lower production variances commensurate with higher production volumes, during the three months ended September 30, 2015, when compared to the same period in 2014. Partially offsetting these factors was an $83,000 increase in the provision for potentially obsolete products as a result of our development of new components related to our ClearPoint system during the three months ended September 30, 2015.

Research and Development Costs. Research and development costs were $480,000 for the three months ended September 30, 2015, compared to $873,000 for the same period in 2014, a decrease of $393,000, or 45%. Approximately $229,000 of the decrease related to a reduction in spending on the development of our ClearTrace system, and $61,000 related to reductions in sponsored research. Commensurate with these decreases, materials and supplies decreased $19,000 and compensation decreased $38,000 during the three months ended September 30, 2015, as compared with the same period in 2014. Also contributing to the decrease were reductions of $20,000, $17,000 and $26,000 related to stock-based compensation, consulting expense and outside services expense, respectively, in the 2015 period, relative to the same period in 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.1 million for each of the three months ended September 30, 2015 and 2014. Underlying the overall level expense performance were increases during the three months ended September 30, 2015 in (a) share-based compensation expense of $97,000, and (b) travel costs of $25,000. These increases were partially offset by decreases in professional fees of $52,000.

Other Income (Expense). During the three months ended September 30, 2015, we recorded a gain of $1.95 million, and during the three months ended September 30, 2014, we recorded a loss of $781,000, in each case resulting primarily from changes in the fair value of our derivative liabilities associated with certain warrants issued in private placement transactions.

Net other income was relatively insignificant, amounting to $45,000 and $38,000 for the three months ended September 30, 2015 and 2014, respectively.

Net interest expense for the three months ended September 30, 2015 was $314,000, compared with $286,000 for the same period in 2014. The increase is due to an increase in the amortization of debt discount and deferred financing costs associated with prior year financing transactions.

18

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014	Percentage Change
Product and other service revenues	$3,056,736	$2,540,794	20%
Development service revenues	25,842	103,846	(75)%
Cost of product revenues	1,340,824	1,243,472	8%
Research and development costs	1,434,723	2,589,410	(45)%
Selling, general and administrative expenses	6,608,829	5,792,241	14%
Restructuring charges	1,252,584	—	NM
Gain on sale of intellectual property	—	(4,338,601)	100%
Other income (expense):
Gain (loss) on change in fair value of derivative liabilities	981,222	578,179	70%
Other income, net	243,505	167,614	45%
Interest expense, net	(921,156)	(723,886)	27%
Net loss	$(7,250,811)	$(2,609,920)	178%

NM = not meaningful

Product and Other Service Revenues. Product and other service revenues were $3.1 million for the nine months ended September 30, 2015, and $2.5 million for the same period in 2014, an increase of $500,000, or 20%.

ClearPoint disposable product sales for the nine months ended September 30, 2015 were $2.5 million, compared with $1.9 million for the same period in 2014, representing an increase of $600,000, or 30%. This increase was due primarily to a greater number of procedures performed using our ClearPoint system within a larger installed base for ClearPoint in the 2015 period, relative to the same period in 2014.

ClearPoint reusable product sales for the nine months ended September 30, 2015 were $469,000, compared with $492,000 for the same period in 2014, representing a decrease of $23,000, or 5%. Sales of our reusable products, which consist primarily of computer hardware and software bearing sales prices that are appreciably higher than those for disposable products, may vary, sometimes significantly, from period to period.

During the nine months ended September 30, 2014, $56,000 in ClearTrace system components were sold to a research site for non-commercial use. No such sales occurred during the nine months ended September 30, 2015.

Development Service Revenues. During the nine months ended September 30, 2015, we recorded development service revenues of $26,000, as compared with $104,000 during the nine months ended September 30, 2014. The change reflects the completion of a development project we performed on a contract basis in 2014. We do not expect development service revenues to be a long-term ongoing source of revenues.

Cost of Product Revenues. Cost of product revenues was $1.3 million for nine months ended September 30, 2015, representing gross margin on product revenues of 55%, compared to $1.2 million for the same period last year, representing gross margin of 49%. The increase in gross margin was due primarily to (a) increases in average unit selling prices and decreases in average unit costs due to more favorable pricing from vendors resulting from higher order quantities, and (b) lower production variances commensurate with higher production volumes, during the nine months ended September 30, 2015, when compared to the same period in 2014. Partially offsetting these factors was a $79,000 increase in the provision for potentially obsolete products as a result of our development of new components related to our ClearPoint system during the nine months ended September 30, 2015.

Research and Development Costs. Research and development costs were $1.4 million for the nine months ended September 30, 2015, compared to $2.6 million for the same period last year, a decrease of $1.2 million, or 45%. Approximately $592,000 of the decrease related to a reduction in spending on our ClearTrace development program and $200,000 related to reductions in sponsored research. Commensurate with these decreases, materials and supplies decreased $162,000 and compensation decreased $82,000 during the nine months ended September 30, 2015, as compared with the same period in 2014. Also contributing to the decrease were reductions of $45,000 and $74,000 related to stock-based compensation and consulting expense, respectively, in the 2015 period, relative to the same period in 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.6 million for the nine months ended September 30, 2015, compared with $5.8 million for the same period last year, an increase of $817,000, or 14%. The increase was primarily attributable an increase during the nine months ended September 30, 2015 in (a) cash compensation costs of approximately $466,000, a portion of which was associated with overlapping executives’ terms of employment so as to provide for a coordinated transition of duties during the period in which we closed our executive offices in Memphis, Tennessee, as more fully discussed below, and (b) an increase in share-based compensation of $417,000.

Restructuring Charges. In March 2015, we announced the consolidation of all major business functions into our Irvine, California headquarters. In connection with this consolidation, we closed our Memphis, Tennessee office in May 2015. We did not retain any of our Memphis-based employees. A total of seven employees were impacted by the consolidation, including three of our executives, whose termination of employment resulted in a modification in the terms of stock options previously granted to them. In connection with this consolidation, we recorded restructuring charges of $1.3 million during the nine months ended September 30, 2015, primarily related to severance costs, and to the revaluation of the stock options with modified terms described above and the resulting accrual of additional share-based compensation expense.

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

Other Income (Expense). During the nine months ended September 30, 2015 and 2014, we recorded gains of $981,000 and $578,000, respectively, resulting from changes in the fair value of our derivative liabilities associated with certain warrants we issued in equity private placement transactions.

Net other income was $244,000 and $168,000 for the nine months ended September 30, 2015 and 2014, respectively. Most of the other income for the nine months ended September 30, 2015 related to grants received to fund research, and the majority of other income for the nine months ended September 30, 2014 related to negotiated reductions in amounts payable to service providers.

Net interest expense for the nine months ended September 30, 2015 was $921,000, compared with $714,000 for the same period in 2014. The increase is due to an increase in the amortization of debt discount and deferred financing costs associated with prior year financing transactions, including the interest, amortization of debt discount and deferred financing costs associated with the notes payable we issued in our March 2014 private placement, the effects of which were recorded during the entire nine months ended September 30, 2015, as compared with the approximate six-month period the debt was outstanding during the nine months ended September 30, 2014.

Liquidity and Capital Resources

The cumulative net loss from the Company’s inception through September 30, 2015 was $84.5 million. Net cash used in operating activities was $7.3 million for each of the nine months ended September 30, 2015 and the year ended December 31, 2014. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent such financing activities consist of: (i) a December 2014 private placement of equity, which resulted in net proceeds of $9.3 million; and (ii) a March 2014 private placement of debt and warrants, which resulted in net proceeds of $3.5 million. In addition, in March 2014, the Company completed a transaction with Boston Scientific that resulted in the cancellation of $4.3 million in related party convertible notes payable held by Boston Scientific, which were scheduled to mature in 2014 (see Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report).

The Company’s plans for the next twelve months reflect management’s anticipation of increases in revenues from sales of the ClearPoint system and related disposable products as a result of greater utilization at existing installed sites and the installation of the ClearPoint system at new sites. Management also anticipates maintaining recurring operating expenses at historical levels, with expected decreases in general and administrative expenses, resulting primarily from the operational restructuring discussed in Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report being offset by increases in selling and marketing expenses associated with the anticipated growth in revenues. However, there is no assurance that the Company will be able to achieve its anticipated results, and even in the event such results are achieved, the Company expects to continue to consume cash in its operations over at least the next twelve months. In addition, as discussed in Note 6 to such condensed consolidated financial statements, the Brainlab Note matures in April 2016, with both principal of $4.3 million and accrued interest of $740,000 at the maturity date payable in a single installment upon maturity.

As a result of the foregoing, the Company believes it will be necessary to seek additional sources of financing from the sale of equity or debt securities, which likely would result in dilution to the Company’s current stockholders, or from the establishment of a credit facility. There is no assurance, however, that the Company will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing the Company does obtain will be sufficient to meet its needs. If the Company is not able to obtain the additional financing on a timely basis, the Company may be unable to achieve its anticipated results, and the Company may not be able to meet its other obligations as they become due. An inability to obtain a sufficient amount of additional financing would create substantial doubt as to the Company’s ability to continue as a going concern.

Cash Flows

Cash activity for the nine months ended September 30, 2015 and 2014 is summarized as follows:

	Nine Months Ended September 30,
	2015	2014
Cash used in operating activities	$(7,320,122)	$(5,256,287)
Cash used in investing activities	(72,021)	(11,590)
Cash provided by financing activities	—	3,646,314
Net decrease in cash and cash equivalents	$(7,392,144)	$(1,621,563)

Net Cash Flows from Operating Activities. We used $7.3 million and $5.3 million of cash for operating activities during the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, uses of cash in operating activities primarily consisted of: (a) our $7.3 million net loss; (b) a reduction of accounts payable and accrued expenses of $778,000; and (c) increases in accounts receivable of $368,000, prepaid expenses and other current assets of $104,000, and other assets of $10,000. These uses were partially offset by: (x) a decrease in inventory of $84,000; (y) an increase in deferred revenue of $63,000; and (z) non-cash expenses included in our loss from operations aggregating $2.0 million and consisting of depreciation and amortization, share-based compensation, expenses paid through the issuance of common stock, and amortization of debt issuance costs and original issue discounts, partially offset by a $981,000 decrease in the fair value of our derivative liabilities.

During the nine months ended September 30, 2014, uses of cash in operating activities primarily consisted of: (a) our $2.6 million net loss; (b) non-cash gains included in net loss aggregating $4.9 million (principally consisting of a $4.3 million gain related to the sale of intellectual property in exchange for the cancellation of debt and a $578,000 gain on change of the fair value of derivative liabilities), partially offset by non-cash expenses included in net loss aggregating $1.5 million and consisting of depreciation and amortization, share-based compensation, expenses paid through the issuance of common stock, and amortization of debt issuance costs and original issue discounts; and (c) an increase in inventory of $658,000. These uses were partially offset by: (y) decreases in accounts receivable of $222,000 and prepaid expenses and other current assets of $127,000; and (z) an increase in accounts payable and accrued expenses of $1.2 million.

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2015 and 2014 were $72,000 and $12,000, respectively.

Net Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2014 of $3.6 million related primarily to proceeds from our March 2014 private placement of debt and warrants.

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We could continue to incur net losses as we continue our efforts to expand the commercialization of our ClearPoint system products, develop our ClearTrace system, and pursue additional applications for our technology platforms. Our cash balances are typically held in a variety of interest bearing instruments, including interest bearing demand accounts and certificates of deposit. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to successfully commercialize our ClearPoint system products and complete the development of our ClearTrace system. Our future capital requirements will depend on many factors, including, but not limited to, the following:

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

ITEM 4.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2015, we completed the consolidation of all major business functions into our Irvine, California headquarters. In connection with this consolidation, we closed our Memphis, Tennessee office. We did not retain any of our Memphis-based employees, including those having responsibility for financial reporting. As part of this planned consolidation, financial reporting functions were reassigned to personnel in our Irvine headquarters with training and qualifications appropriate to the scope of their responsibilities. Accordingly, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Funding

In the next twelve months we likely will need additional funding for our business. We may not be able to raise capital when needed or on terms that are acceptable to us, which could force us to delay, reduce or eliminate our commercialization efforts or our product development programs.*

The cumulative net loss from our inception through September 30, 2015 was $84.5 million. Net cash used in operations was $7.3 million for each of the nine months ended September 30, 2015 the year ended December 31, 2014. Since inception, we have financed our operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent such financing activities consist of (i) a December 2014 equity private placement, which resulted in net proceeds of $9.4 million; and (ii) a March 2014 private placement of debt and warrants, which resulted in net proceeds of $3.5 million. In addition, in March 2014, we completed a transaction with Boston Scientific that resulted in the cancellation of $4.3 million in related party convertible notes payable held by Boston Scientific which were scheduled to mature in 2014.

The Company’s plans for the next twelve months reflect management’s anticipation of increases in revenues from sales of the ClearPoint system and related disposable products as a result of greater utilization at existing installed sites and the installation of the ClearPoint system at new sites. Management also anticipates maintaining recurring operating expenses at historical levels, with expected decreases in general and administrative expenses, resulting primarily from the operational restructuring discussed in Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, being offset by increases in selling and marketing expenses associated with the anticipated growth in revenues. However, there is no assurance that the Company will be able to achieve its anticipated results, and even in the event such results are achieved, the Company expects to continue to consume cash in its operations over at least the next twelve months. In addition, as discussed in Note 6 of such condensed consolidated financial statements, the Brainlab Note matures in April 2016, with both principal of $4.3 million and accrued interest of $740,000 at the maturity date payable in a single installment upon maturity.

As a result of the foregoing, the Company believes it will be necessary to seek additional sources of funds from the sale of equity or debt securities, which likely would result in dilution to the Company’s current stockholders, or from the establishment of a credit facility. There is no assurance, however, that the Company will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing the Company does obtain will be sufficient to meet its needs. If the Company is not able to obtain the additional financing on a timely basis, the Company may be unable to achieve its anticipated results, and the Company may not be able to meet its other obligations as they become due. An inability to obtain a sufficient amount of additional funding would create substantial doubt as to the Company’s ability to continue as a going concern.

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

Risks Related to Our Business

We have incurred losses since our inception and we may continue to incur losses. If we fail to generate significant revenue from sales of our products, we may never achieve or sustain profitability.*

As of September 30, 2015, we had an accumulated deficit of approximately $84.5 million. The accumulated deficit has resulted principally from costs incurred in connection with our sales and marketing activities, research and development efforts and manufacturing activities, and other general and administrative expenses associated with our operations. We have incurred losses in each year since our inception in 1998, and we may continue to incur losses as we continue to invest capital in the sales and marketing of our ClearPoint products, development of our ClearTrace system and growth of our business generally.

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

Notwithstanding the ClearPoint system’s regulatory clearance in the United States, third-party payors may deny coverage or reimbursement if the payor determines that the use of our ClearPoint system is unnecessary, inappropriate, experimental or not cost- effective, or that the ClearPoint system is used for a non-cleared indication. In addition, no uniform policy of coverage and reimbursement for medical technology exists among third-party payors. Therefore, coverage and reimbursement for medical technology can differ significantly from payor to payor. Any denial of coverage or reimbursement for procedures using our ClearPoint system could have an adverse effect on our business, financial results and prospects for profitability.

We currently have significant customer concentration, so economic difficulties or changes in the purchasing policies or patterns of our key customers could have a significant impact on our business and operating results.*

A small number of our hospital customers account for a substantial portion of our revenues from sales of ClearPoint disposable products. For example, our largest customer for the nine months ended September 30, 2015, Emory University Hospital, or Emory, accounted for 13% of our ClearPoint product revenues. Likewise, Emory accounted for 12% of our ClearPoint product revenues for the year ended December 31, 2014. The University of California, San Francisco Medical Center, or UCSF, accounted for 8% and 14% of our ClearPoint product revenues for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. Sales to almost all of our customers, including Emory and UCSF, are not based on long-term, committed volume purchase contracts, and we may not continue to generate a similar level of revenues from Emory, UCSF, or any other customer. Because of our current customer concentration, our revenues could fluctuate, possibly significantly, due to a reduction or delay in orders from any of our significant customers, which could harm our business and results of operations.

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

We may be subject to privacy and data protection laws governing the transmission, use, disclosure, security and privacy of health information which may impose restrictions on technologies and subject us to penalties if we are unable to fully comply with such laws.*

Numerous federal, state and international laws and regulations govern the collection, use, disclosure, storage and transmission of patient-identifiable health information. These laws include:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.*

As of October 30, 2015, almost all of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of common stock pursuant to a prospectus, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report.

42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2015

MRI INTERVENTIONS, INC.

By:	/s/ Francis P. Grillo
Francis P. Grillo
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

43

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

44