Form 10-K
period 2015-12-31
MRI INTERVENTIONS, INC.
filed 2016-03-25
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-54575

MRI INTERVENTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2394628
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Musick	92618
Irvine, California	(Zip Code)
(Address of principal executive offices)

(949) 900-6833

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $73,650,039, based on the closing sale price as reported on the OTCQB Marketplace.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 1, 2016
Common Stock, $.01 par value per share	91,653,659 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2015, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on June 7, 2016.

Trademarks, Trade Names and Service Marks

ClearConnect™, ClearPoint®, ClearTrace®, MRI Interventions®, SmartFlow®, SmartFrame® and SmartGrid® are trademarks of MRI Interventions, Inc. Any other trademarks, trade names or service marks referred to in this Annual Report are the property of their respective owners. As used in this Annual Report, Siemens refers to Siemens AG, Healthcare Sector, and its affiliates, Boston Scientific refers to Boston Scientific Corporation and its affiliates, and Brainlab refers to Brainlab AG.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements, expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

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

ITEM 1. BUSINESS

Overview

We are a medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain and heart under direct, intra-procedural magnetic resonance imaging, or MRI, guidance. From our inception in 1998 to 2002, we deployed significant resources to fund our efforts to develop the foundational capabilities for enabling MRI-guided interventions and to build an intellectual property portfolio. In 2003, our focus shifted to identifying and building out commercial applications for the technologies we developed in prior years.

We have two product platforms. Our ClearPoint system, which is in commercial use in the United States, is used to perform minimally invasive surgical procedures in the brain. We anticipate that our ClearTrace system, which is a product candidate still in development, although such development is currently suspended, will be used to perform minimally invasive surgical procedures in the heart. Both systems utilize intra-procedural MRI to guide the procedures. Both systems are designed to work in a hospital’s existing MRI suite.

Our products are designed to provide a new, minimally invasive surgical approach to address large patient populations for whom we believe current surgical techniques are deficient. Our ClearPoint system is a neuro-navigation system designed for placing catheters and electrodes to treat a variety of neurological diseases and conditions and for performing biopsies. Our ClearTrace system is designed to deliver catheter-based therapies to treat certain cardiac diseases. We believe that our two product platforms, subject to appropriate regulatory clearance and approval, will provide better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system.

●	Better Patient Outcomes. We believe that if a physician can see the surgical field, the surgical instruments and the patient’s anatomy all at the same time and in the same “imaging space,” the physician can more efficiently and effectively perform a surgical intervention in the brain or heart. Our product platforms, subject to appropriate regulatory clearance or approval, are designed to enable physicians to see the target site, guide the surgical instrument to the site, deliver the therapy, monitor for adverse events and complications and confirm the desired results of the procedure, all under high resolution, intra-procedural MRI guidance. We believe that these capabilities will translate directly into better outcomes for the patients undergoing the procedures due to improved efficiency, the potential for the reduction of adverse events and side effects, as well as the potential for faster recovery times.

●	Enhance Revenue Potential. By providing direct, intra-procedural visualization, we believe our ClearPoint system can reduce the amount of time needed to perform the procedures for which it was designed. As a result, we believe that our ClearPoint system may improve the overall economics of the procedures for both the performing physician and the hospital. We believe that our ClearPoint system may also enable a physician to treat more patients in a given period of time, and treat patients who would otherwise not be able to be treated utilizing current surgical techniques.

●	Reduce Costs to the Healthcare System. We believe that use of our products may result in more efficient utilization of healthcare resources and physician time. Our product platforms are designed to work in a hospital’s existing MRI suite, which facilitates additional utility for an infrastructure investment that has already been made by the hospital. Further, if patient outcomes and procedure efficiencies are improved through the use of our products, we believe that the result will be a reduction in overall healthcare costs.

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

MRI has important and advantageous properties that differentiate it from other imaging methods. MRI scans can provide images of any part of the body, in any plane of view, and offer more detailed information than other modalities, including fluoroscopy and computed tomography. Some of the unique advantages of MRI include:

●	soft tissue imaging that enables superior tissue visualization and enhanced differentiation between healthy and diseased tissues;

●	unlimited orientation and positioning of the imaging plane;

●	the ability to directly acquire volumetric (three dimensional) data sets;

●	the ability to evaluate both the structure and certain functions of internal organs; and

●	no harmful ionizing radiation exposure for either the patient or the physician.

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

Our Current Products and Product Candidates

ClearPoint Neuro Intervention System

General

Our ClearPoint system is designed to allow minimally invasive procedures in the brain to be performed in a hospital’s existing MRI suite. Our ClearPoint system provides guidance for the placement and operation of instruments or devices during the planning and operation of neurological procedures performed within the MRI suite using MRI guidance. Our ClearPoint system is intended to be used as an integral part of procedures, such as biopsies and the insertion of catheters and electrodes, which have traditionally been performed using stereotactic methodologies. Our ClearPoint system is intended to be used with both 1.5T and 3T MRI scanners. Our research efforts for our ClearPoint system began in 2003, and in June 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the United States for general neurological interventional procedures. In February 2011, we also obtained CE marking approval for our ClearPoint system. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European Union medical device directives, and it allows us to market the ClearPoint system in the European Union. Today, ClearPoint systems are in clinical use with MRI scanners from the three major manufacturers, Siemens, GE Healthcare and Philips Healthcare, as well as the two major interventional MR/OR platforms, which are manufactured by IMRIS and Brainlab.

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

ClearPoint Disposables. The disposable components of our ClearPoint system consist primarily of our SmartFrame trajectory device, a hand controller and related accessories. Our SmartFrame device is an adjustable trajectory frame that attaches to the patient’s skull and holds the targeting cannula. The hand controller attaches to our SmartFrame device, and it is used by the physician to adjust the roll, pitch, and X and Y orientation of the targeting cannula while the patient is in the MRI scanner. The accessories include all other components necessary to facilitate the MRI-guided neurological procedure, such as our SmartGrid patch, which is an MRI-visible marking grid that enables rapid localization of the entry position into the brain, and our customized surgical draping, which creates a sterile field within the MRI scanner. For drug delivery procedures, our SmartFlow cannula, which is an MRI-compatible injection and aspiration cannula, serves as the vehicle for the delivery of the compound.

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

Our SmartFlow cannula has received 510(k) clearance and is indicated for use in the injection of Cytarabine, which is a chemotherapy drug, or for the removal of cerebrospinal fluid from the ventricles of the brain during an intracranial procedure. Delivery of other therapeutic agents using our SmartFlow cannula is investigational. The SmartFlow cannula is a disposable device intended for single patient use only and is not intended for implant.

The ClearTrace Cardiac Intervention System

Our second product platform, the ClearTrace system, is a product candidate designed to allow catheter-based minimally invasive procedures in the heart to be performed using continuous, intra-procedural MRI guidance.

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

Unlike the Cath Lab or EP Lab, we believe the ClearTrace system, once we have completed its development, will provide a continuous, high resolution, four dimensional imaging environment (the fourth dimension being time), which will include detailed visualization of cardiac tissue, along with the cardiac catheters used to deliver the therapy. We believe that this new imaging capability is required for the next generation of interventional cardiac therapies. In addition, we anticipate that the ClearTrace system will eliminate all radiation exposure for both the patient and physician from the X-ray utilized in current procedures. Under current catheter-based treatments utilizing fluoroscopy, radiation exposure can exceed 45 minutes and require intravenous contrast dye which, in large quantities, is toxic to the kidneys. We believe that the attributes of our ClearTrace system could position it to be the therapy of choice for cardiac ablation procedures to treat cardiac arrhythmias, and the ideal platform for delivering future biologic therapies to treat heart failure and other similar cardiac disorders.

We began preliminary research for an MRI-guided cardiac ablation procedure shortly following our inception in 1998. As a culmination of those research efforts, in May 2009, we entered into an exclusive development agreement with Siemens, under which we and Siemens performed initial work related to the development of hardware and software needed for MRI-guided, catheter-based ablation procedures to treat cardiac arrhythmias. Working closely with us, Siemens created a research version of the software platform specifically for use in MRI-guided cardiac ablation procedures with our catheters. In February 2014, we entered into new exclusive development agreement with Siemens, which replaced our May 2009 agreement. The new development agreement contemplates that, with cooperation, assistance and technical support from Siemens, we would develop the commercial version of the research software platform created by Siemens under our original agreement, which software would serve as the software component of our ClearTrace system. In 2015, we suspended our development activities on the ClearTrace system so that we could focus our resources on the ClearPoint system, and we have not made any filings seeking regulatory clearance or approval for our ClearTrace system.

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

ClearTrace Disposables. The disposable components will include, among other items, an ablation catheter and mapping catheter. The ablation catheter will be used to perform MRI-guided delivery of ablative energy to create cardiac lesions. The mapping catheter will be used for MRI-guided collection of intracardiac electrocardiogram signals and will include analog/digital filtering to enable electrocardiogram collection during scanning. All catheters and components will be MRI-compatible and tightly integrated with the MRI scanner.

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

Regulatory Status

We have suspended development of our ClearTrace system so that we could focus our resources on the ClearPoint system, and to date we have conducted only animal studies and other preclinical work with respect to the ClearTrace system. We have not made any filing with any regulatory authority seeking approval or clearance for the ClearTrace system. We expect the initial market for our ClearTrace system will be the European Union, and, therefore, we intend to seek CE marking approval for the ClearTrace system at the appropriate time. In the United States, we believe that most components of the ClearTrace system will be Class II medical devices and will fall under the FDA’s 510(k) regulatory process. However, we believe the ablation catheter component may be a Class III medical device and could require FDA approval of a premarket approval application, or PMA.

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

In February 2014, we entered into a new development agreement with Siemens, which replaced our May 2009 agreement. The new development agreement contemplates that, with cooperation, assistance and technical support from Siemens, we would develop the commercial version of the research software platform created by Siemens under our original agreement, which software would serve as the software component of our ClearTrace system. In 2015, we suspended our development activities on the ClearTrace system so that we could focus our resources on the ClearPoint system, and we have not made any filings seeking regulatory clearance or approval for our ClearTrace system. Upon completion of development, subject to appropriate regulatory clearance or approval, we will sell the software as our own product, and the software will serve as the software component of our ClearTrace system.

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

The development agreement provides for certain commercial exclusivity, generally extending for a period of four years following the European product release date of the host features, in the field of MRI-guided catheter-based cardiac electrophysiology using catheters that are actively tracked by the MRI scanner. During that period and within that field, or the exclusivity field, Siemens agreed that it will not engage in certain actions and activities, the intention being that we will have the exclusive opportunity to commercialize MRI-guided catheter-based cardiac electrophysiology with active catheter tracking with Siemens MRI systems. Likewise, during that exclusivity period and within the exclusivity field, we agreed that we will not sell or otherwise provide to any third party actively tracked catheters for commercial use, within the meaning of the development agreement, that are intended to be used with a non-Siemens MRI system.

The development agreement also contains a cross-licensing arrangement between us and Siemens. Under that arrangement, each party granted the other party a non-exclusive license to use certain intellectual property rights owned by the granting party and realized in the research software platform developed under the May 2009 agreement. Under our license from Siemens, we may use the licensed intellectual property rights to develop, manufacture and sell software, provided that during the parties’ exclusivity period and within the exclusivity field, any such software must be solely for use with Siemens MRI systems. Under its license from us, Siemens may also use the licensed intellectual property rights to develop, manufacture and sell software, provided that during the parties’ exclusivity period and within the exclusivity field, any such software must be solely for use with our catheters.

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

Sales and Marketing

Commercializing our ClearPoint system involves marketing primarily to:

●	physicians who care for patients suffering from neurological disorders, including neurosurgeons, who perform the neurological procedures, and neurologists, who interact with patients prior to and following surgery and who refer patients for surgery; and

●	hospitals involved in the treatment of neurological disorders, including the opinion leaders at these hospitals.

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

Presently, our commercialization efforts for our ClearPoint system are being coordinated primarily through our Vice President, Sales, Robert C. Korn, and our Vice President, Marketing, Wendelin C. Maners. As of March 1, 2016, our sales, clinical support and marketing team consisted of 15 employees. We believe that our current sales, clinical support and marketing team is sufficient for our current needs; however, we expect the size of our team to vary with size of the ClearPoint installed base and the volume of procedures utilizing the ClearPoint system.

Given the stage of development of the ClearTrace system, we have not developed a sales and marketing plan to commercialize ClearTrace either inside or outside the United States.

Research and Development

Continued innovation through research and development is important to our future success. As of March 1, 2015, our research and development team consisted of seven employees. We have assembled an experienced team with recognized expertise in both the development of medical devices and advanced MRI technologies, including interventional MRI microcoils and catheters. We believe that our current research and development team is sufficient for our current needs; however, we may increase the size of our team depending on the progress of our ongoing research and development efforts. Our principal research and development goals are to continue to enhance our ClearPoint system and, resources permitting, to complete development of our ClearTrace system.

We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were approximately $1,957,000 and $3,927,000 for the years ended December 31, 2015 and 2014, respectively.

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

Customers

A small number of our hospital customers account for a substantial portion of our revenues from sales of ClearPoint disposable products. Our two largest customers, Emory University Hospital, or Emory, and the University of California, San Francisco Medical Center, or UCSF, account for a disproportionately large portion of our ClearPoint product revenues.

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

Patents and Patent Applications

We have a significant patent portfolio in the field of MRI-guided interventions. As of March 1, 2016, we wholly-owned, co-owned or licensed a total of 70 United States patents and 35 United States patent applications, as well as various foreign patents and foreign patent applications corresponding with many of our United States patents and applications. Our owned, issued patents expire at various dates beginning in 2020. Our licensed, issued patents began to expire at various dates beginning in 2016. Some of our patents and patent applications are co-owned by Boston Scientific, and, with respect to those patents and patent applications, we have licensing and cross-licensing arrangements in place with Boston Scientific. As a result of those arrangements, we have exclusive rights to all fields outside neuromodulation and implantable medical leads for cardiac applications, and we have licensed the fields of neuromodulation and implantable medical leads for cardiac applications to Boston Scientific.

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

ClearPoint System

Currently, we are not aware of any other company that offers a direct MRI-guided stereotactic system for neurological interventions, although two companies, Monteris Medical Inc. and Medtronic, plc offer devices for laser ablation under direct MRI guidance. In addition, companies such as Brainlab, Medtronic, plc, Elekta AB, FHC Inc., Neurologica Corporation, a subsidiary of Samsung Electronics Co., and Mazor Robotics Ltd. offer devices and systems for use in conventional stereotactic neurological procedures, such as surgical navigation workstations, frame-based and frameless stereotactic systems, portable computer tomography scanners and computer-controlled guidance systems, and these devices and systems are competitive with our ClearPoint system. Additionally, we could also face competition from other medical device, biotechnology and pharmaceutical companies that have the technology, experience and capital resources to develop alternative therapy methods, including MRI-guided technologies. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we have.

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

We also will face competition from companies who are engaged in the development and marketing of conventional catheter-based cardiac ablation systems and devices. These products include mapping systems using contact mapping, single-point spatial mapping and non-contact, multi-site electrical mapping technologies and ablation systems using radio frequency, ultrasound, laser and cryoablation technologies. These products evolve rapidly, and their manufacturers are constantly attempting to make them easier to use or more efficacious in performing procedures. Today, the vast majority of minimally invasive catheter-based cardiac ablation procedures are performed with these products. Because these products are currently in use while the ClearTrace system remains under development, physician preferences will have to shift for the ClearTrace system to gain market acceptance. We believe that the primary factors which may drive physician preference will be relative success rates and ease of the procedure for physicians with respect to the ClearTrace system compared to the alternative technologies available.

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

Many of our potential competitors have an established presence in the field of cardiac electrophysiology, including cardiac ablation, such as Biosense Webster Inc., a division of Johnson & Johnson, Boston Scientific, Cardio Focus, Inc., Medtronic, plc and St. Jude Medical, Inc. These potential competitors have substantially greater financial and other resources than we do, including larger research and development staffs and more experience and greater capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory clearances or approvals, and manufacturing, marketing and distributing products.

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

If the FDA issues an order declaring the device to be Not Substantially Equivalent, or NSE, the device is placed into a Class III or PMA category. At that time, a company can request a de novo classification of the product. A de novo classification generally applies where there is no predicate device and the FDA believes the device is sufficiently safe so that no PMA should be required. The request must be in writing and sent within 30 days from the receipt of the NSE determination. The request should include a description of the device, labeling for the device, reasons for the recommended classification and information to support the recommendation. The de novo classification process has a 60 day review period. If the FDA classifies the device into Class II, a company will then receive an approval order to market the device. This device type can then be used as a predicate device for future 510(k) submissions. However, if the FDA subsequently determines that the device will remain in the Class III category, the device cannot be marketed until the company has obtained an approved PMA.

Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device, requires a new 510(k) clearance and may even, in some circumstances, require a PMA, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. If the FDA were to disagree with any of our determinations that changes to a device did not require a new 510(k) submission, it could require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or PMA approval is obtained. If the FDA requires us to seek 510(k) clearance or PMA approval for any modifications to a device, we may be required to cease marketing and/or recall the modified device, if already in distribution, until 510(k) clearance or PMA approval is obtained and we could be subject to significant regulatory fines or penalties.

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

New PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Although we believe that most components of our ClearTrace system will fall under the FDA’s 510(k) regulatory process, we do believe the ablation catheter component will require the approval of a PMA. Likewise, we could seek to add new indications for use of our existing products that require the approval of a PMA, although we do not have any current plans to do so.

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

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the United States Federal Trade Commission, or FTC, and by state regulatory and enforcement authorities. Promotional activities for FDA-regulated products of other companies have been the subject of enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. Furthermore, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. In addition, we are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

Failure by us or by our third-party manufacturers and suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications or repair, replacement, refunds, recall, detention or seizure of our marketed products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing or delaying requests for 510(k) clearance or PMA approvals of new products or modified products;

●	withdrawing 510(k) clearances or PMA approvals that have already been granted;

●	refusal to grant export approval for our marketed products; or

●	criminal prosecution.

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

One result of the current Medicare payment system, which is also utilized by most non-governmental third-party payors, is that a patient’s treating physician orders a particular service and the hospital (or other facility in which the procedure is performed) bears the cost of delivery of the service. Hospitals have limited ability to align their financial interests with that of the treating physician because Medicare law generally prohibits hospitals from paying physicians to assist in controlling the costs of hospital services, including paying physicians to limit or reduce services to Medicare beneficiaries even if such services are medically unnecessary. As a result, hospitals have traditionally stocked supplies and products requested by physicians and have had limited ability to restrict physicians’ choice of products and services.

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

On April 16, 2015, President Obama signed into law, the Medicare Access and CHIP Reauthorization Act of 2015, or the Medicare Access Act, which removed the sustainable growth rate or SGR, methodology applicable to fees for physician services. The Medicare Access Act provides for a transition from the fee-for-service payment system to a more value-based system. In this process, reimbursements from the Medicare program may be reduced. As noted above, failure by hospitals and physicians to receive an amount that they consider to be adequate reimbursement for procedures in which our products are used will deter them from purchasing or using our products and will limit our sales growth.

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

Employees

As of March 1, 2016, we had 33 full time employees, of whom seven were engaged primarily in research and development, seven in manufacturing and quality assurance, 15 in sales, clinical support and marketing, and four in administrative and finance functions. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Risks Related to Our Financial Position

We have incurred losses since our inception and we may continue to incur losses. If we fail to generate significant revenue from sales of our products, we may never achieve or sustain profitability.

We have incurred losses in each year since our inception in 1998 that have resulted principally from costs incurred in connection with our sales and marketing activities, research and development efforts, manufacturing activities and other general and administrative expenses associated with our operations, and we may continue to incur losses as we continue to invest capital in the sales and marketing of our ClearPoint products, development of our ClearTrace system and growth of our business generally.

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

Our independent registered public accounting firm has expressed in its report to our 2015 audited financial statements a substantial doubt about our ability to continue as a going concern.

We have not yet generated sufficient revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has included in its report on our consolidated financial statements as of and for the year ended December 31, 2015 an explanatory paragraph in which is expressed a substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This explanatory paragraph with respect to our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may continue to include such an explanatory paragraph. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

In the next twelve months we likely will need additional funding for our business. We may not be able to raise capital when needed or on terms that are acceptable to us, which could force us to delay, reduce or eliminate our commercialization efforts or our product development programs.

The cumulative net loss from our inception through December 31, 2015 was $85.7 million. Net cash used in operations was $8.6 million for the year ended December 31, 2015. Since inception, we have financed our operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent such financing activities consist of: (i) a December 2015 equity private placement, which resulted in net proceeds of $4.7 million; (ii) a December 2014 equity private placement, which resulted in net proceeds of $9.4 million; and (iii) a March 2014 private placement of debt and warrants, which resulted in net proceeds of $3.5 million. In addition, in March 2014, we completed a transaction with Boston Scientific that resulted in the cancellation of $4.3 million in related party convertible notes payable held by Boston Scientific which were scheduled to mature in 2014.

Our plans for the next twelve months reflect our anticipation of increases in revenues from sales of the ClearPoint system and related disposable products as a result of greater utilization at existing installed sites and the installation of the ClearPoint system at new sites. We also anticipate maintaining recurring operating expenses at historical levels, with expected decreases in general and administrative expenses, resulting primarily from the completed operational restructuring being offset by increases in selling and marketing expenses associated with the anticipated growth in revenues. However, there is no assurance that we will be able to achieve anticipated results, and even in the event such results are achieved, we expect to continue to consume cash in operations over at least the next twelve months. In addition, we have a note payable to Brainlab AG (the “Brainlab Note”) that matures in April 2016, with both principal of $4.3 million and accrued interest of $740,000 at the maturity date payable in a single installment upon maturity. As discussed in Note 11 to the consolidated financial statements included elsewhere in this Annual Report, on March 22, 2016 we entered into a Securities Purchase agreement (the “2016 Purchase Agreement”) with Brainlab that would provide, among other items, for a reduction of the principal amount and an extension to December 2018 of the maturity date of the Brainlab Note. The transactions under the 2016 Purchase Agreement are expected to close on or before April 4, 2016, however there is no assurance that such a closing will occur on that date, if ever.

As a result of the foregoing, we believe it will be necessary to seek additional sources of funds from the sale of equity or debt securities, which likely would result in dilution to your ownership interest, or from the establishment of a credit facility. There is no assurance, however, that we will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing we do obtain will be sufficient to meet our needs. If we are not able to obtain the additional financing on a timely basis, we may be unable to achieve anticipated results, and may not be able to meet other obligations as they become due. An inability to obtain a sufficient amount of additional funding would create substantial doubt as to our ability to continue as a going concern.

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

Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.

As of December 31, 2015, we have a significant amount of debt, including: (i) the Brainlab Note that matures in April 2016, with both principal of $4.3 million and accrued interest of $740,000 at the maturity date payable in a single installment upon maturity; (ii) notes payable to certain holders that mature in March 2019, with an aggregate principal amount of $3.7 million payable at maturity and interest accruing at 12% per annum payable semi-annually (the “2014 Secured Notes”); and (iii) note payables to certain holders that mature in November 2020 with both principal of $3.0 million and interest accruing at 3.5% per annum payable in a single installment upon maturity (the “2010 Secured Notes”, and together with the Brainlab Note and the 2014 Secured Notes, the “Notes”). Our obligations under the Notes are secured by all of our existing property and assets, with the Brainlab Note having a first priority followed in order by the 2014 Secured Notes and the 2010 Secured Notes. The Notes may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. The Notes will require us to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our commercialization efforts and other general corporate activities. To the extent additional debt is added to our current debt levels, the risk described above could increase.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Failure to satisfy our current and future debt obligations, including the Notes, could result in an event of default and, as a result, our lenders could accelerate all of the amounts due. In the event of an acceleration of amounts due as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce its security interests in the assets securing such indebtedness.

Risks Related to Our Business and Industry

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

If coverage and reimbursement from third-party payors for procedures utilizing our ClearPoint system products are inadequate, adoption of our products will be adversely affected and our revenues and prospects for profitability will suffer.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government-managed systems.

Because hospitals are reimbursed for the procedures in which our ClearPoint system products are used and our products are not separately reimbursed, the additional cost associated with the use of our products could impact hospital profit margins. Some hospitals could believe third-party reimbursement levels are not adequate to cover the cost of our ClearPoint system products. Furthermore, some physicians could believe third-party reimbursement levels are not adequate to compensate them for performing the procedures in which our products are used. Failure by hospitals and physicians, whether in the United States or abroad, to receive an amount that they consider to be adequate reimbursement for procedures in which our products are used will deter them from purchasing or using our products and will limit our revenues and prospects for profitability.

We currently have significant customer concentration, so economic difficulties or changes in the purchasing policies or patterns of our key customers could have a significant impact on our business and operating results.

A small number of our hospital customers account for a substantial portion of our revenues from sales of ClearPoint disposable products. Our two largest customers, Emory University Hospital, or Emory, and the University of California, San Francisco Medical Center, or UCSF, account for a disproportionately large portion of our ClearPoint product revenues. Sales to almost all of our customers, including Emory and UCSF, are not based on long-term, committed volume purchase contracts, and we may not continue to generate a similar level of revenues from Emory, UCSF, or any other customer. Because of our current customer concentration, our revenues could fluctuate, possibly significantly, due to a reduction or delay in orders from any of our significant customers, which could harm our business and results of operations.

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

Our ClearTrace system remains a product candidate in development. We cannot be certain that we will be able to successfully complete development of, and obtain regulatory clearances or approvals for, our ClearTrace system in a timely fashion, or at all.

Our ClearTrace system is a product candidate still in development, and, to date, we have conducted only animal studies and other preclinical work with respect to that product candidate. Our ClearTrace system will require substantial additional development and testing, and at present, we are focusing most of our efforts and resources on the commercialization of our ClearPoint system. There can be no assurance that our development efforts will be successfully completed or that the ClearTrace system will have the capabilities we expect. We may encounter significant difficulties and costs during the course of our development efforts and we may encounter significant delays. Even if we successfully complete development of our ClearTrace system, there can be no assurance that we will obtain the regulatory clearances or approvals to market and commercialize it. If we are unable to obtain regulatory clearances or approvals for our ClearTrace system, or otherwise experience delays in obtaining such regulatory clearances or approvals, the commercialization of the ClearTrace system will be delayed or prevented, which will adversely affect our ability to generate revenues. Even if cleared or approved, the ClearTrace system may not be cleared or approved for the indications that are necessary or desirable for successful commercialization. Delays in developing our ClearTrace system or obtaining regulatory clearances or approvals may also result in the loss of potential competitive advantages that might otherwise be attained by bringing products to market earlier than our competitors. Any of these contingencies could adversely affect our business.

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

We will face competition from products and techniques already in existence in the marketplace. The markets for the ClearPoint system and the ClearTrace system are intensely competitive, and many of our competitors are much larger and have substantially more financial and human resources than we do. Many have long histories and strong reputations within the industry, and a relatively small number of companies dominate these markets. Examples of such large, well-known companies include Medtronic, plc, St. Jude Medical Inc. and Biosense Webster Inc., a division of Johnson & Johnson.

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

Our commercial success depends, in part, on obtaining patent and other intellectual property protection for the technologies contained in our products and product candidates. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. Our patent position is uncertain and complex, in part, because of our dependence on intellectual property that we license from others. If we, or the third parties from whom we license intellectual property, fail to obtain adequate patent or other intellectual property protection for intellectual property covering our products or product candidates, or if any protection is reduced or eliminated, others could use the intellectual property covering our products or product candidates, resulting in harm to our competitive business position. In addition, patent and other intellectual property protection may not provide us with a competitive advantage against competitors that devise ways of making competitive products without infringing any patents that we own or to which we have rights.

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

Risks Related to Legal and Regulatory Compliance

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

Although we do not provide healthcare services or receive payments directly from Medicare, Medicaid or other third-party payors for our products or the procedures in which our products may be used, many state and federal healthcare laws and regulations governing financial relationships between medical device companies and healthcare providers apply to our business and we could be subject to enforcement by both the federal government, private whistleblowers and the states in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•	The federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or providing any kickback, bribe or other remuneration, directly or indirectly, in exchange for or to induce the purchase, lease or order, or arranging for or recommending of, any item or service for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs.

•	Federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other federally-funded healthcare programs that are false or fraudulent, or are for items or services not provided as claimed, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices. Changes to the federal false claims law enacted as part of the Affordable Care Act will likely increase the number of whistleblower cases brought against providers and suppliers of health care items and services.
•	The federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, which established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services.
•	State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, and the Foreign Corrupt Practices Act, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, or when physicians are employees of a foreign government entity.
•	The Affordable Care Act, which imposes certain reporting obligations on manufacturers of drugs, devices and biologics. Specifically, such manufacturers are required to report payments or other transfers of value to or on behalf of a physician or teaching hospital by such manufacturers, as well as any ownership or investment interest held by physicians in such manufacturers. Violations of the reporting requirements are subject to civil monetary penalties.
•	The Affordable Care Act also grants the Office of Inspector General additional authority to obtain information from any individual or entity to validate claims for payment or to evaluate the economy, efficiency or effectiveness of the Medicare and Medicaid programs, expands the permissible exclusion authority to include any false statements or misrepresentations of material facts, enhances the civil monetary penalties for false statements or misrepresentation of material facts, and enhances the Federal Sentencing Guidelines for those convicted of federal healthcare offenses.

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

Numerous federal, state and international laws and regulations govern the collection, use, disclosure, storage and transmission of patient-identifiable health information. These laws include:

•	HIPAA and the Privacy and Security Rules promulgated thereunder apply to covered entities, which include most healthcare facilities that purchase and use our products. The HIPAA Privacy and Security Rules set forth minimum standards for safeguarding individually identifiable health information, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information and provide certain rights to individuals with respect to that information. HIPAA also requires covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves access to patient identifiable health information.
•	The federal Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which strengthens and expands the HIPAA Privacy and Security Rules and its restrictions on use and disclosure of patient identifiable health information, including imposing liability on business associates of covered entities.
•	Both HITECH and state data breach laws that necessitate the notification in certain situations of a breach that compromises the privacy or security of personal information.
•	Other federal and state laws restricting the use and protecting the privacy and security of patient information may apply, many of which are not preempted by HIPAA. Federal and state consumer protection laws are being applied increasingly by the United States Federal Trade Commission and state attorneys general to regulate the collection, use, storage and disclosure of personal or patient information, through websites or otherwise, and to regulate the presentation of website content.
•	Other countries also have, or are developing, laws governing the collection, use and transmission of personal or patient information.
•	Federal and state laws regulating the conduct of research with human subjects.

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

Risks Related to Our Facilities, Employees and Growth

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

In March 2015, we announced the consolidation of all major business functions into our Irvine, California headquarters. In connection with this consolidation, we closed our Memphis, Tennessee office in May 2015. We did not retain any of our Memphis-based employees. A total of seven employees were impacted by the consolidation, including three of our executives, whose responsibilities were assumed by a substantially new management team, who we recruited during within the past two years and are based in our Irvine, California headquarters.

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

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. In order to achieve our business objectives, we must continue to grow. However, continued growth presents numerous challenges, including:

•	expanding our sales, clinical support and marketing infrastructure and capabilities;
•	expanding our assembly capacity and increasing production;
•	implementing appropriate operational and financial systems and controls;
•	improving our information systems;
•	identifying, attracting and retaining qualified personnel in our areas of activity; and
•	hiring, training, managing and supervising our personnel.

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

Risks Related to Our Common Stock

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

Our common stock is traded on the over-the-counter market, and our stock price could be volatile.

Our common stock is currently traded on the over-the-counter market. The over-the-counter market lacks the credibility of established stock markets and is characterized by larger gaps between bid and ask prices. Stocks traded on the over-the-counter market have traditionally experienced significant price and volume fluctuations that often are unrelated or disproportionate to the operating performance of a company trade in such market. Regardless of our actual operating performance, the market price for our common stock may materially decline from time to time. There can be no assurance that you will be able to sell your stock at a time when the market price is greater than what you paid. If a large volume of our shares of common stock is posted for sale, it will likely cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.

All of the shares of our common stock covered by this prospectus will be freely transferable, unless held by an affiliate of ours. Excluding the shares of our common stock covered by this prospectus, as of December 31, 2015, almost all of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of common stock pursuant to this prospectus, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. Our existing NOLs may be subject to substantial limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

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

Anti-takeover provisions in our certificate of incorporation, bylaws and Delaware law could prevent or delay a change in control.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Quarter Ended	High Bid	Low Bid
Fiscal 2015
Fourth Quarter 2015 (through December 31, 2015)	$0.66	$0.32
Third Quarter 2015 (through September 30, 2015)	$1.12	$0.60
Second Quarter 2015 (through June 30, 2015)	$1.46	$0.94
First Quarter 2015 (through March 31, 2015)	$1.07	$0.71
Fiscal 2014
Fourth Quarter 2014 (through December 31, 2014)	$ 1.34	$ 0.74
Third Quarter 2014 (through September 30, 2014)	$ 1.28	$ 0.86
Second Quarter 2014 (through June 30, 2014)	$ 1.38	$ 0.65
First Quarter 2014 (through March 31, 2014)	$ 1.58	$ 1.15

Holders

As of March 1, 2016, we had 91,653,659 shares of common stock outstanding and no shares of preferred stock outstanding. As of March 1, 2016, we had 545 stockholders of record. In addition, as of March 1, 2016, options and warrants to purchase 45,747,411 shares of common stock were outstanding.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	5,911,309	$1.12	3,400,647

Equity compensation plans not approved by stockholders (1)(2)(3)(4)(5)(6)(7)(8)	6,010,000	$1.35	-

Total	11,921,309	$1.24	3,400,647

(1)	The information presented in this table is as of December 31, 2015.

(2)	We adopted our 2010 Non-Qualified Stock Option Plan in December 2010. The plan provided for the issuance of non-qualified stock options to purchase up to 2,565,675 shares of our common stock. We ceased making awards under the plan upon the adoption of our 2012 Incentive Compensation Plan. As of December 31, 2015, options to purchase 2,145,000 shares of our common stock were outstanding under the 2010 Non-Qualified Stock Option Plan.

(3)	In November 2012 and November 2014, we entered into written compensatory contracts with Robert C. Korn, our Vice President, Sales, pursuant to which we awarded Mr. Korn non-qualified stock options to purchase 150,000 shares and 100,000 shares, respectively, of our common stock.

(4)	In December 2013, we entered into written compensatory contracts with an employee and a non-employee director pursuant to which we awarded those individuals non-qualified stock options to purchase 75,000 shares and 125,000 shares, respectively, of our common stock.

(5)	In December 2013, we adopted our 2013 Non-Employee Director Equity Incentive Plan. The plan provides for the issuance of awards with respect to an aggregate of 570,000 shares of our common stock. As of December 31, 2015, 415,000 were outstanding under the 2013 Non-Employee Director Equity Incentive Plan.

(6)	In October 2014, we entered into a written compensatory contract with Francis P. Grillo, our Chief Executive Officer, pursuant to which we awarded Mr. Grillo non-qualified stock options to purchase 2,400,000 shares of our common stock.

(7)	In December 2014, we entered into a written compensatory contract with Wendelin C. Maners, our Vice President, Marketing, pursuant to which we awarded Ms. Maners non-qualified stock options to purchase 350,000 shares of our common stock.

(8)	In March 2015, we entered into a written compensatory contract with Harold A. Hurwitz, our Chief Financial Officer, pursuant to which we awarded Mr. Hurwitz non-qualified stock options to purchase 450,000 shares of our common stock.

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

Overview

We are a medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain and heart under direct, intra-procedural MRI guidance. We have two product platforms. Our ClearPoint system, which is in commercial use, is used to perform minimally invasive surgical procedures in the brain. We anticipate that our ClearTrace system, which is a product candidate still in development, will be used to perform minimally invasive surgical procedures in the heart. In 2015, we suspended development of the ClearTrace system so that we could focus our resources on the ClearPoint system. Both systems utilize intra-procedural MRI to guide the procedures and are designed to work in a hospital’s existing MRI suite. We believe that our two product platforms, subject to appropriate regulatory clearance and approval, will deliver better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system.

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all of our product revenues for the years ended December 31, 2015 and 2014 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system for commercial use; however, in 2014 we recognized an isolated sale of certain ClearTrace system components to a research site for non-commercial use. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of December 31, 2015, we had an accumulated deficit of $85.9 million. We may continue to incur operating losses as we commercialize our ClearPoint system products, continue to develop our ClearTrace system, and expand our business.

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

Generating recurring revenues from the sale of disposable products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our ClearPoint disposable products. Our product revenues were approximately $4.4 million for the year ended December 31, 2015, and were almost exclusively related to our ClearPoint system.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and our ClearTrace system components. Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; sponsored research and product development with third parties; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development expenses may increase as we: (i) continue to develop enhancements to our ClearPoint system; (ii) resume our ClearTrace system product development efforts; and (iii) expand our research to apply our technologies to additional product applications. From our inception through December 31, 2015, we have incurred approximately $45 million in research and development expenses.

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

Revenue Recognition. Our revenues are comprised of: (1) product revenues resulting from the sale of ClearPoint system reusable products and disposable products; (2) development service revenues; and (3) other service revenues. We recognize revenue when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is reasonably assured, and, for product revenues, risk of loss has transferred to the customer. For all sales, we require either a purchase agreement or a purchase order as evidence of an arrangement. We analyze revenue recognition on an individual agreement basis. We determine if the deliverables under the arrangement represent separate units of accounting as defined by GAAP. Application of GAAP regarding multiple-element arrangements requires us to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship.

(1) Product Revenues — Sales of ClearPoint system reusable products: The predominance of ClearPoint system reusable product sales (consisting primarily of integrated computer hardware and software) are preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed and the systems have been in operation. Accordingly, reusable product sales following such evaluation periods are recognized upon receipt of an executed purchase agreement or purchase order that provide for risk of loss to pass to the customer. Sales of reusable products not having been preceded by an evaluation period are recognized on an individual agreement basis as described in the preceding paragraph.

Sales of disposable products: Revenues from the sale of disposable products, including ClearPoint system disposable products, are recognized at the time risk of loss passes to the customer, which is generally at shipping point or upon delivery to the customer’s location, depending on the agreed upon terms with the customer.

(2) Development Service Revenues — Under the terms of an agreement that call for us to provide development services to a third party, we earn revenue equal to costs incurred for outside expenses related to the development services provided, actual direct internal labor costs (including the cost of employee benefits), and an overhead markup of the direct internal labor costs incurred. Revenue is recognized in the period in which we incur the related costs.

(3) Other Service Revenues — Other service revenues are comprised of installation fees, training fees, shipping fees and service fees charged in connection with ClearPoint system installations and ClearPoint system service agreements. Typically, we bill upfront for service agreements, which have terms ranging from one to three years. These amounts are recognized as revenues ratably over the term of the related service agreement.

Inventory. Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. All items included in inventory relate to our ClearPoint system. Software license inventory that is not expected to be utilized within the next twelve months is classified as a non-current asset. We periodically review our inventory for obsolete items and provide a reserve upon identification of potentially obsolete items.

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

Share-Based Compensation. We account for compensation for all arrangements under which employees and others receive shares of stock or other equity instruments (including options and warrants) based on fair value. The fair value of each award is estimated as of the grant date and amortized as compensation expense over the requisite vesting period. The fair values of our share-based awards are estimated on the grant dates using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated award terms and risk-free interest rates for the expected terms. To estimate the expected terms, we utilize the “simplified” method for “plain vanilla” options discussed in the SEC’s Staff Accounting Bulletin 107, or SAB 107. We believe that all factors listed within SAB 107 as prerequisites for utilizing the simplified method apply to us and to our share-based compensation arrangements. We intend to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available. We based our estimate of expected volatility on the average of historical volatilities of publicly traded companies we deemed similar to us because we lack our own relevant historical volatility data. We will consistently apply this methodology until we have sufficient historical information regarding the volatility of our own share prices to use as the input for all of our share-based fair value calculations. We utilize risk-free interest rates based on a zero-coupon U.S. treasury instrument, the term of which is consistent with the expected term of the share-based award. We have not paid, and do not anticipate paying, cash dividends on shares of our common stock; therefore, the expected dividend yield is assumed to be zero.

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

Results of Operations

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

	Year Ended December 31,		Percentage
($’s in thousands)	2015	2014	Change
Product revenues	$4,416	$3,379	31%
Development service revenues	37	104	(64)%
Other service revenues	141	122	15%
Total revenues	4,594	3,605	27%
Cost of product revenues	1,987	1,927	3%
Research and development costs	1,957	3,297	(41)%
Selling, general and administrative expenses	8,371	8,039	4%
Restructuring charges	1,253	-	NM
Gain on sale of intellectual property	-	4,339	NM
Other income (expense):
Gain on change in fair value of derivative liabilities	1,540	1,550	(1)%
Other income, net	231	252	(9)%
Interest expense, net	1,246	1,008	24%
Net loss	8,449	4,525	87%

NM= not meaningful

Product Revenues. Product revenues were $4.4 million for the year ended December 31, 2015, and $3.4 million for the same period in 2014, an increase of $1 million, or 31%.

ClearPoint disposable product sales for the year ended December 31, 2015 were $3.5 million, compared with $2.6 million for the same period in 2014, representing an increase of $885,000, or 34%. This increase was due primarily to a greater number of procedures performed using our ClearPoint system within a larger installed base for ClearPoint in the 2015 period, relative to the same period in 2014.

ClearPoint reusable product sales for the year ended December 31, 2015 were $907,000, compared with $767,000 for the same period in 2014, representing an increase of $141,000, or 18%. Sales of our reusable products, which consist primarily of computer hardware and software bearing sales prices that are appreciably higher than those for disposable products, may vary, sometimes significantly, from period to period.

Development Service Revenues. During the year ended December 31, 2015, we recorded development service revenues of $37,000, as compared with $104,000 during the year ended December 31, 2014. The change reflects the completion of a development project we performed on a contract basis in 2014. We do not expect development service revenues to be a long-term ongoing source of revenues.

Other Service Revenues. Other service revenues, comprised of revenues from installation of ClearPoint systems and from ClearPoint service contracts, were $141,000 for the year ended December 31, 2015, compared with $122,000 for the same period in 2014, representing an increase of $19,000, or 15%. This increase was comprised primarily of increases of $27,000 in installation revenue and $21,000 in service revenue, partially offset by ClearPoint system rental revenues of $21,000 for 2014 that did not recur in 2015.

Cost of Product Revenues. Cost of product revenues was $2.0 million for the year ended December 31, 2015, as compared with $1.9 million for the year ended December 31, 2014, representing gross margin on product revenues of 55% for 2015, compared to 43% for 2014. The increase in gross margin was due primarily to: (i) a decrease of $300,000 from 2014 to 2015 in charges to the provision for obsolete and expired product; (ii) increases in average unit selling prices and decreases in average unit costs due to more favorable pricing from vendors resulting from higher order quantities; and (iii) lower production variances commensurate with higher production volumes, during the year ended December 31, 2015, when compared to the same period in 2014, partially offset by a $95,000 increase in 2015, relative to 2014, in the allocation of indirect labor to production activities, commensurate with the Company’s transition from research and development to commercial activities.

Research and Development Costs. Research and development costs were $2.0 million for the year ended December 31, 2015, compared to $3.3 million for the same period last year, a decrease of $1.3 million, or 41%. Of the decrease, $649,000 related to a reduction in spending on our ClearTrace development program, which is currently suspended, and $211,000 related to reductions in sponsored research. Commensurate with these decreases, materials and supplies decreased $61,000 and compensation decreased $88,000 during the year ended December 31, 2015, as compared with the same period in 2014. Also contributing to the decrease were reductions in 2015 of $63,000 in stock-based compensation and $111,000 in consulting and outside engineering expense, and an increase of $122,000 in 2015 in the allocation of research and development resources to production activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.4 million for the year ended December 31, 2015, compared with $8.0 million for the same period last year, an increase of $332,000, or 4%. The increase was primarily attributable an increases during the year ended December 31, 2015 of $310,000 in cash compensation costs and $371,000 in share-based compensation costs, partially offset by a $166,000 increase in the allocation of departmental resources to production activities.

Restructuring Charges. In 2015, we consolidated of all major business functions into our Irvine, California headquarters. In connection with this consolidation, we closed our Memphis, Tennessee office. We did not retain any of our Memphis-based employees. A total of seven employees were impacted by the consolidation, including three of our executives, whose termination of employment resulted in a modification in the terms of stock options previously granted to them. In connection with this consolidation, we recorded restructuring charges of $1.3 million during the year ended December 31, 2015, primarily related to severance costs, and to the revaluation of the stock options with modified terms described above and the resulting recording of additional non-cash, share-based compensation expense.

Gain on Sale of Intellectual Property. During the year ended December 31, 2014, we recorded a gain of $4.3 million related to the sale of certain intellectual property to Boston Scientific. The purchase price was satisfied through the cancellation of convertible notes payable we previously issued to Boston Scientific in the aggregate principal amount of $4.3 million. We recorded a gain equal to the aggregate purchase price for the assets sold that previously had no cost basis for financial reporting purposes.

Other Income (Expense). During each of the years ended December 31, 2015 and 2014, we recorded gains of $1.5 million, resulting from changes in the fair value of our derivative liabilities associated with certain warrants we issued in equity private placement transactions.

Net other income was $231,000 and $252,000 for the years ended December 31, 2015 and 2014, respectively. Other income for the year ended December 31, 2015 related primarily to grants received for research, and for the year ended December 31, 2014 other income related primarily to negotiated reductions in amounts payable to service providers.

Net interest expense for the year ended December 31, 2015 was $1.2 million, compared with $1.0 million for the same period in 2014. The increase is due to an increase in the amortization of debt discount and deferred financing costs associated with prior year financing transactions, including such costs associated with the March 2014 private placement of notes payable that were outstanding during the entire year ended December 31, 2015, as compared with the approximate nine-month period the debt was outstanding during the year ended December 31, 2014.

Liquidity and Capital Resources

The cumulative net loss from the Company’s inception through December 31, 2015 was $85.7 million. Net cash used in operating activities was $8.6 million for the year ended December 31, 2015 and $7.3 million for the year ended December 31, 2014. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent such financing activities consist of: (i) a December 2015 private placement of equity, which resulted in net proceeds of $4.7 million; (ii) a December 2014 private placement of equity, which resulted in net proceeds of $9.3 million; and (iii) a March 2014 private placement of debt and warrants, which resulted in net proceeds of $3.5 million. In addition, in March 2014, the Company completed a transaction with Boston Scientific that resulted in the cancellation of $4.3 million in related party convertible notes payable held by Boston Scientific, which were scheduled to mature in 2014 (see Note 6 to the consolidated financial statements included elsewhere in this Annual Report).

The Company’s plans for the next twelve months reflect management’s anticipation of increases in revenues from sales of the ClearPoint system and related disposable products as a result of greater utilization at existing installed sites and the installation of the ClearPoint system at new sites. Management also anticipates maintaining recurring operating expenses at historical levels, with expected decreases in general and administrative expenses, resulting primarily from the operational restructuring discussed in Note 5 to the consolidated financial statements included elsewhere in this Annual Report being offset by increases in selling and marketing expenses associated with the anticipated growth in revenues. However, there is no assurance that the Company will be able to achieve its anticipated results, and even in the event such results are achieved, the Company expects to continue to consume cash in its operations over at least the next twelve months. In addition, as discussed in Note 7 to such consolidated financial statements, the Brainlab Note matures in April 2016, with both principal of $4.3 million and accrued interest of $740,000 at the maturity date payable in a single installment upon maturity. As discussed in Note 11 to such consolidated financial statements, on March 22, 2016 we entered into the “2016 Purchase Agreement” with Brainlab that would provide, among other items, for: (i) the payment to Brainlab of the accrued interest of approximately $740,000 on or about the expected closing date of the transaction as described below; (ii) the issuance to Brainlab of units, consisting of shares of our common stock and warrants to purchase our common stock, the consideration for which will be an approximate $1.3 million reduction of the principal amount of the Brainlab Note; (iii) the entry into a license agreement with Brainlab, the consideration for which will be a $1 million reduction of the principal amount of the Brainlab Note; and (iv) an extension of the maturity date of the Brainlab Note to December 2018. The transactions under the 2016 Purchase Agreement are expected to close on or before April 4, 2016, however there is no assurance that a closing will occur on that date, if ever.

As a result of the foregoing, the Company believes it will be necessary to seek additional sources of financing from the sale of equity or debt securities, which likely would result in dilution to the Company’s current stockholders, or from the establishment of a credit facility. There is no assurance, however, that the Company will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing the Company does obtain will be sufficient to meet its needs. If the Company is not able to obtain the additional financing on a timely basis, the Company may be unable to achieve its anticipated results, and the Company may not be able to meet its other obligations as they become due. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Cash Flows

Cash activity for the years ended December 31, 2015 and 2014 is summarized as follows:

	Years Ended December 31,
($s in thousands)	2015	2014
Cash used in operating activities	$(8,637)	$(7,250)
Cash used in investing activities	(77)	(48)
Cash provided by financing activities	4,879	13,026
Net change in cash and cash equivalents	$(3,835)	$5,728

Net Cash Flows from Operating Activities. We used $8.6 million and $7.3 million of cash for operating activities during the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, uses of cash in operating activities primarily consisted of: (i) our $8.4 million net loss; (ii) a reduction of accounts payable and accrued expenses of $436,000; and (iii) increases in accounts receivable of $749,000 and in prepaid expenses and other current assets of $68,000. These uses were partially offset by: (a) decreases in inventory of $68,000, and in other assets of $10,000; (b) an increase in deferred revenue of $13,000; and (c) non-cash expenses included in our loss from operations aggregating $2.5 million and consisting of depreciation and amortization, share-based compensation, expenses paid through the issuance of common stock, and amortization of debt issuance costs and original issue discounts, partially offset by a $1.5 million decrease in the fair value of our derivative liabilities.

During the year ended December 31, 2014, uses of cash in operating activities primarily consisted of: (i) our $4.5 million net loss; (ii) non-cash gains included in net loss aggregating $5.9 million (principally consisting of a $4.3 million gain related to the sale of intellectual property in exchange for the cancellation of debt and a $1.5 million gain on change of the fair value of derivative liabilities), partially offset by non-cash expenses included in net loss aggregating $2.0 million and consisting of depreciation and amortization, share-based compensation, expenses paid through the issuance of common stock, and amortization of debt issuance costs and original issue discounts; (iii) an increase in inventory of $345,000; and (iv) a decrease in deferred revenue of $4,000. These uses were partially offset by: (a) decreases in accounts receivable of $301,000 and in prepaid expenses and other current assets of $146,000; and (b) an increase in accounts payable and accrued expenses of $1.1 million.

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the year ended December 31, 2015 and 2014 were $77,000 and $48,000, respectively, and consisted primarily of equipment purchases.

Net Cash Flows from Financing Activities. Net cash provided by financing activities for the year ended December 31, 2015 of $4.9 million reflected net proceeds received from our December 2015 private placement of equity. Net cash provided by financing activities for the year ended December 31, 2014 of $13.0 million reflected primarily: (i) net proceeds of $3.5 million received in connection with our March 2014 private placement of debt and warrants; and (ii) net proceeds of $9.4 million received in connection with our December 2014 private placement of equity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of Independent Registered Public Accounting Firm and Financial Statements are set forth on pages F-1 to F-27 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s assessment in this Annual Report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2015, we consolidated all major business functions into our Irvine, California headquarters. In connection with this consolidation, we closed our Memphis, Tennessee office. We did not retain any of our Memphis-based employees, including those having responsibility for financial reporting. As part of this planned consolidation, financial reporting functions were reassigned to personnel in our Irvine headquarters with training and qualifications appropriate to the scope of their responsibilities. Accordingly, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2015, pursuant to Regulation 14A under the Exchange Act in connection with our 2016 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2015, pursuant to Regulation 14A under the Exchange Act in connection with our 2016 annual meeting of stockholders.

Our Board of Directors has adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including directors and consultants. The Code of Business Conduct and Ethics is posted on our website at www.mriinterventions.com. We will provide a copy of this document to any person, without charge, upon request, by writing to our Investor Relations Department, 5 Musick, Irvine, CA 92618. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this prospectus does not include or incorporate by reference the information on our website into this prospectus.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2015, pursuant to Regulation 14A under the Exchange Act in connection with our 2016 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2015, pursuant to Regulation 14A under the Exchange Act in connection with our 2016 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2015, pursuant to Regulation 14A under the Exchange Act in connection with our 2016 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-27, and are included as part of this Annual Report:

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-54575	3.1	May 11, 2012

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc.	8-K	000-54575	3.1	June 8, 2015

3.3	Amended and Restated Bylaws	10-Q	000-54575	3.2	May 11, 2012

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate	10-Q	000-54575	4.2	November 14, 2014

4.3	Amended and Restated Subordinated Secured Note Due 2016 issued to Brainlab AG	8-K	000-54575	4.1	March 7, 2013

4.4	Form of Junior Secured Promissory Note Due 2020, as amended by that certain Omnibus Amendment dated as of April 5, 2011, as further amended by that certain Second Omnibus Amendment dated as of October 14, 2011	10	000-54575	4.4	December 28, 2011

4.5	Third Omnibus Amendment to the Junior Secured Promissory Notes Due 2020, dated March 25, 2014	S-1	333-201471	4.5	January 13, 2015

4.6	Form of Warrant issued to purchasers in the July 2012 private placement to purchase shares of common stock of MRI Interventions, Inc.	8-K	000-54575	4.1	July 6, 2012

4.7	Form of Warrant issued to purchasers in the January 2013 private placement to purchase shares of common stock of MRI Interventions, Inc.	8-K	000-54575	4.1	January 22, 2013

4.8	Form of 12% Second-Priority Secured Non-Convertible Promissory Note Due 2019 issued in March 2014 private offering	8-K	000-54575	4.1	March 10, 2014

4.9	Form of Warrant to Purchase Common Stock issued in March 2014 private offering	8-K	000-54575	4.2	March 10, 2014

4.10	Form of Warrant to Purchase Common Stock issued in December 2014 private offering	8-K	000-54575	4.1	December 19, 2014

4.11	Form of Series A Warrant to Purchase Common Stock issued in 2015 private offering	8-K	000-54575	4.1	December 15, 2015

4.12	Form of Series B Warrant to Purchase Common Stock issued in 2015 private offering	8-K	000-54575	4.2	December 15, 2015

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1†	Master Security Agreement dated April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG	10	000-54575	10.18	December 28, 2011

10.2	Security Agreement by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of March 25, 2014	S-1	333-201471	10.2	January 13, 2015

10.3	Junior Security Agreement by and between SurgiVision, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of November 5, 2010, as amended by that certain First Amendment dated April 5, 2011, and as further amended by that certain Second Amendment dated October 14, 2011	10	000-54575	10.6	December 28, 2011

10.4	Third Amendment to Junior Security Agreement by and between MRI Interventions, Inc and Landmark Community Bank, in its capacity as collateral agent, dated March 25, 2014	S-1	333-201471	10.4	January 13, 2015

10.5†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 20, 1998, as amended by that certain Amendment to License Agreement dated as of January 15, 2000, and as further amended by that certain Addendum to License Agreement entered into on or around December 7, 2004	10	000-54575	10.9	December 28, 2011

10.6†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around December 7, 2006	10	000-54575	10.10	December 28, 2011

10.7†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 30, 2008	10	000-54575	10.21	December 28, 2011

10.8†	Technology License Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.11	March 15, 2012

10.9†	System and Lead Development and Transfer Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Amendment No. 1 dated May 31, 2006, as further amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.12	March 15, 2012

10.10†	Omnibus Amendment No. 3 to Technology License Agreement and System and Lead Development and Transfer Agreement effective February 2, 2012, between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10	000-54575	10.38	March 15, 2012

10.11†	Omnibus Amendment No. 4 to Technology License Agreement and System and Lead Development and Transfer Agreement , between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation, effective March 19, 2014	10-Q/A	000-54575	10.5	August 29, 2014

10.12†	Technology License Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.13	December 28, 2011

10.13†	Omnibus Amendment No. 1 to Technology License Agreement and Development Agreement between MRI Interventions, Inc. and Cardiac Pacemakers, Inc., dated March 19, 2014	10-Q/A	000-54575	10.4	August 29, 2014

10.14†	Development Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.14	December 28, 2011

10.15†	Asset Purchase Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10-Q/A	000-54575	10.2	August 29, 2014

10.16†	Exclusive License Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10-Q/A	000-54575	10.3	August 29, 2014

10.17†	Development Agreement between MRI Interventions, Inc. and Siemens Medical Solutions USA, Inc.	10-Q/A	000-54575	10.1	August 29, 2014

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.18†	Co-Development and Distribution Agreement dated as of April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG, as amended by that certain First Amendment dated as of July 18, 2011	10	000-54575	10.17	March 15, 2012

10.19	Second Amendment to Co-Development and Distribution Agreement, dated March 6, 2013, between MRI Interventions, Inc. and Brainlab AG	8-K	000-54575	10.1	March 7, 2013

10.20†	Master Services and Licensing Agreement dated as of July 20, 2007 by and between SurgiVision, Inc. and Cedara Software Corp., as amended by that certain First Amendment dated January 18, 2011	10	000-54575	10.2	March 15, 2012

10.21†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	8-K	000-54575	10.1	June 26, 2012

10.22†	Third Amendment to the Master Services and Licensing Agreement, dated as of July 28, 2013, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	10-Q	000-54575	10.56	August 14, 2013

10.23	Lease Agreement, dated as of April 21, 2008, by and between Shaw Investment Company, LLC and Surgi-Vision, Inc., as amended by that certain Amendment to Lease dated January 20, 2011, as further amended by that certain Amendment to Lease dated March 26, 2012	10-Q	000-54575	10.27	May 11, 2012

10.24	Second Amendment to Lease Agreement dated as of February 24, 2015, by and between Shaw Investment Company, LLC and MRI Interventions, Inc.	10-K	000-54575	10.24	March 17, 2015

10.25	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to January 2013 private offering	8-K	000-54575	10.1	January 22, 2013

10.26	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto	8-K	000-54575	10.2	January 22, 2013

10.27	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to March 2014 private offering	8-K	000-54575	10.1	March 10, 2014

10.28	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to December 2014 private offering	8-K	000-54575	10.1	December 19, 2014

10.29	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto	8-K	000-54575	10.2	December 19, 2014

10.30	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to December 2015 private offering	8-K	000-54575	10.1	December 15, 2015

10.31	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto	8-K	000-54575	10.2	December 15, 2015

10.32+	2007 Stock Incentive Plan	10	000-54575	10.2	December 28, 2011

10.33+	2007 Stock Incentive Plan Form of Incentive Stock Option Agreement	10-K	000-54575	10.26	March 28, 2014

10.34+	2007 Stock Incentive Place Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.27	March 28, 2014

10.35+	2010 Incentive Compensation Plan	10	000-54575	10.4	December 28, 2011

10.36+	2010 Non-Qualified Stock Option Plan	10	000-54575	10.5	December 28, 2011

10.37+	2010 Non-Qualified Stock Option Plan Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.3	March 28, 2014

10.38+	2010 Non-Qualified Stock Option Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	10-K	000-54575	10.31	March 28, 2014

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.39+	MRI Interventions, Inc. 2012 Incentive Compensation Plan	10	000-54575	10.34	February 9, 2012

10.40+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Incentive Stock Option Agreement	10	000-54575	10.35	February 9, 2012

10.41+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	10	000-54575	10.36	February 9, 2012

10.42+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Non-Qualified Incentive Stock Option Agreement for Non-Employee Directors	10-K	000-54575	10.35	March 28, 2014

10.43+	MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan	Schedule 14A	000-54575	B	April 17, 2015

10.44+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Incentive Stock Option Agreement	10-Q	000-54575	10.53	August 14, 2013

10.44+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	10-Q	000-54575	10.54	August 14, 2013

10.45+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	10-Q	000-54575	10.55	August 14, 2013

10.46+	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan	8-K	000-54575	10.1	December 6, 2012

10.47+	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.41	March 28, 2014

10.48+	MRI Interventions, Inc. Non-Employee Director Compensation Plan	8-K	000-54575	10.2	June 14, 2013

10.49+	Form of Indemnification Agreement	10	000-54575	10.8	December 28, 2011

10.50+	Employment Agreement, dated as of September 9, 2014, by and between Francis P. Grillo and MRI Interventions, Inc.	8-K	000-54575	10.1	September 11, 2014

10.51+	Employment Offer Letter between MRI Interventions, Inc. and Harold A. Hurwitz	10-Q	000-54575	10.1	May 7, 2015

10.52+	Non-Competition Agreement between Harold A. Hurwitz and MRI Interventions, Inc.	10-Q	000-54575	10.2	May 7, 2015

10.53+	Non-Disclosure and Proprietary Rights Agreement between Harold A. Hurwitz and MRI Interventions, Inc.	10-Q	000-54575	10.3	May 7, 2015

10.54+	Consulting Agreement dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-Q	000-54575	10.4	May 7, 2015

10.55+	Omnibus Amendment dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-Q	000-54575	10.5	May 7, 2015

10.56+	Employment Agreement, dated as of November 10, 2012, by and between Robert C. Korn and MRI Interventions, Inc.	S-1	333-186573	10.47	February 11, 2013

10.57+	Employment Agreement, dated as of September 12, 2014, by and between David W. Carlson and MRI Interventions, Inc.	8-K	000-54575	10.1	September 12, 2014

10.58+	Employment Agreement, dated as of September 12, 2014, by and between Oscar L. Thomas and MRI Interventions, Inc.	S-1	333-201471	10.53	January 13, 2015

10.59+	Second Amended and Restated Key Personnel Incentive Program	10-Q	000-54575	10.3	August 14, 2013

10.60+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.31	August 14, 2013

10.61+	Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.32	August 14, 2013

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.62+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Parag V. Karmarkar	10-Q	000-54575	10.33	August 14, 2013

10.63+	SurgiVision, Inc. Cardiac EP Business Participation Plan	10	000-54575	10.29	December 28, 2011

10.64+	Cardiac EP Business Participation Plan Award Agreement, dated June 3, 2010, by and between SurgiVision, Inc. and Nassir F. Marrouche	10	000-54575	10.30	December 28, 2011

10.65+	Non-Qualified Stock Option Agreement, effective as of November 10, 2012, granted by MRI Interventions, Inc. to Robert C. Korn	S-8	333-191908	99.3	October 25, 2013

10.66+	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Parag Karmarkar	10-K	000-54575	10.56	March 28, 2014

10.67+	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Paul A. Bottomley	10-K	000-54575	10.57	March 28, 2014

10.68+	Non-Qualified Stock Option Agreement, effective as of October 6, 2014, granted by MRI Interventions, Inc. to Francis P. Grillo	S-1	333-201471	10.63	January 13, 2015

10.69+	Non-Qualified Stock Option Agreement, effective as of November 10, 2014, granted by MRI Interventions, Inc. to Robert C. Korn	S-1	333-201471	10.64	January 13, 2015

10.70+	Non-Qualified Stock Option Agreement, effective as of December 1, 2014, granted by MRI Interventions, Inc. to Wendelin C. Maners	S-1	333-201471	10.65	January 13, 2015

10.71+	Non-Qualified Stock Option Agreement, effective as of March 30, 2015 granted by MRI Interventions, Inc. to Harold A. Hurwitz	10-Q	000-54575	10.1	June 30, 2015

21*	Subsidiaries of MRI Interventions, Inc.

23.1*	Consent of Cherry Bekaert LLP

24.1*	Power of Attorney (included on the signature pages hereto)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

†	Confidential treatment granted under Rule 24b-2 under the Securities Exchange Act of 1934. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the request for confidential treatment.

+	Indicates management contract or compensatory plan.

++	This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRI INTERVENTIONS, INC.

Date: March 25, 2016	/s/ Francis P. Grillo
Francis P. Grillo
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Francis P. Grillo and Harold A. Hurwitz, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis P. Grillo	President and Chief Executive Officer	March 25, 2016
Francis P. Grillo	(Principal Executive Officer)

/s/ Harold A. Hurwitz	Chief Financial Officer	March 25, 2016
Harold A. Hurwitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kimble L. Jenkins	Chairman and Director	March 25, 2016
Kimble L. Jenkins

/s/ Pascal E.R. Girin	Director	March 25, 2016
Pascal E.R. Girin

/s/ Charles E. Koob	Director	March 25, 2016
Charles E. Koob

/s/ Philip A. Pizzo	Director	March 25, 2016
Philip A. Pizzo

/s/ Timothy T. Richards	Director	March 25, 2016
Timothy T. Richards

/s/ Andrew K. Rooke	Director	March 25, 2016
Andrew K. Rooke

/s/ Maria Sainz	Director	March 25, 2016
Maria Sainz

/s/ John N. Spencer, Jr.	Director	March 25, 2016
John N. Spencer, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MRI Interventions, Inc.

We have audited the accompanying consolidated balance sheets of MRI Interventions, Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRI Interventions, Inc. and subsidiary as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses during the years ended December 31, 2015 and 2014 of approximately $8.4 million and $4.5 million, respectively. Additionally, the stockholders’ deficit at December 31, 2015 was approximately $2 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP

Charlotte, North Carolina

March 25, 2016

MRI INTERVENTIONS, INC.

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$5,408,523	$9,244,006
Accounts receivable	1,218,043	468,949
Inventory, net	1,807,895	1,965,039
Prepaid expenses and other current assets	97,249	29,220
Total current assets	8,531,710	11,707,214
Property and equipment, net	440,606	482,970
Software license inventory	937,100	910,000
Other assets	193,386	285,498
Total assets	$10,102,802	$13,385,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$697,807	$997,090
Accrued compensation	557,784	323,644
Other accrued liabilities	1,398,707	1,297,712
Derivative liabilities	658,286	2,198,162
Deferred product and service revenues	116,009	102,710
Senior secured note payable, net of unamortized discount of $64,835 at December 31, 2015	4,224,609	-
Total current liabilities	7,653,202	4,919,318

Accrued interest	542,500	876,025
Senior note payable, net of unamortized discount of $271,306 at December 31, 2014	-	4,018,139
2010 junior secured notes payable, net of unamortized discount of $2,535,230 and $2,683,171 at December 31, 2015 and 2014, respectively	464,770	316,829
2014 junior secured 12% notes payable, net of unamortized discount of $301,531 and $369,299 at December 31, 2015 and 2014, respectively	3,423,469	3,355,701
Total liabilities	12,083,941	13,486,012
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; 200,000,000 and 100,000,000 shares authorized at December 31, 2015 and 2014, respectively; 91,381,488 and 74,842,428 shares issued and outstanding at December 31, 2015 and 2014, respectively	913,814	748,424
Additional paid-in capital	82,831,627	76,428,580
Accumulated deficit	(85,726,580)	(77,277,334)
Total stockholders’ deficit	(1,981,139)	(100,330)
Total liabilities and stockholders’ deficit	$10,102,802	$13,385,682

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014

Revenues:
Product revenues	$4,416,036	$3,378,765
Development service revenues	37,405	103,846
Other service revenues	140,751	121,871
Total revenues	4,594,192	3,604,482
Cost of product revenues	1,987,636	1,927,138
Research and development costs	1,957,332	3,297,112
Selling, general, and administrative expenses	8,370,749	8,039,455
Restructuring charges	1,252,584	-
Gain on sale of intellectual property	-	(4,338,601)
Operating loss	(8,974,109)	(5,320,622)
Other income (expense):
Gain on change in fair value of derivative liabilities	1,539,876	1,549,696
Gain on forgiveness of amounts in accounts payable	-	77,837
Other income, net	230,875	175,547
Interest income	16,455	11,617
Interest expense	(1,262,343)	(1,018,807)
Net loss	$(8,449,246)	$(4,524,732)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.08)
Weighted average shares outstanding:
Basic and diluted	75,393,957	59,240,848

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Stockholders’ Deficit

Years Ended December 31, 2015 and 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2014	58,536,972	$585,369	$65,333,264	$(72,752,602)	$(6,833,969)
Share-based compensation	-	-	880,765	-	880,765
Issuance of common stock in payment of accounts payable	189,752	1,898	260,170	-	262,068
Issuance of common stock in payment of director fees	140,396	1,403	147,988	-	149,391
Warrants issued in connection with March 2014 debt private placement	-	-	443,267	-	443,267
Option exercises	162,500	1,625	141,375	-	143,000
December 2014 private placement	15,812,808	158,129	9,221,751	-	9,379,880
Net loss for the year	-	-	-	(4,524,732)	(4,524,732)
Balances, December 31, 2014	74,842,428	748,424	76,428,580	(77,277,334)	(100,330)
Share-based compensation			1,682,063		1,682,063
Issuance of common stock in payment of director fees	229,790	2,297	143,690		145,987
December 2015 private placement	16,309,270	163,093	4,577,294		4,740,387
Net loss for the year				(8,449,246)	(8,449,246)
Balances, December 31, 2015	91,381,488	$913,814	$82,831,627	$(85,726,580)	$(1,981,139)

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(8,449,246)	$(4,524,732)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	211,946	377,261
Share-based compensation	1,682,063	880,765
Expenses paid through the issuance of common stock	145,987	411,459
Gain on change in fair value of derivative liabilities	(1,539,876)	(1,549,696)
Gain on negotiated reductions in account payable	-	(77,837)
Gain on sale of intellectual property	-	(4,338,601)
Loss on retirement of equipment	2,053	-
Amortization of debt issuance costs and original issue discounts	471,146	330,987
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(749,094)	301,403
Inventory	68,626	(345,988)
Prepaid expenses and other current assets	(68,029)	145,650
Other assets	9,811	-
Accounts payable and accrued expenses	(436,420)	1,143,175
Deferred revenue	13,299	(4,149)
Net cash flows from operating activities	(8,637,734)	(7,250,303)
Cash flows from investing activities:
Purchases of property and equipment	(76,883)	(48,129)
Net cash flows from investing activities	(76,883)	(48,129)
Cash flows from financing activities:
Net proceeds from equity private placement	4,879,134	9,379,880
Net proceeds from debt private placement	-	3,503,314
Proceeds from stock option and warrant exercises	-	143,000
Net cash flows from financing activities	4,879,134	13,026,194
Net change in cash and cash equivalents	(3,835,483)	5,727,762
Cash and cash equivalents, beginning of year	9,244,006	3,516,244
Cash and cash equivalents, end of year	$5,408,523	$9,244,006

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$223,500	$223,500

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Cash Flows

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●	During the years ended December 31, 2015 and 2014, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $94,751 and $221,021, respectively, from loaned systems, which are included in property and equipment in the accompanying consolidated balance sheets, to inventory.

●	Accrued costs, amounting to $138,747 and incurred in connection with the Company’s 2015 equity private placement, were included in accounts payable in the accompanying December 31, 2015 consolidated balance sheet.

●	The price of the Company’s sale of intellectual property in 2014 was satisfied through the cancellation of related party convertible notes payable in the aggregate amount of $4,338,601.

●	In connection with the Company’s 2014 private placement of debt and warrants, (i) the fair value, amounting to $30,210, of the warrants issued to the placement agent was recorded as a deferred financing cost and as a corresponding addition to additional paid-in capital; and (ii) the fair value, amounting to $413,057, of warrants issued to investors was recorded as a discount to the related debt and as a corresponding addition to additional paid-in capital.

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

1.	Description of the Business and Financial Condition

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

Liquidity and Management’s Plans

The cumulative net loss from the Company’s inception through December 31, 2015 was $85,726,580. Net cash used in operations was $8,637,734 and $7,250,303 for the years ended December 31, 2015 and 2014, respectively. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent financing activities consist of: (i) a December 2015 private placement of equity, which resulted in net proceeds of $4,740,387; (ii) a December 2014 private placement of equity, which resulted in net proceeds of $9,379,880; and (iii) a March 2014 private placement of debt and warrants, which resulted in net proceeds of $3,503,314. In addition, in March 2014, the Company completed a transaction with Boston Scientific Corporation and certain of its affiliates (collectively “Boston Scientific”) that resulted in the cancellation of $4,338,601 in related party convertible notes payable held by Boston Scientific, which were scheduled to mature in 2014 (see Note 6).

The Company’s plans for the next twelve months reflect management’s anticipation of increases in revenues from sales of the ClearPoint system and related disposable products as a result of greater utilization at existing installed sites and the installation of the ClearPoint system at new sites. Management also anticipates maintaining recurring operating expenses at historical levels, with expected decreases in general and administrative expenses resulting primarily from the operational restructuring, discussed in Note 5, being offset by increases in selling and marketing expenses associated with the anticipated growth in revenues. However, there is no assurance that the Company will be able to achieve its anticipated results, and even in the event such results are achieved, the Company expects to continue to consume cash in its operations over at least the next twelve months. In addition, as discussed in Note 7, the Company has a note payable to Brainlab AG (the “Brainlab Note”) that matures in April 2016, with both principal of $4.3 million and accrued interest of $740,000 due in a single installment upon maturity. As discussed in Note 11, on March 22, 2016 the Company entered into a Securities Purchase agreement (the “2016 Purchase Agreement”) with Brainlab that would provide, among other items, for a reduction of the principal amount and an extension to December 2018 of the maturity date of the Brainlab Note. The transactions under the 2016 Purchase Agreement are expected to close on or before April 4, 2016, however there is no assurance that such a closing will occur on that date, if ever.

As a result of the foregoing, the Company believes it will be necessary to seek additional financing from the sale of equity or debt securities, which would result in dilution to the Company’s current stockholders, or from the establishment of a credit facility. There is no assurance, however, that the Company will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs. If the Company is not able to obtain the additional financing on a timely basis, the Company may be unable to achieve its anticipated results, and the Company may not be able to meet its other obligations as they become due. As such, there is substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, MRI Interventions (Canada) Inc. All significant inter-company accounts and transactions have been eliminated.

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

Derivative Liability for Warrants to Purchase Common Stock

Derivative liabilities for warrants to purchase common stock represent the fair value of warrants issued in connection with certain private placements of shares of the Company’s common stock (see Note 8). The fair values of these warrants are presented as liabilities based on certain net cash settlement and exercise price reset, or “down round,” provisions. These derivative liabilities are calculated utilizing the Monte Carlo simulation valuation method. Changes in the fair values of these warrants are recognized as other income or expense in the related consolidated statements of operations.

Fair Value Measurements

The Company measures and records certain financial assets and liabilities at fair value on a recurring basis. GAAP provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority, referred to as Level 1, to quoted prices in active markets for identical assets and liabilities. The next priority, referred to as Level 2, is given to quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active; that is, markets in which there are few transactions for the asset or liability. The lowest priority, referred to as Level 3, is given to unobservable inputs. The table below reflects the level of the inputs used in the Company’s fair value calculation for instruments carried at fair value at (see Note 8):

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

December 31, 2015
Derivative liabilities - warrants	$-	$-	$658,286	$658,286

December 31, 2014
Derivative liabilities - warrants	$-	$-	$2,198,162	$2,198,162

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

The table below reflects the carrying values and the estimated fair values, based on Level 3 inputs, of the Company’s outstanding notes payable, including the related accrued interest, at December 31, 2015:

		Estimated
	Carrying Value	Fair Value
Senior secured note payable, including accrued interest	$4,902,331	$4,902,331
2014 junior secured notes payable, including accrued interest	3,543,594	3,845,125
2010 junior secured notes payable, including accrued interest	1,007,270	2,476,630

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

Property and Equipment

Property and equipment, including certain ClearPoint systems on loan to customers for evaluation purposes, are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, principally five to seven years. Leasehold improvements are depreciated on a straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of its long-lived assets (finite-lived intangible assets and property and equipment). Whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable, the expected undiscounted future cash flows are compared to the net book value of the related assets. If the net book value of the related assets were to exceed the undiscounted expected future cash flows of the assets, the carrying amount would be reduced to the present value of the expected future cash flows and an impairment loss would be recognized. The Company has not recorded any impairment losses for the years ended December 31, 2015 or 2014.

Revenue Recognition

The Company’s revenues are comprised of: (1) product revenues resulting from the sale of ClearPoint system reusable products and disposable products; (2) development service revenues; and (3) other service revenues. The Company recognizes revenue when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is reasonably assured, and, for product revenues, risk of loss has transferred to the customer. For all sales, the Company requires either a purchase agreement or a purchase order as evidence of an arrangement. The Company analyzes revenue recognition on an individual agreement basis. The Company determines if the deliverables under the arrangement represent separate units of accounting as defined by GAAP. Application of GAAP regarding multiple-element arrangements requires the Company to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship.

(1)	Product Revenues

Sales of ClearPoint system reusable products: The predominance of ClearPoint system reusable product sales (consisting primarily of integrated computer hardware and software) are preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed and the systems have been in operation. Accordingly, reusable product sales following such evaluation periods are recognized upon receipt of an executed purchase agreement or purchase order that provide for risk of loss to pass to the customer. Sales of reusable products not having been preceded by an evaluation period are recognized on an individual agreement basis as described in the preceding paragraph above.

Sales of disposable products: Revenues from the sale of disposable products, including ClearPoint system disposable products, are recognized at the time risk of loss passes to the customer, which is generally at shipping point or upon delivery to the customer’s location, depending on the agreed upon terms with the customer.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

(2)	Development Service Revenues

Under the terms of an agreement that call for the Company to provide development services to a third party, the Company earns revenue equal to costs incurred for outside expenses related to the development services provided, actual direct internal labor costs (including the cost of employee benefits), and an overhead markup of the direct internal labor costs incurred. Revenue is recognized in the period in which the Company incurs the related costs.

(3)	Other Service Revenues

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

Product Warranties

The Company’s standard policy is to warrant ClearPoint system reusable products against defects in material or workmanship for one year following installation. The Company periodically reviews its estimate of costs to service warranty obligations based primarily on historical experience, which has been nominal. Such estimates are included in accrued liabilities in the accompanying consolidated balance sheets, and changes in such estimates are recorded as costs of product revenues in the accompanying consolidated statements of operations.

Research and Development Costs

Costs related to research, design and development of products are charged to research and development expense as incurred.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Such assets and liabilities are measured using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

Net Loss Per Share

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which are comprised of the Company’s common stock options and warrants described in Note 8, would be anti-dilutive.

Share-Based Compensation

The Company accounts for compensation for all arrangements under which employees and others receive shares of stock or other equity instruments (including options and warrants) based on fair value. The fair value of each award is estimated as of the grant date and amortized as compensation expense over the requisite vesting period. The fair values of the Company’s share-based awards are estimated on the grant dates using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated award terms and risk-free interest rates for the expected terms. To estimate the expected terms, the Company utilizes the “simplified” method for “plain vanilla” options discussed in the Staff Accounting Bulletin 107 (“SAB 107”) issued by the Securities and Exchange Commission (the “SEC”). The Company believes that all factors listed within SAB 107 as pre-requisites for utilizing the simplified method apply to the Company and its share-based compensation arrangements. The Company intends to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available. The Company based its estimate of expected volatility on the average of: (i) historical volatilities of publicly traded companies it deemed similar to the Company, and (ii) the Company’s historical volatility, which is limited, and will consistently apply this methodology until its own sufficient relevant historical data is exists. The Company utilizes risk-free interest rates based on zero-coupon U.S. treasury instruments, the terms of which are consistent with the expected terms of the equity awards. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Fair Value Determination of Share-Based Transactions

Since May 21, 2012, the Company’s common stock has been traded in the over-the-counter market and has been quoted on the OTCQB Marketplace and the OTC Bulletin Board under the symbol “MRIC.” Since the Company’s common stock has been publicly traded, the closing stock price has been used as a key input in determining the fair value for share-based transactions. Prior to the time the Company’s stock became publicly traded, the fair value of the Company’s common stock, as well as the common stock underlying options and warrants, granted as compensation or issued in connection with the settlement of liabilities (“share-based transactions”), were estimated by management, assisted as appropriate by a third-party valuation specialist.

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

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At December 31, 2015, the Company had approximately $25,000 in bank balances that were in excess of the insured limits.

At December 31, 2015, three customers represented 14%, 14% and 12% of the Company’s accounts receivable balance. At December 31, 2014, two customers represented 20% and 17% of the Company’s accounts receivable balance. No other customer represented more than 9% of total accounts receivable at each of December 31, 2015 and 2014.

For the year ended December 31, 2015, sales to one customer represented 12% of product revenues, and no other single customer accounted for more than 9% of product revenues. For the year ended December 31, 2014, sales to one customer represented 10% of product revenues, and no other single customer accounted for more than 8% of product revenues. The Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts at December 31, 2015 was $28,000. There was no allowance for doubtful accounts at December 31, 2014.

The Company is subject to risks common to emerging companies in the medical device industry, including, but not limited to: new technological innovations; acceptance and competitiveness of its products; dependence on key personnel; dependence on key suppliers; changes in general economic conditions and interest rates; protection of proprietary technology; compliance with changing government regulations; uncertainty of widespread market acceptance of products; access to credit for capital purchases by customers; and product liability claims. Certain components used in manufacturing have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this update on future disclosures concerning its liquidity position.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires an entity to measure inventory at the lower of cost or net realizable value, as opposed to the current requirement to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. ASU 2015-11 is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company believes that adoption of ASU 2015-11 will not have a material effect on consolidated results of operations.

In August 2015, the FASB issued ASU 2015-14 as an amendment to ASU 2014-09, “Revenue from Contracts with Customers,” which created a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for the Company beginning in 2018. Earlier application is permitted only as of 2017. Based on a preliminary evaluation, the Company believes that the impact on its consolidated financial statements of the adoption of ASC Topic 606 will not be material.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet. Until implementation of this standard, deferred income tax liabilities and assets are required to be classified as current or noncurrent based on the classification of the related asset or liability for financial reporting purposes. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. This standard is effective for the Company beginning in 2017. Adoption will have no effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments, that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This standard is effective for the Company beginning in 2019, and early application is permitted. Based on a preliminary evaluation, the Company believes that the adoption of ASC Topic 842 will not have a material effect on consolidated financial position or results of operations.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

3.	Inventory

Inventory consists of the following as of December 31:

	2015	2014
Raw materials and work in process	$853,034	$749,504
Software licenses	179,400	350,000
Finished goods	775,461	865,535
Inventory included in current assets	1,807,895	1,965,039
Software licenses – non-current	937,100	910,000
	$2,744,995	$2,875,039

Certain December 31, 2014 amounts have been reclassified to conform to the December 31, 2015 classification.

4.	Property and Equipment

Property and equipment consist of the following as of December 31:

	2015	2014
Equipment	$1,119,295	$1,112,377
Furniture and fixtures	112,143	108,983
Leasehold improvements	179,999	157,236
Computer equipment and software	135,129	148,164
Loaned systems	627,060	699,384
	2,173,626	2,226,144
Less accumulated depreciation and amortization	(1,733,020)	(1,743,174)
Total property and equipment, net	$440,606	$482,970

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2015 and 2014 was $211,946 and $343,929, respectively. Loaned systems are ClearPoint systems that are in operation at customer sites on an evaluation basis.

5.	Restructuring Charges

In May 2015, the Company closed its Memphis, Tennessee office and consolidated all major business functions into its Irvine, California headquarters. The Company did not retain any of its Memphis-based employees. A total of seven employees were impacted by the consolidation, including three executives of the Company. In connection with this consolidation, the Company recorded restructuring charges of approximately $760,000, of which approximately $718,000 related to costs associated with severance and other compensation for the impacted employees.

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

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

As a result of the modification of the terms of stock options, and as of the employment separation dates in 2015, all as discussed in the preceding two paragraphs, the Company revalued such options and recognized non-cash restructuring costs of $492,926, and recorded a corresponding amount as additional paid-in capital.

As a result of the foregoing, the Company recorded aggregate restructuring costs of $1,252,584 in its consolidated statement of operations for the year ended December 31, 2015 related to the consolidation of its business functions.

6.	Sale of Intellectual Property

In March 2014, the Company entered into an Asset Purchase Agreement (the “BSC Purchase Agreement”) with Boston Scientific. Pursuant to the BSC Purchase Agreement, Boston Scientific purchased from the Company certain MRI-safety technology for implantable medical leads (the “Transferred Intellectual Property”) for an aggregate purchase price of $4,338,601. The Transferred Intellectual Property includes some, but not all, of the intellectual property the Company previously licensed exclusively to Boston Scientific within the fields of neuromodulation and implantable medical leads for cardiac applications. The purchase price was satisfied through the cancellation of three convertible notes payable issued by the Company to Boston Scientific, which were scheduled to mature in 2014, in the aggregate principal amount of $4,338,601 (the “Boston Scientific Notes”). Accordingly, all obligations of the Company under the Boston Scientific Notes were discharged and the liens that secured the Company’s obligations under the Boston Scientific Notes were terminated and released. The Company recorded a gain in its 2014 consolidated statement of operations equal to the aggregate purchase price for the assets sold under the BSC Purchase Agreement as the assets sold had no carrying value in the Company’s consolidated balance sheet at the date of sale.

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

7.	Notes Payable

Senior Note Payable

Indebtedness under the Brainlab Note as of December 31, 2015 and 2014 was $4,289,444 and $4,018,139, respectively. Interest accrues at 5.5% per year. The Brainlab Note matures in April 2016, and principal and accrued interest, amounting to $677,722 at December 31, 2015, is payable in a single installment upon maturity. The Brainlab Note is collateralized by a senior security interest in the assets of the Company. The original discount associated with the Brainlab Note represented the difference between the fair value and the principal amount of the note at the time the note was modified in March 2013. The unamortized discount at December 31, 2015 and 2014 was $64,836 and $271,305, respectively. The discount is being amortized to interest expense using the effective interest method over the term of the Brainlab Note.

As discussed in Note 11, on March 22, 2016 the Company entered into the 2016 Purchase Agreement with Brainlab that would provide, among other items, for a reduction of the principal amount and an extension to December 2018 of the maturity date of the Brainlab Note. The transactions under the 2016 Purchase Agreement are expected to close on or before April 4, 2016; however, there is no assurance that such a closing will occur on that date, if ever.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

2014 Junior Secured 12% Notes Payable

In March 2014, the Company entered into securities purchase agreements for the private placement of (i) second-priority secured non-convertible promissory notes (the “2014 Secured Notes”); and (ii) warrants to purchase 0.3 shares of the Company’s common stock for each dollar in principal amount of the 2014 Secured Notes sold by the Company. Pursuant to those securities purchase agreements, the Company sold 2014 Secured Notes in a total aggregate principal amount of $3,725,000, together with warrants to purchase up to 1,117,500 shares of common stock, for aggregate gross proceeds of $3,725,000, before placement agent commissions and other expenses.

The 2014 Secured Notes have a five-year term and bear interest at a rate of 12% per year, payable semi-annually, in arrears. The 2014 Secured Notes are not convertible into shares of the Company’s common stock. Following the third anniversary of the issuance date, the 2014 Secured Notes may be prepaid, without penalty or premium, provided that all principal and unpaid accrued interest under all 2014 Secured Notes is prepaid at the same time. Prior to the third anniversary of the issuance date, the Company may prepay all, but not less than all, of the principal and unpaid accrued interest under the 2014 Secured Notes at any time, subject to the Company’s payment of the additional prepayment premium stated in the notes. The 2014 Secured Notes are collateralized by a security interest in the Company’s property and assets, which security interest is junior and subordinate to the security interest that collateralizes the Brainlab Note.

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

Under GAAP, the Company allocated the $3,725,000 in proceeds proportionately between the 2014 Secured Notes and the warrants issued to investors based on their relative fair values, with $413,057 being allocated to the fair value of the warrants, recorded as equity. The 2014 Secured Notes were recorded at the principal amount, less a discount equal to $413,057. The unamortized discount at December 31, 2015 and 2014 was $301,531 and $369,299, respectively. This discount is being amortized to interest expense over the five-year term of the 2014 Secured Notes using the effective interest method.

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

Under GAAP, the Company allocated the $3,000,000 in proceeds from the sale of the units between the 2010 Secured Notes and the shares of common stock based on their relative fair values, with the fair value of the notes being estimated based on an assumed market interest rate for notes of similar terms and risk, and the fair value of the Company’s common stock being estimated by management using a market approach, with input from a third-party valuation specialist. The allocation of such relative fair values resulted in $2,775,300 being allocated to the value of the shares of common stock, which was recorded as equity. The 2010 Secured Notes were recorded at the principal amount of $3,000,000, less a discount equal to $2,775,300. The unamortized discount at December 31, 2015 and 2014 was $2,535,230 and $2,683,171, respectively. This discount is being amortized to interest expense over the 10-year term of the notes using the effective interest method.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Four then-officers of the Company purchased an aggregate of 882,726 units in the offering for $247,164. In addition, three non-employee directors of the Company also purchased an aggregate of 567,203 units in the offering for $158,816.

Scheduled Notes Payable Maturities

Scheduled principal payments with respect to notes payable is summarized as follows:

Years ending December 31,
2016	$4,289,444
2017	-
2018	-
2019	3,725,000
2020	3,000,000
Total scheduled principal payments	11,014,444
Less unamortized discounts at December 31, 2015	(2,901,596)
$8,112,848

8.	Stockholders’ Equity

Authorized Shares

At the annual meeting of the Company’s stockholders on June 4, 2015 (the “2015 Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock to 200,000,000 shares.

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing the product of: (i) the fees otherwise payable to each director in cash, times (ii) the percentage of fees the director elected to receive in shares of common stock, by (iii) the volume weighted average price per share of common stock over the last five trading days of the quarter. During the years ended December 31, 2015 and 2014, 229,790 shares and 140,396 shares, respectively, were issued to directors as payment for fees in lieu of cash.

December 2015 Private Placement

In December 2015, the Company entered into a securities purchase agreement (the “2015 Purchase Agreement”) for the private placement of 16,309,270 units at a purchase price of $0.3246 per unit, with each unit consisting of: (i) one share of the Company’s common stock; (ii) series A warrants, which permit each investor to purchase 0.40 share of common stock (the “2015 Series A Warrants”), resulting in the issuance of 2015 Series A Warrants to purchase an aggregate of approximately 6.5 million shares of common stock; and (iii) series B warrants, which permit each investor to purchase 0.30 share of common stock (the “2015 Series B Warrants”), resulting in the issuance of 2015 Series B Warrants to purchase an aggregate of approximately 4.9 million shares of common stock.

The Company received gross proceeds of $5,292,670, before commissions and offering expenses. The Company’s President and Chief Executive Officer invested $100,000, a trust for which one of the Company’s non-employee directors serves as president invested $50,000, and another of the Company’s non-employee directors invested $25,000 in the transaction.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

For their services, the Company’s placement agents earned cash commissions of $380,155 and warrants to purchase up to approximately 1.6 million shares of common stock (the “2015 Placement Agent Warrants”). The Company incurred other transaction costs related to the financing amounting to $172,128.

At the closing of the December 2015 Private Placement, the Company also entered into a registration rights agreement (the “2015 Registration Rights Agreement”) with the investors. Pursuant to the 2015 Registration Rights Agreement, the Company was required to prepare and file a registration statement (the “2015 Registration Statement”) with the SEC under the Securities Act covering the resale of the shares of common stock issued to the investors under the 2015 Purchase Agreement and the shares of common stock underlying the 2015 Series A and 2015 Series B Warrants and the 2015 Placement Agent Warrants. The Company filed the 2015 Registration Statement on January 15, 2016, that was declared effective on January 29, 2016. If the Company fails to continuously maintain the effectiveness of the 2015 Registration Statement (with certain permitted exceptions), the Company will incur certain liquidated damages to the investors. The 2015 Registration Rights Agreement also contains mutual indemnifications by the Company and each investor, which the Company believes are customary for transactions of this type.

The 2015 Series A and 2015 Series B Warrants are exercisable, in whole or in part, at any time prior to December 18, 2020, at exercise prices of $0.4058 and $0.5275 per share, respectively. In the case of certain fundamental transactions affecting the Company, the holders of the 2015 Series A and 2015 Series B Warrants, upon exercise of such warrants after such fundamental transaction, have the right to receive, in lieu of shares of the Company’s common stock, the same amount and kind of securities, cash or property that such holder would have been entitled to receive upon the occurrence of the fundamental transaction, had the 2015 Series A or 2015 Series B Warrants been exercised immediately prior to such fundamental transaction. The 2015 Series A and 2015 Series B Warrants contain a “cashless exercise” feature that allows the holders to exercise the warrants without a cash payment to the Company under the terms set forth in the respective warrants. The 2015 Placement Agent Warrants have the same terms and conditions as the 2015 Series A Warrants, except that the 2015 Placement Agent Warrants are exercisable, in full or in part, at any time prior to May 18, 2023.

December 2014 Private Placement

In December 2014, the Company entered into a securities purchase agreement (the “2014 Purchase Agreement”) for the private placement of 15,812,808 shares of the Company’s common stock and warrants to purchase 6,325,125 shares of the Company’s common stock, at a purchase price of $0.6435 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.4 share of common stock (the “Investor Warrants”).

The Company received gross proceeds of $10,175,550, before commissions and offering expenses. One non-employee director of the Company invested $15,000 in the transaction.

The Company’s placement agents earned cash commissions of $709,839, and the Company incurred other transaction costs of $85,831 related to the financing. In addition to the cash commission, the Company also issued warrants to the placement agents to purchase 1,106,896 shares of common stock (the “2014 Placement Agent Warrants”).

At the closing of the December 2014 Private Placement, the Company also entered into a registration rights agreement (the “2014 Registration Rights Agreement”) with the investors. Pursuant to the 2014 Registration Rights Agreement, the Company was required to prepare and file a registration statement (the “2014 Registration Statement”) with the SEC under the Securities Act covering the resale of the shares of common stock issued to the investors under the 2014 Purchase Agreement and the shares of common stock underlying the Investor Warrants and the 2014 Placement Agent Warrants. The Company filed the 2014 Registration Statement on January 13, 2015, that was declared effective on January 26, 2015. Under the provisions of the 2014 Registration Rights Agreement, the Company was required to continuously maintain the effectiveness of the 2014 Registration Statement (with certain permitted exceptions) until January 2016. The Company filed an amendment with the SEC to terminate the effectiveness of the 2014 Registration Statement on February 1, 2016.

The Investor Warrants and the 2014 Placement Agent Warrants are exercisable for five years from the date of issuance and have an exercise price of $0.858 per share, subject to adjustment from time to time for stock splits or combinations, stock dividends, stock distributions, recapitalizations and other similar transactions. The Investor Warrants contain a provision permitting the Company to redeem the warrants, to the extent then outstanding as of the redemption date, in the event the closing sale price of the Company’s common stock equals or exceeds twice the exercise price of the Investor Warrants for 20 consecutive trading days. Neither the Investor Warrants nor the Placement Agent Warrants contain any down round exercise price reset provision.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Common Stock Warrants Requiring Liability Accounting

Warrants issued in 2012 and 2013 financing transactions contain either or both of net-cash settlement and down round provisions. Under GAAP, such provisions require that these warrants be accounted for as derivatives, thus requiring that they be adjusted to estimated fair value at each balance sheet date and shown as liabilities in the accompanying consolidated balance sheets. The fair value of such warrants was calculated using the Monte Carlo simulation valuation method.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Assumptions used in calculating the fair value of the warrants are as follows:

	December 31,
	2015	2014
Dividend yield	0%	0%
Expected volatility	47.17% - 48.83%	39.3% - 100.0%
Risk free interest rates	0.855%-1.0775%	0.67% - 1.12%
Expected remaining term (in years)	1.51 – 2.07	2.51 - 3.07

In addition to the assumptions above, the Company also estimates the likelihood of whether it will participate in a future round of equity financing and, if so, the estimated timing and pricing of its offering of common stock.

The fair values and the changes in fair values of the warrants accounted for as derivative liabilities are reflected below:

Balance, December 31, 2013	$3,747,858
Gain on change in fair value for the year ended December 31, 2014	(1,549,696)
Balance, December 31, 2014	2,198,162
Gain on change in fair value for the year ended December 31, 2015	(1,539,876)
Balance, December 31, 2015	$658,286

Stock Incentive Plans

The Company has various share-based compensation plans and share-based compensatory contracts (collectively, the “Plans”) under which it has granted share-based awards, such as stock grants, and incentive and non-qualified stock options, to employees, directors, consultants and advisors. Awards may be subject to a vesting schedule as set forth in individual award agreements. Certain of the Plans also have provided for cash-based performance bonus awards.

In June 2013, the Company’s stockholders approved the 2013 Incentive Compensation Plan. Upon its approval, the Company ceased making awards under previous plans, although then-outstanding awards made under such previous plans remain outstanding in conformity with their original terms. At the 2015 Annual Meeting, the Company’s stockholders approved the adoption of the MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 Plan”). The material change effected in the Amended 2013 Plan was to increase the number of shares of the Company’s common stock available for awards thereunder by 5,000,000 shares, resulting in a total of 6,250,000 shares of the Company’s common stock being reserved for issuance under the Amended 2013 Plan. Of this amount, stock grants of 104,686 shares have been awarded and option grants of 2,754,667 shares were outstanding as of December 31, 2015. Accordingly, 3,390,647 shares remained available for grants under the Amended 2013 Plan as of that date.

As further discussed in Note 5, the Company, in April and May 2015, recorded $492,926 of non-cash, share-based compensation expense, classified as restructuring costs in the accompanying 2015 consolidated statements of operations, related to the modification of the terms of options held by certain former officers. In addition, effective April 1, 2015, a member of the Company’s Board of Directors resigned. In recognition of the director’s contributions to the Company, the Company’s Board of Directors accelerated the vesting of two stock options previously awarded to the director and extended the exercise period through April 1, 2017 for all vested options held by the director. Prior to such extension, the exercise period under the options’ original terms was three months subsequent to the date the individual ceased to be a director of the Company. The Company revalued the director’s stock option based on the modified terms described above and recorded non-cash, share-based compensation expense of $12,005.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Activity with respect to stock options issued by the Company is summarized as follows:

	Options Outstanding	Options Exercisable	Range of Exercise Prices			Weighted- average Exercise price per share	Intrinsic Value (1)
Outstanding at December 31, 2013	7,430,225		$0.88	-	$9.64	$1.47	$1,493,368
Exercisable at December 31, 2013		4,416,292	$0.88	-	$9.64	$1.68	$566,589
Activity during the year ended December 31, 2014
Granted	3,284,500		$0.80	-	$1.46	$1.09
Exercised	(162,500)		$0.88	-	$0.88	$0.88
Cancelled or forfeited	(208,916)		$0.88	-	$9.64	$1.42
Outstanding at December 31, 2014	10,343,309		$0.80	-	$9.64	$1.36	$4,800
Exercisable at December 31, 2014		5,627,505	$1.00	-	$9.64	$1.56	$600
Activity during the year ended December 31, 2015
Granted	2,476,500		$0.74	-	$1.06	$0.82
Exercised	-		-	-	-	-
Cancelled or forfeited	(888,500)		$0.80	-	$3.20	$1.48
Outstanding at December 31, 2015	11,931,309					$1.22	-
Exercisable at December 31, 2015		7,168,642				$1.41	-

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

The following table summarizes information about stock options at December 31, 2015 (contractual life expressed in years):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price
$0.74	-	$1.13	8,084,067	8.14	$0.98	3,653,400	6.87	$1.02
$1.16	-	$2.09	3,791,117	6.19	$1.69	3,459,117	5.87	$1.72
$3.20	-	$9.64	56,125	2.61	$7.95	56,125	2.61	$7.95
			11,931,309			7,168,642

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

The weighted average grant date fair value of options granted during the years ended December 31, 2015 and 2014 was $0.39 and $0.54, respectively. A summary of the status of the Company’s nonvested stock options during the years ended December 31, 2015 and 2014 is presented below:

Nonvested Stock Options	Shares	Weighted - Average Grant Date Fair Value
Nonvested January 1, 2014	3,013,933	$0.56
Activity during the year ended December 31, 2014
Granted	3,284,500	$0.63
Forfeited	(46,416)	$0.76
Vested	(1,536,213)	$0.58
Nonvested December 31, 2014	4,715,804	$0.52
Activity during the year ended December 31, 2015
Granted	2,476,500	$0.47
Forfeited	(102,500)	$0.59
Vested	(2,327,137)	$0.53
Nonvested December 31, 2015	4,762,667	$0.47

As of December 31, 2015, approximately $1,816,000 of unrecognized compensation cost related to share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.01 years.

The assumptions used in calculating the fair value under the Black-Scholes option-pricing model are as follows:

	Years Ended December 31,
	2015	2014
Dividend yield	0%	0%
Expected Volatility	46.67% to 47.93%	49.4% to 51.8%
Risk free Interest rates	1.48% to 1.80%	1.73% to 2.71%
Expected lives (in years)	6.0	5.5 - 6.0

Warrants

Warrants have generally been issued in connection with financing transactions and for terms of up to five years. Common stock warrant activity for the years ended December 31, 2015 and 2014 is as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2013	12,136,865	$0.79	(1)
Issued during the year ended December 31, 2014	8,622,271	$0.98
Outstanding at December 31, 2014	20,759,136	$0.80	(1)
Activity during the year ended December 31, 2015
Issued	13,082,410	$0.45
Terminated	(25,444)	$8.00
Outstanding at December 31, 2015	33,816,102	$0.66

(1)	The weighted-average exercise price reflects exercise prices adjustments triggered by the December 2014 and December 2015 Private Placements described above.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Information regarding outstanding warrants at December 31, 2015 is as follows (contractual life expressed in years):

Exercise Price	Number Outstanding	Weighted - Average Remaining Contractual Life	Intrinsic Value (1)
$0.32	4,600,842	2.07	$276,051
$0.41	8,154,629	4.98	$-
$0.53	4,892,781	4.98	$-
$0.60	458,977	1.15	$-
$0.75	2,577,750	1.11	$-
$0.86	7,432,021	3.98	$-
$0.94	2,727,274	1.50	$-
$0.97	343,578	1.50	$-
$1.00	1,395,000	1.42	$-
$1.75	1,233,250	1.51	$-
	33,816,102	3.43	$276,051

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at December 31, 2015 less the warrant exercise price of in-the-money warrants.

9.	Income Taxes

The Company had no income tax expense for the years ended December 31, 2015 and 2014. Due to uncertainties surrounding the realization of its deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred income tax assets. If it is determined in the future that it is more likely than not that any deferred income tax assets are realizable, the valuation allowance will be reduced by the estimated net realizable amounts. For the years ended December 31, 2015 and 2014, the valuation allowance increased by approximately $5.0 million and $1.2 million, respectively.

The tax effect of temporary differences and net operating losses that give rise to components of deferred income tax assets and liabilities consist of the following:

	As of December 31,
	2015	2014
Deferred income tax assets (liabilities):
Property and equipment	$(35,232)	$(79,190)
Deferred revenue	46,211	38,989
Accrued expenses	53,112	50,613
Share based compensation related	2,110,364	1,738,280
Other	216,544	334,217
Net operating loss carryforwards	28,798,998	24,125,719
	31,189,997	26,208,628
Less valuation allowance	(31,189,997)	(26,208,628)
	$-	$-

The Company had a cumulative federal net operating loss of approximately $72.3 million as of December 31, 2015, which begins to expire in 2016. Under Sections 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation,” as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the Company. The Company has not determined whether such an ownership change has occurred. However, given the equity transactions in which the Company has engaged, the Company believes that the use of the net operating losses shown as deferred tax assets will be significantly limited.

Management has evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes and determined the Company has no uncertain tax positions that could have a significant impact on its consolidated financial statements. The Company’s income tax returns after 2010 remain open for examination.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

10.	Commitments

Leases

The Company leases space in Irvine, California that houses its headquarters and manufacturing facility under a non-cancellable operating lease. The leases expire in 2018. At December 31, 2015, future minimum lease payments under non-cancellable operating leases were $252,773.

Future minimum lease payments for operating leases having an initial or remaining non-cancellable lease term in excess of one year are as follows:

Years ending December 31,
2016	$88,812
2017	92,624
2018	71,967
Total minimum payments	$253,403

Rent expense under all operating leases, which includes a non-cancellable lease for the Company’s former headquarters in Memphis, Tennessee that was in effect for all of 2014 and the first ten months of 2015, was approximately $125,000 and $166,000 for the years ended December 31, 2015 and 2014, respectively

Licenses

Certain license arrangements require minimum royalty payments. As of December 31, 2015, future minimum payments under these arrangements are as follows:

Years ending December 31,
2016	$50,000
2017	60,000
2018	50,000
2019	50,000
2020	50,000
Thereafter	320,000
Total minimum payments	$580,000

Royalty payment amounts may be greater than the minimum required payment amounts based on the negotiated royalty rates. If the Company sublicenses the intellectual property that is licensed from the licensor and the Company receives any royalty payment under, or with respect to, such sublicense, the Company is obligated to pay the licensor an agreed upon percentage of any such payments. Under the terms of these license agreements, the Company is required to reimburse the licensor for costs incurred by the licensor associated with patent filing, prosecution and maintenance. The Company may terminate these license agreements for any reason, upon giving the licensor either 60 or 90 days written notice, depending on the agreement.

Co-Development Agreement

In February 2014, the Company and Siemens Medical Solutions USA, Inc. (“Siemens Medical”) entered into a Development Agreement (the “New Siemens Agreement”), which replaced and superseded the Company’s Cooperation and Development Agreement with Siemens Aktiengesellschaft, Healthcare Sector (“Siemens AG”) entered into in 2009 (the “Original Siemens Agreement”). References below to “Siemens” will mean Siemens Medical or Siemens AG, as applicable.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Under the New Siemens Agreement, the Company, with cooperation, assistance and technical support from Siemens, plans to develop the commercial version of the research software platform created by Siemens under the Original Siemens Agreement. In addition, under the New Siemens Agreement, Siemens developed certain software features (the “Host Features”) for a planned software release for certain Siemens MAGNETOM MRI systems. The Host Features will enable the connection of the Company’s software and catheters to those MAGNETOM MRI systems, and the Company paid Siemens to perform the development work for the Host Features. The Host Features, which are owned by Siemens, will run within the MRI scanner system. The Host Features will then connect to the Company’s software, which will operate on a separate computer workstation, and enable the performance of MRI-guided cardiac ablation procedures. At December 31, 2014, all amounts required to be paid by the Company to Siemens for software development under the New Siemens Agreement had been charged to research and development expense and no additional amounts were charged to research and development expense during the year ended December 31, 2015.

Technical Service and Training Agreements

The Company is a party to agreements with a university, which agreements were amended in January 2016, under which the Company may receive technical and training services. Pursuant to the terms of the amended agreements, the Company has an obligation to pay the university approximately $45,000 in 2016 for technical research services, and will pay for training services as such services may be rendered by the university upon the Company’s request.

Master Services and Software License Agreement

The Company is a party to a Master Services and Licensing Agreement (as amended, the “Master Software Agreement”) with Merge Healthcare Canada Corp. f/k/a Cedara Software Corp. (“Merge”) under which the Company may internally perform development, maintenance and support of its ClearPoint system software that was originally developed for the Company by Merge, utilizing certain of its own pre-existing software code. Under the Master Software Agreement, the Company received a non-exclusive, worldwide license to Merge’s software code, in exchange for which the Company agreed to pay Merge a license fee for each copy of the ClearPoint system software that the Company distributes, subject to a minimum license purchase commitment (the “Minimum License Purchase”) that the Company satisfied in 2013. The Company will have an obligation to pay Merge a license fee for each copy of the ClearPoint system software that the Company distributes in excess of the licenses it purchased under the Minimum License Purchase.

Of the licenses purchased under the Minimum License Purchase: (i) those licenses that the Company expects to sell in the next 12 months are included in inventory in the accompanying consolidated balance sheets; (ii) those licenses that the Company has loaned to prospective ClearPoint system customers for evaluation are included in property and equipment in the accompany consolidated balance sheets and depreciated during the evaluation period; and (iii) those licenses not included in (i) or (ii) above are classified as non-current assets and comprise software license inventory on the accompanying consolidated balance sheets.

Cardiac EP Business Participation Plan

The Company is party to agreements under which it may provide a key product development advisor and consultant with financial rewards in the event that the Company sells its business operations relating to catheter-based MRI-guided cardiac ablation to treat cardiac arrhythmias (“Cardiac EP Operations”). In the event the Company sells its Cardiac EP Operations, whether on a stand-alone basis or as part of the sale of the Company, the participant will receive a payment under the plan equal to: (i) the transaction value paid for or allocated to the Cardiac EP Operations in the sale, multiplied by (ii) the participant’s “participation interest” at the time of the sale. The participant was initially awarded a participation interest of 6.6%. However, pursuant to the terms of the plan, the participation interest is equitably reduced from time to time to take into account equity financing transactions in which the Company issues shares of its common stock, or securities convertible into shares of its common stock, in exchange for cash proceeds. At December 31, 2015, the participation interest was 2.14%. The plan will terminate in June 2025.

Employment Agreements

The Company has employment agreements with its executive officers that, among other provisions customary for agreements of this nature, provide for severance payments in the event the Company terminates the officer’s employment without cause. The agreements also provide for certain payments in connection with a change of control transaction and a termination of employment following a change of control transaction.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Key Personnel Incentive Program

Under the terms of the Company’s Key Personnel Incentive Program (as amended, the “KPIP”), two participants, one a consultant to the Company and a former non-employee director of the Company, and the other a former employee of the Company, will each be entitled to receive a $1 million payment in the event of a sale of the Company. In addition, one of the participants will be entitled to receive a payment equal to $700,000 in the event the net proceeds from a sale of the Company exceeds $50,000,000. If a sale of the Company has not occurred by December 31, 2025, the KPIP will terminate.

11.	Subsequent Events

2016 Securities Purchase Agreement

On March 22, 2016, the Company entered into a securities purchase agreement (the “2016 Purchase Agreement”) with Brainlab to effect a restructuring of the Brainlab Note. Under the 2016 Purchase Agreement, the parties agreed: (i) that the Company would pay to Brainlab all accrued and unpaid interest on the Brainlab Note, in the amount of approximately $740,000 (the “Interest Payment”); (ii) to amend and restate the Brainlab Note on the terms described below; (iii) to enter into a patent and technology license agreement with Brainlab, in consideration for the cancellation of $1 million of the principal amount of the Brainlab Note, for the development of software relating to the Company’s SmartFrame device; (iv) that the Company would issue to Brainlab, in consideration for the cancellation of approximately $1.3 of the principal amount of the Brainlab Note, 3,972,410 units, consisting of: (a) one share of the Company’s common stock, par value $0.01 per share (the “2016 Common Stock”); (b) warrants to purchase 0.40 shares of the 2016 Common Stock (the “2016 Series A Warrants”); and (c) warrants to purchase 0.30 shares of the 2016 Common Stock (the “2016 Series B Warrants”) (the “Units” and the issuance of the Units, the “Unit Transaction”); and (v) to enter into a Registration Rights Agreement (the “2016 Registration Rights Agreement”), pursuant to which the Company will agree to file a registration statement with the SEC covering the resale of the shares of common stock issued to Brainlab under the 2016 Purchase Agreement, as well as the shares of common stock that are issuable upon exercise of the 2016 Series A and 2016 Series B Warrants.

The 2016 Purchase Agreement contains covenants, representations and warranties by the Company and Brainlab (including indemnification from the Company in the event of breaches of its representations and warranties), which the Company believes are customary for transactions of this type. The closing is subject to certain customary closing conditions, and the Company anticipates that the closing will occur on or before April 4, 2016 (the “Closing Date”).

2016 Registration Rights Agreement

The Company will be required to file the 2016 Registration Statement within 60 calendar days following the Closing Date (the “Filing Deadline”). The Company will be required to use its best efforts to have the 2016 Registration Statement declared effective as soon as practicable. Pursuant to the 2016 Registration Rights Agreement, if: (i) the 2016 Registration Statement is not filed with the SEC on or prior to the Filing Deadline; (ii) the 2016 Registration Statement is not declared effective by the SEC on or prior to the 75th day after the Closing Date (or the 120th day after the Closing Date if the SEC determines to review the 2016 Registration Statement); or (iii) the Company fails to continuously maintain the effectiveness of the 2016 Registration Statement (with certain permitted exceptions), the Company will incur certain liquidated damages to Brainlab. The 2016 Registration Rights Agreement also contains mutual indemnifications by the Company and Brainlab, which the Company believes are customary for transactions of this type.

2016 Series A and 2016 Series B Warrants

The 2016 Series A and 2016 Series B Warrants (together, the “2016 Warrants) will be exercisable, in full or in part, at any time prior to the fifth anniversary of their issuance, at an exercise price of $0.4058 per share and $0.5275 per share, respectively. The 2016 Warrants will provide for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events or otherwise. In the case of certain fundamental transactions affecting the Company, the holder of such 2016 Warrants, upon exercise of such warrants after such fundamental transaction, will have the right to receive, in lieu of shares of the Company’s common stock, the same amount and kind of securities, cash or property that such holder would have been entitled to receive upon the occurrence of the fundamental transaction, had the 2016 Warrants been exercised immediately prior to such fundamental transaction. The 2016 Warrants contain a “cashless exercise” feature that allows the holders to exercise the warrants without a cash payment to the Company upon the terms set forth in the respective 2016 Warrant agreements.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Amended and Restated Promissory Note

On the Closing Date and pursuant to the Purchase Agreement, the Company will issue Brainlab an unregistered, amended and restated secured note (the “New Brainlab Note”), which shall have the same terms and conditions as the Brainlab Note, except that: (i) the principal amount of the New Brainlab Note shall be $2 million; (ii) interest shall be paid quarterly in arrears; and (iii) the maturity date of the New Brainlab Note will be December 31, 2018.

Non-Exclusive License Agreement

On the Closing Date and pursuant to the 2016 Purchase Agreement, the Company and Brainlab will enter into a patent and technology license (the “2016 License Agreement”), allowing Brainlab to develop proprietary software to support the Company’s SmartFrame device, for use in neurosurgery. The 2016 License Agreement will not affect the Company’s ability to continue to independently develop, market and sell its own software for the SmartFrame device.

