Form 10-Q/A
period 2016-06-30
MRI INTERVENTIONS, INC.
filed 2016-09-21
CIK 1285550

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

MRI INTERVENTIONS, INC.

Amendment No. 1 to the Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2016

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend the disclosures of: (i) weighted average shares outstanding – basic and diluted; and (ii) net loss per share attributable to common stockholders – basic and diluted, on page 2, Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015, in Part I, Item 1 of our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016 (the “Original Filing”). No other sections of the Original Filing were affected. Accordingly, this Amendment No. 1 restates and amends only Part I, Item 1 and, for reasons described below, Part II, Item 6 of the Original Filing. This Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures made pursuant to subsequent events.

In the Original Filing, the weighted average shares outstanding – basic and diluted for the three months ended June 30, 2016 and 2015 were understated due to calculation errors related to a reverse stock split effectuated by us in July 2016. These calculation errors also resulted in us overstating the net loss per share attributable to common stockholders – basic and diluted for the three months ended June 30, 2016 and 2015. Corrections to the foregoing have no impact on our financial position, net loss or cash flows reported in the condensed consolidated balance sheets, and statements of operations and cash flows for the above-mentioned periods.

In addition, pursuant to the rules of the Securities and Exchange Commission, Part II, Item 6 of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

MRI INTERVENTIONS, INC.

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

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,
	2016	2015
Revenues:
Product revenues	$1,066,551	$774,054
Other service revenues	37,330	29,249
Development services revenues	-	22,438
Total revenues	1,103,881	825,741
Cost of product revenues	520,987	394,821
Research and development costs	749,942	426,931
Selling, general, and administrative expenses	1,888,056	2,187,393
Restructuring charges	-	499,184
Operating loss	(2,055,104)	(2,682,588)
Other income (expense):
Gain (loss) from change in fair value of derivative liabilities	263,927	(186,304)
Gain from debt restructuring	121,224	-
Other income, net	139,239	115,522
Interest income	2,125	4,744
Interest expense	(253,375)	(311,525)
Net loss	$(1,781,964)	$(3,060,151)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.77)	$(1.64)
Weighted average shares outstanding:
Basic and diluted	2,327,929	1,871,071

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

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,825,782)	$(7,005,405)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	88,678	137,356
Share-based compensation	498,881	1,152,309
Expenses paid through the issuance of common stock	230,397	72,326
(Gain) loss from change in fair value of derivative liabilities	(424,045)	969,106
Amortization of debt issuance costs and original issue discounts	234,943	223,739
Loss from retirement of fixed assets	1,689
Gain from debt restructuring	(121,224)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	448,320	(18,154)
Inventory	51,483	(188,079)
Prepaid expenses and other current assets	(161,552)	(128,130)
Other assets	(227,570)	(16,715)
Accounts payable and accrued expenses	(193,063)	(885,757)
Deferred revenue	106,628	(29,490)
Net cash flows from operating activities	(3,292,217)	(5,716,894)
Cash flows from investing activities:
Purchases of property and equipment	(100,324)	(7,377)
Net cash flows from investing activities	(100,324)	(7,377)
Cash flows from financing activities:
Offering costs	-	-
Net cash flows from financing activities	-	-
Net change in cash and cash equivalents	(3,392,541)	(5,724,271)
Cash and cash equivalents, beginning of period	5,408,523	9,244,006
Cash and cash equivalents, end of period	$2,015,982	$3,519,735

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$739,323	$-

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restatement of Quarterly Financial Statements

In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 15, 2016, the weighted average shares outstanding – basic and diluted for the three months ended June 30, 2016 and 2015 were understated, and the net loss per share attributable to common stockholders – basic and diluted for the three months ended June 30, 2016 and 2015 were overstated, in each instance due to calculation errors related to a reverse stock split effectuated by the Company in July 2016. The effect of these errors is presented below. No other qualitative or quantitative changes have been made to the condensed consolidated financial statements as of and for the periods ended June 30, 2016 and 2015.

	For The Three Months Ended June 30,
	2016	2015
Weighted average shares outstanding – basic and diluted, as previously reported	1,971,071	1,472,998
Correction	356,858	398,073
Weighted average shares outstanding – basic and diluted, as restated	2,327,929	1,871,071

	For The Three Months Ended June 30,
	2016	2015
Net loss per share attributable to common stockholders – basic and diluted, as previously reported	$(0.90)	$(2.08)
Correction	0.13	0.44
Net loss per share attributable to common stockholders – basic and diluted, as restated	$(0.77)	$(1.64)

3.	Inventory

Inventory consists of the following as of:

	June 30, 2016	December 31, 2015
Raw materials and work in process	$870,091	$853,034
Software licenses	122,500	179,400
Finished goods	651,504	775,461
Inventory included in current assets	1,644,095	1,807,895
Software licenses – non-current	976,900	937,100
	$2,620,995	$2,744,995

4.	Restructuring Charges

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

Date: September 21, 2016

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