Form 10-Q
period 2016-09-30
MRI INTERVENTIONS, INC.
filed 2016-11-09
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

☐  Yes  ☒  No

As of November 1, 2016, there were 3,610,524 shares of common stock outstanding.

1

MRI INTERVENTIONS, INC.

2

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$4,432,421	$5,408,523
Accounts receivable, net	803,537	1,218,043
Inventory, net	1,802,178	1,807,895
Prepaid expenses and other current assets	557,974	97,249
Total current assets	7,596,110	8,531,710
Property and equipment, net	430,705	440,606
Software license inventory	976,900	937,100
Other assets	10,640	27,306
Total assets	$9,014,355	$9,936,722

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,510,827	$697,807
Accrued compensation	670,078	557,784
Other accrued liabilities	539,659	1,398,707
Derivative liabilities	449,028	658,286
Deferred product and service revenues	222,488	116,009
Senior secured note payable, net of unamortized discount of $64,835 at December 31, 2015	-	4,224,609
Total current liabilities	3,392,080	7,653,202

Accrued interest	657,351	542,500
Senior secured note payable	2,000,000	-
2014 junior secured notes payable, net of unamortized discount and deferred issuance costs of $210,592 and $467,611 at September 30, 2016 and December 31, 2015, respectively	1,764,408	3,257,389
2010 junior secured notes payable, net of unamortized discount of $2,374,069 and $2,535,230 at September 30, 2016 and December 31, 2015, respectively	625,931	464,770
Total liabilities	8,439,770	11,917,861
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 200,000,000 shares authorized; 3,610,524 shares issued and outstanding at September 30, 2016; and 2,284,537 shares issued and outstanding at December 31, 2015	36,105	22,845
Additional paid-in capital	92,726,362	83,722,596
Accumulated deficit	(92,187,882)	(85,726,580)
Total stockholders’ equity (deficit)	574,585	(1,981,139)
Total liabilities and stockholders’ equity (deficit)	$9,014,355	$9,936,722

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,
	2016	2015
Revenues:
Product revenues	$1,580,826	$1,209,321
Other service revenues	35,507	33,709
Development services revenues	-	3,404
Total revenues	1,616,333	1,246,434
Cost of product revenues	748,305	560,394
Research and development costs	691,330	480,280
Selling, general, and administrative expenses	1,886,220	2,132,777
Operating loss	(1,709,522)	(1,927,017)
Other income (expense):
Gain from change in fair value of derivative liabilities	324,035	1,950,329
Loss from debt restructuring	(933,134)	-
Other income (loss), net	(4,877)	45,302
Interest income	1,317	2,692
Interest expense	(241,050)	(316,705)
Net loss	$(2,563,231)	$(245,399)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.92)	$(0.13)
Weighted average shares outstanding:
Basic and diluted	2,779,803	1,872,823

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Nine Months Ended September 30,
	2016	2015
Revenues:
Product revenues	$4,013,531	$2,963,073
Other service revenues	100,818	93,663
Development service revenues	-	25,842
Total revenues	4,114,349	3,082,578
Cost of product revenues	1,965,839	1,340,824
Research and development costs	2,098,465	1,434,723
Selling, general, and administrative expenses	5,748,524	6,608,829
Restructuring charges	-	1,252,584
Operating loss	(5,698,479)	(7,554,382)
Other income (expense):
Gain from change in fair value of derivative liabilities	748,080	981,222
Loss from debt restructuring	(811,909)	-
Other income, net	209,504	243,505
Interest income	7,775	14,887
Interest expense	(843,983)	(936,043)
Net loss	$(6,389,012)	$(7,250,811)
Net loss per share attributable to common stockholders:
Basic and diluted	$(2.59)	$(3.87)
Weighted average shares outstanding:
Basic and diluted	2,467,437	1,871,974

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,389,012)	$(7,250,811)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	125,076	153,545
Share-based compensation	736,982	1,421,198
Expenses paid through the issuance of common stock	259,898	107,570
Gain from change in fair value of derivative liabilities	(748,080)	(981,222)
Amortization of debt issuance costs and original issue discounts	323,016	342,645
Loss from retirement of fixed assets	1,689	-
Loss from debt restructuring	811,909	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	414,506	(368,492)
Inventory	(33,958)	83,987
Prepaid expenses and other current assets	(96,358)	(104,121)
Other assets	-	(9,317)
Accounts payable and accrued expenses	(220,304)	(777,956)
Deferred revenue	106,479	62,852
Net cash flows from operating activities	(4,708,157)	(7,320,122)
Cash flows from investing activities:
Purchases of property and equipment	(100,324)	(72,021)
Net cash flows from investing activities	(100,324)	(72,021)
Cash flows from financing activities:
Proceeds from equity private placement	4,255,000	-
Offering costs	(417,865)	-
Repurchase of fractional shares from reverse split of common stock	(4,756)	-
Net cash flows from financing activities	3,832,379	-
Net change in cash and cash equivalents	(976,102)	(7,392,144)
Cash and cash equivalents, beginning of period	5,408,523	9,244,006
Cash and cash equivalents, end of period	$4,432,421	$1,851,862

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$976,295	$223,500

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●	During the nine months ended September 30, 2016 and 2015, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $16,541 and $97,878, respectively, from inventory to loaned systems, which are included in property and equipment in the accompanying condensed consolidated balance sheets.

●	Costs incurred and unpaid at September 30, 2016 in connection with the Company’s 2016 financing activities are included in the accompanying September 30, 2016 balance sheet as follows: $540,166 is included in accounts payable and accrued liabilities; $175,799 was charged to stockholders’ equity; and $364,367 is included in prepaid expenses and other current assets.

●	As discussed in Note 5:

○	On June 30, 2016, the fair value of derivatives, amounting to $191,671 and arising from the First Amendments (as defined in Note 5) entered into with certain note holders, was established as a liability with a corresponding charge to stockholders’ equity.

○	On September 2, 2016, certain notes payable, accounted for as derivatives, were converted into shares of the Company’s common stock, and related warrants with down round price protection and accounted for as derivatives, were assigned a fixed strike price. As a result, derivative liabilities were reduced by $1,207,813, with a corresponding amount being recorded as an increase to stockholders’ equity.

●	Exercise of a warrant accounted for as a derivative resulted in a $37,672 reduction in the balance of derivative liabilities and a corresponding increase to stockholders’ equity.

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

Liquidity and Management’s Plans

The cumulative net loss from the Company’s inception through September 30, 2016 was approximately $92 million. Net cash used in operations was $4.7 million and $7.3 million for the nine months ended September 30, 2016 and 2015, respectively. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent financing activities consist of: (i) a September 2016 private placement of equity, which resulted in net cash proceeds of $3.8 million and the conversion of $1.75 million in debt (the “2016 PIPE”); (ii) a December 2015 private placement of equity, which resulted in net cash proceeds of $4.7 million; (iii) a December 2014 private placement of equity, which resulted in net cash proceeds of $9.4 million; and (iv) a March 2014 private placement of debt and warrants, which resulted in net cash proceeds of $3.5 million.

In addition, as discussed in Note 5:

●	On April 4, 2016, the Company and Brainlab AG (“Brainlab”) finalized a securities purchase agreement (the “2016 Purchase Agreement”) that provided, among other items, for the restructuring of a senior secured note payable to Brainlab, which was originally issued to Brainlab on April 5, 2011, and subsequently amended and restated on March 6, 2013 (the “Brainlab Note”). The restructuring of the Brainlab Note resulted in a reduction of the principal amount outstanding under the Brainlab Note, which is reflected in a new, amended and restated note payable to Brainlab that matures on December 31, 2018.

●	Pursuant to amendments executed on August 31, 2016, by the Company and the 2014 Convertible Note Holders, upon completion of the 2016 PIPE an aggregate $1.75 million of principal balance of such holders’ 2014 junior secured notes automatically converted into units, each unit consisting of one share of the Company’s common stock and one warrant to purchase 0.90 share of the Company’s common stock, based on the offering price per unit in the 2016 PIPE.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2015 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 25, 2016. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and nine months ended September 30, 2016 may not be indicative of the results to be expected for the entire year or any future periods.

Reverse Stock Split

As discussed in Note 6, on July 21, 2016, the Company’s Board of Directors approved a 1-for-40 reverse stock split of its issued common stock, which was effectuated on July 26, 2016. All disclosure of common shares and per share data in the accompanying condensed consolidated financial statements and related notes have been adjusted retroactively to reflect the reverse stock split for all periods presented.

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

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

September 30, 2016
Derivative liabilities - warrants	$-	$-	$329,028	$329,028
Derivative liabilities – debt conversion feature	-	-	$120,000	$120,000

December 31, 2015
Derivative liabilities - warrants	$-	$-	$658,286	$658,286

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

The table below reflects the carrying values and the estimated fair values, based on Level 3 inputs, of the Company’s outstanding notes payable, including the related accrued interest, at September 30, 2016:

	Carrying Values	Estimated Fair Values
Senior secured note payable, including accrued interest	$2,027,726	$2,027,726
2014 junior secured notes payable, including accrued interest	1,772,783	1,983,375
2010 junior secured notes payable, including accrued interest	1,247,181	2,476,630

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

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Sales of ClearPoint system disposable products: Revenues from the sale of disposable products, including ClearPoint system disposable products, are recognized at the time risk of loss passes to the customer, which is generally at the shipping point or upon delivery to the customer’s location, depending on the agreed upon terms with the customer.

(2)	Other Service Revenues

Other service revenues are comprised of installation fees, training fees, shipping fees and service fees charged in connection with ClearPoint system installations and ClearPoint system service agreements. Typically, the Company bills upfront for service agreements, which have terms ranging from one to three years. These amounts are recognized as revenue ratably over the term of the related service agreement.

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

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At September 30, 2016, the Company had approximately $195,000 in bank balances that were in excess of the insured limits.

At September 30, 2016, one customer represented 20% of the Company’s accounts receivable balance. At December 31, 2015, three customers represented 14%, 14% and 12% of the Company’s accounts receivable balance. No other customer represented more than 9% of total accounts receivable at each of September 30, 2016 and December 31, 2015.

For the three months ended September 30, 2016, sales to one customer represented 11% of product revenues, and for the nine months ended September 30, 2016, sales to one customer represented 10% of product revenues. For the three months ended September 30, 2015, sales to three customers individually represented 16%, 11% and 10% of product revenues, and for the nine months ended September 30, 2015 sales to one customer represented 13% of product revenues. No other customer represented more than 9% of product revenues for each of the three months ended September 30, 2016 and 2015, and no other customer represented more than 7% and 8% for the nine months ended September 30, 2016 and 2015, respectively. The Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts at September 30, 2016 and December 31, 2015 was $25,000 and $28,000, respectively.

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

●	In April 2016, the FASB issued ASU 2016-10, “Revenues from Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarified guidance related to identifying performance obligations and licensing implementation guidance contained in ASC Topic 606 as promulgated by ASU 2015-14 discussed above.

●	In May 2016, the FASB issued ASU 2016-12, “Revenues from Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to reduce the complexity in accounting for aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for the Company beginning in 2017, and early adoption is permitted. The Company believes that adoption of ASU 2016-09 will not have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The standard is effective for the Company beginning in 2018, and early adoption is permitted. The Company believes that adoption of ASU 2016-15 will not have a material effect on its consolidated financial statements.

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adoption of New Accounting Standard

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 required retrospective adoption and became effective with respect to the Company’s financial statements on January 1, 2016. Prior to the effective date, such issuance costs were classified as assets and included as other assets in the Company’s balance sheet. Under the provisions of ASU 2015-03, such issuance costs are presented as a direct deduction from the carrying amount of the related debt (see Note 5) in the accompanying September 30, 2016 condensed consolidated balance sheet, and such issuance costs, amounting to $166,080, have been reclassified in the December 31, 2015 condensed consolidated balance sheet to conform to the 2016 presentation.

3.	Inventory

Inventory consists of the following as of:

	September 30, 2016	December 31, 2015
Raw materials and work in process	$1,063,821	$853,034
Software licenses	87,500	179,400
Finished goods	650,857	775,461
Inventory included in current assets	1,802,178	1,807,895
Software licenses – non-current	976,900	937,100
	$2,779,078	$2,744,995

4.	Restructuring Charges

In March 2015, the Company announced its plan to consolidate all major business functions into its Irvine, California headquarters and close its Memphis, Tennessee office. The Company completed this consolidation and closure in May 2015. The Company did not retain any of its Memphis-based employees. A total of seven employees were impacted by the consolidation, including three executives of the Company. In connection with this consolidation and closure, the Company recorded restructuring charges of $1,252,584 during the nine months ended September 30, 2015, that related primarily to costs associated with severance and other compensation for the impacted employees.

5.	Notes Payable

Senior Secured Note Payable

The indebtedness outstanding under the Brainlab Note at December 31, 2015 was approximately $5.0 million and was to mature in April 2016. The indebtedness included approximately $740,000 of accrued interest, which had accrued at a rate of 5.5% and was payable in a single aggregate installment upon maturity.

On April 4, 2016 (the “Closing Date”), the Company and Brainlab consummated the transactions under the 2016 Purchase Agreement, as discussed below.

2016 Purchase Agreement

Under the 2016 Purchase Agreement, the Company: (i) paid to Brainlab all accrued and unpaid interest on the Brainlab Note, in the amount of approximately $740,000; (ii) amended and restated the Brainlab Note on the terms described below; (iii) entered into a patent and technology license agreement with Brainlab (the “License Agreement”) for software relating to the Company’s SmartFrame device, in consideration for the cancellation of $1.0 million of the principal amount of the Brainlab Note; (iv) issued to Brainlab, in consideration for the cancellation of approximately $1.3 million of the principal amount of the Brainlab Note, 99,310 units, with each unit consisting of: (a) one share of the Company’s common stock; (b) a warrant to purchase 0.4 share of common stock (the “2016 Series A Warrants”); and (c) a warrant to purchase 0.3 shares of common stock (the “2016 Series B Warrants”) (collectively, the “Equity Units”); and (v) entered into a Registration Rights Agreement (the “2016 Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the shares of common stock issued to Brainlab under the 2016 Purchase Agreement, as well as the shares of common stock that are issuable upon exercise of the 2016 Series A Warrants and 2016 Series B Warrants (together, the “2016 Warrants”).

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

2016 Registration Rights Agreement

The 2016 Registration Rights Agreement imposed deadlines by which the Company was required to file the 2016 Registration Statement and use its best efforts to have the 2016 Registration Statement declared effective. The 2016 Registration Statement was filed, and declared effective on June 20, 2016, within the deadlines imposed by the 2016 Registration Rights Agreement. Pursuant to the 2016 Registration Rights Agreement, if the Company fails to continuously maintain the effectiveness of the 2016 Registration Statement (with certain permitted exceptions), the Company will incur certain liquidated damages in a range of 2%-10%, depending on the duration of such failure, of the approximately $1.3 million principal reduction of the Brainlab Note as described above. The 2016 Registration Rights Agreement also contains mutual indemnifications by the Company and Brainlab, which the Company believes are customary for transactions of this type.

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

The warrants issued to the investors (the “investor warrants”) are exercisable, in full or in part, at any time prior to the fifth anniversary of the issuance date, at an original exercise price of $70.00 per share, subject to adjustment from time-to-time for stock splits or combinations, stock dividends, stock distributions, recapitalizations and other similar transactions. Assumptions used in calculating the fair value of the investor warrants using the Black-Scholes valuation model were:

Dividend yield	0%
Expected volatility	47.5% - 47.7%
Risk free interest rates	1.73% - 1.76%
Expected life (in years)	5.0

Under GAAP, the Company allocated the $3,725,000 in proceeds proportionately between the 2014 Secured Notes and the investor warrants based on their relative fair values, with $413,057 being allocated to the fair value of the investor warrants, recorded as equity. The 2014 Secured Notes were recorded at the principal amount, less a discount equal to $413,057. After giving effect to the conversions discussed below under the heading “August 31, 2016 Amendments,” the unamortized discount at September 30, 2016 was $145,271. Unamortized discount at December 31, 2015, was $301,531. This discount is being amortized to interest expense over the five-year term of the 2014 Secured Notes using the effective interest method. The carrying amount of the 2014 Secured Notes in the accompanying condensed consolidated balance sheets is also presented net of issuance costs, as discussed further below.

Non-employee directors of the Company purchased a total of $1,100,000 of the 2014 Secured Notes, either directly or through a trust. The Company’s placement agents earned cash commissions of $145,500 as well as warrants (the “placement agent warrants”) to purchase 1,818 shares of the Company’s common stock. The placement agent warrants have the same terms and conditions as the investor warrants.

The placement agent cash commissions, the $30,210 fair value of the placement agent warrants, and other offering expenses, aggregating $76,186, were recorded as deferred financing costs and are presented as reductions of the carrying amount of the 2014 Secured Notes in the accompanying condensed consolidated balance sheets. These deferred financing costs, having an unamortized balance of $65,321 and $166,080 at September 30, 2016 and December 31, 2015, respectively, are being amortized to interest expense over the term of the 2014 Secured Notes using the effective interest method.

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

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Under GAAP, the Company allocated the $3 million in proceeds from the sale of the units between the 2010 Secured Notes and the shares of common stock based on their relative fair values, with the fair value of the notes being estimated based on an assumed market interest rate for notes of similar terms and risk, and the fair value of the Company’s common stock being estimated by management using a market approach, with input from a third-party valuation specialist. The allocation of such relative fair values resulted in $2,775,300 being allocated to the value of the shares of common stock, which was recorded as equity. The 2010 Secured Notes were recorded at the principal amount of $3,000,000, less a discount equal to $2,775,300. The unamortized discount at September 30, 2016 and December 31, 2015 was $2,374,069 and $2,535,230, respectively. This discount is being amortized to interest expense over the 10-year term of the notes using the effective interest method.

Four then-serving officers of the Company purchased an aggregate of 22,068 units in the offering for $247,164. In addition, three non-employee directors of the Company also purchased an aggregate of 14,180 units in the offering for $158,816.

June 30, 2016 Amendments

On June 30, 2016, the Company entered into amendments (the “First Amendments”) with: (a) Brainlab, with respect to the New Brainlab Note; and (b) the 2014 Convertible Note Holders, one of whom is a trust for which one of the Company’s non-employee directors serves as a trustee, having an aggregate principal balance of $3 million. Pursuant to the First Amendments, the parties agreed that, in the event the Company closes a qualified public offering: (i) $500,000 of the principal balance of the New Brainlab Note, and an aggregate $1.5 million of the principal balance of the 2014 Secured Notes, plus all unpaid accrued interest on such principal amounts, would automatically convert into the security offered in the qualified public offering, based on the public offering price of that security; and (ii) the exercise price for 34,957 shares of common stock underlying warrants issued in connection with the New Brainlab Note, and 11,250 shares of common stock underlying warrants issued in connection with the 2014 Secured Notes, would be reduced to equal the greater of (x) the public offering price of the security offered in the qualified public offering, or (y) if the security offered in the qualified public offering is or includes convertible stock or common stock warrants, the highest price per whole share for which the Company’s common stock is issuable upon conversion of such convertible stock or upon exercise of such common stock warrants. These provisions created: (a) a conversion feature allowing for the principal balances described above, plus all unpaid related accrued interest, to be converted into the security offered in the public offering, and at a price that may be less than the market value per share of the Company’s common stock; and (b) down round strike price protection with respect to the warrants, both of which, under GAAP, are required to be accounted for as derivatives, the calculation and accounting for which is described in Note 7.

Execution of the First Amendments constituted a debt extinguishment under GAAP, necessitating the Company to record a debt restructuring loss of approximately $820,000, representing the aggregate difference in the fair values of the New Brainlab Note and the affected 2014 Secured Notes between (i) their respective original dates of issuance, and (ii) June 30, 2016, the execution date of the First Amendments.

August 31, 2016 Amendments

On August 31, 2016, the Company entered into second amendments (the “Second Amendments”) with the 2014 Convertible Note Holders.

Pursuant to the Second Amendments, the parties agreed that, in the event the Company closes a PIPE Transaction (as that term is defined in the Second Amendments; the “2016 PIPE”): (i) an aggregate $1.75 million of aggregate principal balance of the 2014 Convertible Note Holders’ 2014 Secured Notes (the “2014 Principal”) would automatically convert into the security offered by the Company in the 2016 PIPE, based on the offering price of that security in the 2016 PIPE (the “Note Conversion”); and (ii) the exercise price for 13,125 shares of common stock that may be purchased upon exercise of warrants issued in connection with the issuance of the 2014 Secured Notes (the “2014 Warrants”) will be reduced to equal the greater of (x) the offering price of the security offered in the 2016 PIPE, or (y) if the security offered in the 2016 PIPE is or includes convertible stock or common stock warrants, the highest price per whole share for which the Company’s common stock is issuable upon conversion of such convertible stock or upon exercise of such common stock warrants. These provisions maintained but modified: (a) the conversion feature allowing for the 2014 Principal to be converted into the security offered in the 2016 PIPE, and at a price that may be less than the market value per share of the Company’s common stock; and (b) the down round strike price protection with respect to the 2014 Warrants, both of which, under GAAP, are required to be accounted for as derivatives, the calculation and accounting for which is described in Note 7.

MRI INTERVENTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Execution of the Second Amendments constituted a debt extinguishment under GAAP, necessitating the Company to record a debt restructuring loss of approximately $933,000, representing the aggregate difference in the fair value of the derivatives described in the preceding paragraph between the points in time (i) immediately preceding, and (ii) immediately subsequent to, the execution of the Second Amendments.

As more fully described in Note 6, the 2016 PIPE was completed on September 2, 2016, resulting in (i) conversion of the 2014 Principal, and (ii) establishment of a fixed exercise price and elimination of the down round price protection with respect to the 2014 Warrants, in conformity with the terms set forth in the Second Amendments. Accordingly, concurrent with completion of the 2016 PIPE, derivative liabilities associated with the conversion feature of the 2014 Principal and the down round price protection for the 2014 Warrants were reduced by $1,207,813, with a corresponding amount being recorded as an increase to stockholders’ equity.

Scheduled Notes Payable Maturities

Scheduled principal payments as of September 30, 2016 with respect to notes payable are summarized as follows:

Years ending December 31,
2018	$2,000,000
2019	1,975,000
2020	3,000,000
Total scheduled principal payments	6,975,000
Less unamortized discounts	(2,519,341)
Less unamortized deferred financing costs	(65,320)
$$4,390,339

6.	Stockholders’ Equity (Deficit)

Reverse Stock Split

On June 30, 2016, the Company’s stockholders approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-15, 1-for-20, 1-for-25, 1-for-30, 1-for-35 or 1-for-40, with the specific ratio and effective time of the reverse stock split to be determined by the Company’s Board of Directors. On July 21, 2016, the Company’s Board of Directors approved a 1-for-40 reverse stock split of its issued common stock, which was effectuated on July 26, 2016. The reverse stock split did not cause an adjustment to the par value of the authorized shares of common stock. As a result of the reverse stock split, the share and per-share amounts under the Company’s various share-based compensation plans, share-based compensatory contracts and warrants with third parties were adjusted. No fractional shares were issued in connection with the reverse stock split. In lieu of issuing fractional shares, the Company remitted approximately $4,800 to affected stockholders. All disclosure of common shares and per share data in the accompanying condensed consolidated financial statements and related notes have been adjusted retroactively to reflect the reverse stock split for all periods presented.

September 2016 Private Placement

On September 2, 2016, the Company completed the 2016 PIPE, pursuant to the terms of a Securities Purchase Agreement dated August 31, 2016 (the “Purchase Agreement”), by and among the Company and certain investors (collectively, the “Investors”). At the closing, in accordance with the terms and conditions of the Purchase Agreement, the Company sold to the Investors an aggregate of 851,000 units (the “Units”), with each Unit consisting of: (i) one share of the Company’s common stock; and (ii) a warrant to purchase 0.90 shares of the Company’s common stock (each, a “Warrant” and collectively, the “Warrants”).

In connection with the sale of the Units, the Company received aggregate gross proceeds of approximately $4.25 million, before deducting placement agents’ fees and offering expenses aggregating approximately $418,000. In addition, the placement agents for the 2016 PIPE received, in the aggregate, warrants (“Placement Agent Warrants”) to purchase up to approximately 29,680 shares of common stock.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Purchase Agreement

The Purchase Agreement contains representations and warranties by the Company and the Investors and covenants of the Company and the Investors (including indemnification from the Company in the event of breaches of its representations and warranties), which the Company believes are customary for transactions of this type.

Registration Rights Agreement

The Registration Rights Agreement required the Company to prepare and file a registration statement (the “Registration Statement”) with the SEC under the Securities Act of 1933, as amended, covering the resale of the shares of common stock to be issued to the Investors under the Purchase Agreement, as well as the shares of common stock underlying the Warrants and the Placement Agent Warrants. The Company was required to file such Registration Statement on or before October 2, 2016, and was required to use its best efforts to have the Registration Statement declared effective as soon as practicable. The Company filed the Registration Statement on September 30, 2016, and the Registration Statement was declared effective by the SEC on October 11, 2016, both dates being in conformity with the foregoing requirements. Pursuant to the Registration Rights Agreement, if the Company fails to continuously maintain the effectiveness of the Registration Statement (with certain permitted exceptions), the Company will incur certain liquidated damages to the Investors. The Registration Rights Agreement also contains mutual indemnifications by the Company and each Investor, which the Company believes are customary for transactions of this type.

Warrants

The Warrants are exercisable, in full or in part, at any time prior to September 2, 2021, at an exercise price of $5.50 per share. The Warrants provide for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events. In the case of certain fundamental transactions affecting the Company, the holders of the Warrants, upon exercise of such warrants after such fundamental transaction, have the right to receive, in lieu of shares of the Company’s common stock, the same amount and kind of securities, cash or property that such holder would have been entitled to receive upon the occurrence of the fundamental transaction, had the Warrants been exercised immediately prior to such fundamental transaction. The Warrants contain a “cashless exercise” feature that allows the holders to exercise the warrants without a cash payment to the Company upon the terms set forth in the Warrants. The Placement Agent Warrants have the same terms and conditions as the Warrants.

Related Debt Conversion

As discussed in Note 5, pursuant to the Second Amendments, in addition to and simultaneously with the sale of the Units, on September 2, 2016: (i) the 2014 Principal automatically converted into 350,000 Units on the same terms and conditions as applied to purchasers of Units in the 2016 PIPE; and (ii) the exercise price for 13,125 shares of common stock that may be purchased upon exercise of the holders’ 2014 Warrants was reduced to $5.50, which is equal to the exercise price of the Warrants.

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her director fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing (i) the product of: (x) the fees otherwise payable to each director in cash, times (y) the percentage of fees the director elected to receive in shares of common stock, by (ii) the volume weighted average price per share of common stock over the last five trading days of the quarter. During the three months ended September 30, 2016 and 2015, 4,431 shares and 1,468 shares, respectively, were issued to directors as payment for director fees in lieu of cash. During the nine months ended September 30, 2016 and 2015, 10,805 shares and 3,214 shares, respectively, were issued to directors as payment for director fees in lieu of cash.

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

In June 2013, the Company’s stockholders approved the 2013 Incentive Compensation Plan. Upon its approval, the Company ceased making awards under other previous Plans, although then-outstanding awards made under such other previous Plans remain outstanding in conformity with their original terms. At the 2015 Annual Meeting, the Company’s stockholders approved the adoption of the MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 Plan”). The material change effected in the Amended 2013 Plan was to increase the number of shares of the Company’s common stock available for awards thereunder by 125,000 shares, resulting in a total of 156,250 shares of the Company’s common stock being reserved for issuance under the Amended 2013 Plan. Of this amount, stock grants of 22,358 shares have been awarded and option grants of 81,617 shares were outstanding as of September 30, 2016. Accordingly, 52,275 shares remained available for grants under the Amended 2013 Plan as of that date.

Stock option activity under all of the Company’s Plans during the nine months ended September 30, 2016, is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2015	298,282	$48.80
Granted	11,500	11.57
Forfeited	(2,250)	43.04
Outstanding at September 30, 2016	307,532	$49.18

No options were granted during the three months ended September 30, 2016.

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the three and nine months ended September 30, 2016 and 2015, share-based compensation expense related to options was:

Three Months Ended September 30,
2016	2015
$238,101	$268,880

Nine Months Ended September 30,
2016	2015
$736,982	$1,421,198

As of September 30, 2016, there was unrecognized compensation expense of $1,109,155 related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.39 years.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the nine months ended September 30, 2016 was as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2015	845,257	$24.07
Issued	1,180,095	6.26
Exercised	15,625	5.00
Outstanding at September 30, 2016	2,009,727	$13.76

7.	Derivative Liabilities

As discussed in Note 5, on June 30, 2016, the Company entered into the First Amendment with Brainlab, with respect to the New Brainlab Note, the provisions of which created: (a) a conversion feature allowing for $500,000 of the principal balance of the New Brainlab Note to be converted into the security offered in a qualified public offering, and at a price that may be less than market value per share of the Company’s common stock; and (b) down round protection with respect to the exercise price for 34,957 shares of common stock underlying warrants issued in connection with the New Brainlab Note.

In addition, warrants issued in 2012 and 2013 financing transactions contain either or both net-cash settlement and down round exercise price protection provisions.

Under GAAP, the conversion feature and the down round price protection described in the two preceding paragraphs are required to be accounted for as derivatives, thus necessitating that they each be adjusted to estimated fair value at each balance sheet date and shown as liabilities in the accompanying condensed consolidated balance sheets. The fair values of these derivatives were calculated using the Monte Carlo simulation valuation method.

Assumptions used in calculating the fair value of the conversion feature at September 30, 2016 include the following:

Risk free interest rates	0.52%
Volatility	60%

Assumptions used in calculating the fair value of the warrants described in this Note 7 at September 30, 2016 include the following:

Dividend yield	0%
Expected volatility	55% - 60%
Risk free interest rates	0.52% - 1.08%
Expected remaining term (in years)	0.75 - 4.51

In addition to the assumptions above, the Company also estimates the likelihood of whether it will participate in a future round of qualifying equity financing, as defined in either the amended note or warrant agreements, as applicable, that would trigger the conversion feature or the repricing of warrants, and, if so, the estimated timing and pricing of its offering of common stock.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair values and the changes in fair values of derivative liabilities as of, and during the nine months ended, September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30,
	2016	2015
Balance, beginning of period	$658,286	$2,198,161
Conversion of equity warrants to liabilities	192,173	-
Addition from debt restructurings	1,592,134	-
Reduction from debt conversions	(1,207,813)	-
Reduction from warrant exercise	(37,672)	-
Gain on change in fair value for the period	(748,080)	(981,222)
Balance, end of period	$449,028	$1,216,939

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. In 2011, we also obtained Conformité Européenne (“CE”) marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all of our product revenues for the three and nine months ended September 30, 2016 and 2015 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system for commercial use. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. From our inception through September 30, 2016, we have incurred accumulated losses of approximately $92 million. We expect to continue to incur operating losses as we continue to commercialize our ClearPoint system products and expand our business.

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

Generating recurring revenues from the sale of disposable products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our ClearPoint disposable products. Our product revenues were approximately $1.6 million and $4.0 million for the three and nine months ended September 30, 2016, respectively, and were almost entirely related to our ClearPoint system.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and our ClearTrace system components (prior to the suspension of such development). Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; sponsored research and product development with third parties; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system; (ii) resume our ClearTrace system product development efforts; and (iii) expand our research to apply our technologies to additional product applications. From our inception through September 30, 2016, we have incurred approximately $47 million in research and development costs.

Product development timelines, likelihood of success, and total costs can vary widely by product candidate. There are also risks inherent in the regulatory clearance and approval process. At this time, we are unable to estimate with any certainty the costs that we will incur in the development, to the extent resumed, of our ClearTrace system for commercialization.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2016 as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the SEC on March 25, 2016.

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015	Percentage Change
Product and other service revenues	$1,616,333	$1,243,030	30%
Development service revenues	-	3,404	NM
Cost of product revenues	748,305	560,394	34%
Research and development costs	691,330	480,280	44%
Selling, general and administrative expenses	1,886,220	2,132,777	(12)%
Other income (expense):
Gain from change in fair value of derivative liabilities	324,035	1,950,329	(83)%
Loss from debt restructuring	(933,134)	-	NM
Other income (loss), net	(4,877)	45,302	(111)%
Interest expense, net	(239,733)	(314,013)	24%
Net loss	$(2,563,231)	$(245,399)	(945)%

NM= not meaningful

Product and Other Service Revenues. Product and other service revenues were $1.6 million for the three months ended September 30, 2016, and $1.2 million for the same period in 2015, an increase of $373,000, or 30%.

ClearPoint disposable product sales for the three months ended September 30, 2016 were $1.3 million, compared with $970,000 for the same period in 2015, representing an increase of $309,000, or 32%, substantially due to an increased volume of procedures performed using our ClearPoint system within a larger installed base for ClearPoint in the three months ended September 30, 2016, relative to the same period in 2015. Disposable product price increases we implemented subsequent to September 30, 2015, did not extend to our entire disposable product line and averaged approximately 1% for a typical customer order.

ClearPoint reusable product sales for the three months ended September 30, 2016 were $309,000, compared with $239,000 of such sales for the same period in 2015, representing an increase of $70,000, or 29%. This increase was due primarily to differences in the equipment configuration of ClearPoint systems sold during the three-month periods ended September 30, 2016 and 2015. Reusable product price increases we implemented subsequent to September 30, 2015, did not extend to our entire reusable product line and averaged approximately 7% for a typical customer order. Sales of our reusable products, which consist primarily of computer hardware and software bearing sales prices that are appreciably higher than those for disposable products, may vary, sometimes significantly, from quarter to quarter.

Cost of Product Revenues. Cost of product revenues was $748,000 for the three months ended September 30, 2016, representing gross margin on product revenues of 53%, compared to $560,000 for the same period in 2015, representing gross margin of 54%. The decrease in gross margin was due primarily to: (a) increases in the cost of disposable and reusable product components we purchased from third-party manufacturers; and (b) an increase, amounting to $107,000, in the allocation of indirect costs to manufacturing in connection with our transition from a focus on research and development to commercial activities; partially offset by: (c) a $35,000 improvement in direct labor productivity; and (d) a decrease of $27,000 in the cost of scrapped product.

Research and Development Costs. Research and development costs were $691,000 for the three months ended September 30, 2016, compared to $480,000 for the same period in 2015, an increase of $211,000, or 44%. The increase was due primarily to: (a) an increase of $107,000 in compensation primarily related to an increase in headcount in January 2016; (b) an increase of $120,000 in intellectual property costs allocated to research and development; and (c) an increase of $76,000 incurred in connection with our development of the next generation of the ClearPoint operating system; partially offset by (d) an increase of $48,000 in the allocation of costs to manufacturing in connection with our transition from a focus on research and development to commercial activities; (e) a decrease of $15,000 in other product development costs; and (f) a decrease of $18,000 in regulatory fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.9 million for the three months ended September 30, 2016 as compared with $2.1 million for the same period in 2015, a decrease of $247,000, or 12%. This decrease was attributable primarily to: (a) a decrease of $138,000 in personnel costs, including share-based compensation and travel costs; (b) a decrease of $21,000 in professional fees; (c) an increase of $59,000 in the allocation of costs to manufacturing in connection with our transition from a focus on research and development to commercial activities; (d) a decrease of $44,000 in marketing costs; and (e) a decrease of $23,000 in medical device excise taxes, suspended by federal legislation for a two-year period beginning January 1, 2016; partially offset by an increase of $49,000 in public company and investor relations costs.

Other Income (Expense). During the three months ended September 30, 2016 and 2015, we recorded gains of $324,000 and $2.0 million, respectively, resulting from additions to, and changes in the fair value of, our derivative liabilities. For the three months ended September 30, 2016, such derivative liabilities related to: (a) the issuance of warrants in connection with 2012 and 2013 private placement transactions; and (b) the amendments, in June and August 2016, of certain notes to add contingent conversion terms and potential down round pricing protection of warrants issued in connection with such notes, as more fully discussed in Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. For the three months ended September 30, 2015, derivative liabilities were limited to the issuance of warrants in connection with the 2012 and 2013 private placement transactions.

On August 31, 2016, we entered into second amendments with holders of certain notes pursuant to which the parties agreed that, in the event we close a PIPE Transaction: (i) an aggregate $1.75 million of aggregate principal balance of notes would automatically convert into the security offered by us in the 2016 PIPE, based on the offering price of that security in the 2016 PIPE; and (ii) the exercise price for shares of common stock that may be purchased upon exercise of warrants issued in connection with the issuance of such notes will be reduced to equal the greater of (x) the offering price of the security offered in the 2016 PIPE, or (y) if the security offered in the 2016 PIPE is or includes convertible stock or common stock warrants, the highest price per whole share for which our common stock is issuable upon conversion of such convertible stock or upon exercise of such common stock warrants. Execution of the second amendments constituted a debt extinguishment under GAAP, necessitating us to record a debt restructuring loss of approximately $933,000, representing the aggregate difference in the fair value of the derivative liabilities created by the first amendments to such notes in June 2016 between the points in time (i) immediately preceding, and (ii) immediately subsequent to, the execution of the second amendments.

Net interest expense for the three months ended September 30, 2016 was $240,000, compared with $314,000 for the same period in 2015. The decrease was due primarily to the reduced principal balance of the New Brainlab Note resulting from the restructuring of the Brainlab Note, as more fully discussed in Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015	Percentage Change
Product and other service revenues	$4,114,349	$3,056,736	35%
Development service revenues	-	25,842	NM
Cost of product revenues	1,965,839	1,340,824	47%
Research and development costs	2,098,465	1,434,723	46%
Selling, general and administrative expenses	5,748,524	6,608,829	(13)%
Restructuring charges	-	1,252,584	NM
Other income (expense):
Gain from change in fair value of derivative liabilities	748,080	981,222	(24)%
Loss from debt restructuring	(811,910)	-	NM
Other income, net	209,505	243,505	(14)%
Interest expense, net	(836,208)	(921,156)	9%
Net loss	$(6,389,012)	$(7,250,811)	12%

NM= not meaningful

Product and Other Service Revenues. Product and other service revenues were $4.1 million for the nine months ended September 30, 2016, and $3.1 million for the same period in 2015, an increase of $1.0 million, or 35%.

ClearPoint disposable product sales for the nine months ended September 30, 2016 were $3.4 million, compared with $2.5 million for the same period in 2015, representing an increase of $922,000, or 37%, substantially due to a greater volume of procedures performed using our ClearPoint system within a larger installed base for ClearPoint in the nine months ended September 30, 2016, relative to the same period in 2015. Disposable product price increases we implemented subsequent to September 30, 2015, did not extend to our entire disposable product line, and averaged approximately 1% for a typical customer order.

ClearPoint reusable product sales for the nine months ended September 30, 2016 were $610,000, compared with $469,000 of such sales for the same period in 2015, representing an increase of $141,000, or 30%. This increase was due primarily to a greater number of ClearPoint systems sold during the nine-month period ended September 30, 2016, relative to the same period in 2015. Reusable product price increases we implemented subsequent to September 30, 2015, did not extend to our entire reusable product line, and averaged approximately 7% for a typical customer order. Sales of our reusable products, which consist primarily of computer hardware and software bearing sales prices that are appreciably higher than those for disposable products, may vary, sometimes significantly, from quarter to quarter.

Cost of Product Revenues. Cost of product revenues was $2.0 million for the nine months ended September 30, 2016, representing gross margin on product revenues of 51%, compared to $1.3 million for the same period in 2015, representing gross margin of 55%. The decrease in gross margin was due primarily to: (a) increases in the cost of disposable and reusable product components we purchased from third-party manufacturers; (b) an increase of $245,000 in production scrap and write-offs of expired product; and (c) an increase of $286,000 in the allocation of indirect costs to manufacturing in connection with our transition from a focus on research and development to commercial activities; partially offset by: (d) a decrease of $150,000 in production variances and inventory adjustments; and (e) a decrease of $94,000 in the provision for excess and obsolete inventory.

Research and Development Costs. Research and development costs were $2.1 million for the nine months September 30, 2016, compared to $1.4 million for the same period in 2015, an increase of $664,000, or 46%. The increase was due primarily to: (a) an increase of $244,000 in software development costs incurred in connection with our development of the next generation of the ClearPoint operating system; (b) an increase of $236,000 in personnel costs, related primarily to additional headcount and related search commissions; and (c) an increase of $244,000 in intellectual property costs allocated to research and development; partially offset by an increase of $125,000 in the allocation of departmental costs to manufacturing in connection with our transition from a focus on research and development to commercial activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.7 million for the nine months ended September 30, 2016 as compared with $6.6 million for the same period in 2015, a decrease of $860,000, or 13%. This decrease was attributable primarily to: (a) a decrease of $686,000 in personnel costs, including share-based compensation and travel; (b) a decrease of $53,000 in medical device excise taxes, suspended by federal legislation for a two-year period beginning January 1, 2016; (c) a decrease of $78,000 in professional fees; (d) a decrease of $40,000 in marketing costs; and (e) a decrease of $24,000 in occupancy costs; partially offset by an increase of $153,000 in public company costs.

Restructuring Charges. In March 2015, we announced the consolidation of all major business functions into our Irvine, California headquarters. In connection with this consolidation, we closed our Memphis, Tennessee office in May 2015. We did not retain any of our Memphis-based employees. A total of seven employees were impacted by the consolidation, including three of our executives. As a result, we incurred expense of $1.3 million primarily related to termination costs, including the modifications of option terms, during the nine months ended September 30, 2015.

Other Income (Expense). During the nine months ended September 30, 2016 and 2015, we recorded gains of $748,000 and $981,000, respectively, resulting from additions to, and changes in the fair value of, our derivative liabilities. During the nine months ended September 30, 2016, such derivative liabilities related to: (a) the issuance of warrants in connection with 2012 and 2013 private placement transactions; and (b) the amendments, in June and August 2016, of certain notes to add contingent conversion terms and potential down round pricing protection of warrants issued in connection with such notes, as more fully discussed in Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. For the nine months ended September 30, 2015, derivative liabilities were limited to the issuance of warrants in connection with the 2012 and 2013 private placement transactions.

In April 2016, we entered into the 2016 Purchase Agreement with Brainlab under which the Brainlab note was restructured and, among other items, we: (i) entered into a patent and technology license agreement with Brainlab (the “License Agreement”) for software relating to our SmartFrame device, in consideration for the cancellation of $1.0 million of the principal amount of the Brainlab Note; and (ii) issued to Brainlab, in consideration for the cancellation of approximately $1.3 million of the principal amount of the Brainlab Note, 99,310 units, consisting of one share of our common stock, a Series A Warrants to purchase 0.4 share of common stock and a Series B Warrants to purchase 0.3 shares of common stock. As a result of the foregoing, we recorded a gain of $941,000 representing the difference between (a) the aggregate fair value of the License Agreement, which had no cost basis on our consolidated balance sheets, and the equity units, and (b) the aggregate principal amount of the Brainlab Note cancelled as consideration.

In June 2016, we entered into amendments with Brainlab, with respect to the New Brainlab Note, and with two holders of the 2014 Secured Notes, one of whom is a trust for which one of our non-employee directors serves as a trustee. Pursuant to the amendments, the parties agreed that, in the event we close a qualified public offering: (i) $2,000,000 of the principal balance of those notes, plus all unpaid accrued interest on that amount, will automatically convert into the security offered in the qualified public offering, based on the public offering price of that security; and (ii) the exercise price for 46,207 shares of common stock underlying warrants issued in connection with those notes will be reduced, to equal the greater of (x) the public offering price of the security offered in the qualified public offering, or (y) if the security offered in the qualified public offering is or includes convertible stock or common stock warrants, the highest price per whole share for which our common stock is issuable upon conversion of such convertible stock or upon exercise of such common stock warrants. Based on the provisions of the amendments, on June 30, 2016, we recorded a debt restructuring loss of $820,000 resulting from the restructuring of the New Brainlab Note and those 2014 Secured Notes subject to the Amendments.

On August 31, 2016, we entered into second amendments with the two holders of 2014 Secured Notes described in the preceding paragraph pursuant to which the parties agreed that, in the event we close a PIPE Transaction: (i) an aggregate $1.75 million of aggregate principal balance of notes would automatically convert into the security offered by us in the 2016 PIPE, based on the offering price of that security in the 2016 PIPE; and (ii) the exercise price for shares of common stock that may be purchased upon exercise of warrants issued in connection with the issuance of such notes will be reduced to equal the greater of (x) the offering price of the security offered in the 2016 PIPE, or (y) if the security offered in the 2016 PIPE is or includes convertible stock or common stock warrants, the highest price per whole share for which our common stock is issuable upon conversion of such convertible stock or upon exercise of such common stock warrants. Execution of the second amendments constituted a debt extinguishment under GAAP, necessitating us to record a debt restructuring loss of approximately $933,000, representing the aggregate difference in the fair value of the derivative liabilities created by the June 2016 amendments described in the preceding paragraph between the points in time (i) immediately preceding, and (ii) immediately subsequent to, the execution of the second amendments.

Net other income did not materially fluctuate, amounting to $210,000 and $244,000 for the nine months ended September 30, 2016 and 2015, respectively.

Net interest expense was $836,000 and $921,000 for the nine months ended September 30, 2016 and 2015, respectively. The decrease was due primarily to the reduced principal balance of the New Brainlab Note resulting from the restructuring of the Brainlab Note described above.

Liquidity and Capital Resources

The cumulative net loss from our inception through September 30, 2016 was approximately $92 million. Net cash used in operating activities was $4.7 million and $7.3 million for the nine months ended September 30, 2016 and 2015, respectively. Since inception, we have financed our operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent financing activities consist of: (i) the 2016 PIPE, which resulted in net cash proceeds of $3.8 million; (ii) a December 2015 private placement of equity, which resulted in net cash proceeds of $4.7 million; (iii) a December 2014 private placement of equity, which resulted in net cash proceeds of $9.4 million; and (iv) a March 2014 private placement of debt and warrants, which resulted in net cash proceeds of $3.5 million.

In addition, as discussed in Note 5 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report:

●	On April 4, 2016, we consummated the transactions under the 2016 Purchase Agreement with Brainlab that provided, among other items, for the restructuring of the Brainlab Note. The restructuring of the Brainlab Note resulted in a reduction of the principal amount outstanding under the Brainlab Note, which is reflected in a new, amended and restated note payable to Brainlab that matures on December 31, 2018 (the “New Brainlab Note”).

●	Pursuant to amendments we executed on August 31, 2016, with two holders of the 2014 Secured Notes, upon completion of the 2016 PIPE an aggregate $1.75 million of principal balance of such holders’ 2014 junior secured notes automatically converted into the security offered by us in the 2016 PIPE, based on the offering price of that security in the 2016 PIPE.

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

Cash Flows

Cash activity for the nine months ended September 30, 2016 and 2015 is summarized as follows:

	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	$(4,708,157)	$(7,320,122)
Cash used in investing activities	(100,324)	(72,021)
Cash provided by financing activities	3,832,379	-
Net change in cash and cash equivalents	$(976,102)	$(7,392,144)

Net Cash Flows from Operating Activities. We used $4.7 million and $7.3 million of cash for operating activities during the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, uses of cash in operating activities primarily consisted of: (i) our $6.4 million net loss; (ii) the addition to net loss of the non-cash gain from the change in fair value of derivative liabilities of $748,000; (iii) a decrease in accounts payable and accrued liabilities of $220,000; (iv) an increase in inventory of $34,000; and (v) an increase in prepaid expenses and other current assets of $96,000. These uses were partially offset by: (a) non-cash expenses included in our net loss aggregating approximately $2.3 million and consisting of depreciation and amortization, share-based compensation, expenses paid through the issuance of common stock, loss from debt restructuring, amortization of debt issuance costs and original issue discounts, and loss from retirement of fixed assets; (b) a decrease in accounts receivable of $415,000; and (c) an increase in deferred revenue of $106,000.

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

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2016 and 2015 were $100,000 and $72,000, respectively, and consisted of equipment acquisitions in both periods.

Net Cash Flows from Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2016 consisted primarily of net cash proceeds of $3.8 million, received from the 2016 PIPE. There were no cash flows from financing activities during the nine months ended September 30, 2016.

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

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to successfully commercialize our ClearPoint system products and complete, to the extent restarted, the development of our ClearTrace system. Our future capital requirements will depend on many factors, including, but not limited to, the following:

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

It is likely that we will not realize anticipated benefits from our collaborative agreement with Siemens regarding our ClearTrace system.

In February 2014, we entered into a development agreement with Siemens that relates to our ClearTrace system. That development agreement provides for certain commercial exclusivity in the field of MRI-guided catheter-based cardiac electrophysiology using catheters that are actively tracked by the MRI scanner. During the exclusivity period and within that particular exclusivity field, Siemens agreed not to engage in certain actions and activities, the intention being that we would have the exclusive opportunity to commercialize MRI-guided catheter-based cardiac electrophysiology with active catheter tracking with Siemens MRI systems. Likewise, during the exclusivity period and within the exclusivity field, we agreed not to sell or otherwise provide to any third party actively tracked catheters for commercial use that are intended to be used with a non-Siemens MRI system. However, the development agreement provides that, as a condition of continued exclusivity, we must release software and catheters for our ClearTrace system in the U.S. or European Union by the end of June 2016. Given the stage and status of our ClearTrace development program, we did not meet that milestone, and, as a result, Siemens has informed us that it has terminated the exclusivity provisions of the agreement. Based on Siemens’ termination of exclusivity, it is likely we will not realize some of the anticipated benefits from our development agreement with Siemens.

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

Date: November 9, 2016

MRI INTERVENTIONS, INC.

By:	/s/ Francis P. Grillo
Francis P. Grillo
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment of Certificate of Incorporation of MRI Interventions, Inc., filed with the Secretary of the State of Delaware on July 26, 2016 (Incorporated by reference to Exhibit 3.1 to MRI Interventions, Inc.’s Current Report on Form 8-K (File No. 000-54575) filed with the Securities and Exchange Commission on July 26, 2016)
4.1	Form of Warrant (Incorporated by reference to Exhibit 4.1 to MRI Interventions, Inc.’s Current Report on Form 8-K (File No. 000-54575) filed with the Securities and Exchange Commission on September 1, 2016)
10.1	Form of Securities Purchase Agreement by and between MRI Interventions, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.1 to MRI Interventions, Inc.’s Current Report on Form 8-K (File No. 000-54575) filed with the Securities and Exchange Commission on September 1, 2016)
10.2	Form of Registration Rights Agreement by and between MRI Interventions, Inc. and the Investors named therein (Incorporated by reference to Exhibit 10.2 to MRI Interventions, Inc.’s Current Report on Form 8-K (File No. 000-54575) filed with the Securities and Exchange Commission on September 1, 2016)
10.3	Form of Second Omnibus Amendment dated August 31, 2016, by and among MRI Interventions, Inc. and certain holders of the Company’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019 (Incorporated by reference to Exhibit 10.3 to MRI Interventions, Inc.’s Current Report on Form 8-K (File No. 000-54575) filed with the Securities and Exchange Commission on September 1, 2016)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.