Form 10-K
period 2016-12-31
MRI INTERVENTIONS, INC.
filed 2017-03-09
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-34822

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $18,952,451, based on the closing sale price as reported on the OTCQB Marketplace.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 15, 2017
Common Stock, $.01 par value per share	3,622,032 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2017 annual meeting of stockholders.

MRI INTERVENTIONS, INC.

Trademarks, Trade Names and Service Marks

ClearConnect™, ClearPoint®, ClearTrace®, MRI Interventions®, SmartFlow®, SmartFrame® and SmartGrid® are trademarks of MRI Interventions, Inc. Any other trademarks, trade names or service marks referred to in this Annual Report are the property of their respective owners. As used in this Annual Report, Siemens refers to Siemens AG, Healthcare Sector, and its affiliates, Boston Scientific refers to Boston Scientific Corporation and its affiliates, and Brainlab refers to Brainlab AG and its affiliates.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” as defined under the United States federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements, expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

●	estimates regarding the sufficiency of our cash resources and our ability to obtain additional financing, to the extent necessary or advisable;

●	future revenues from sales of ClearPoint system products; and

●	our ability to market, commercialize and achieve broader market acceptance for our ClearPoint system products.

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

We have two product platforms. Our ClearPoint system, which is in commercial use in the United States, is used to perform minimally invasive surgical procedures in the brain. We anticipate that our ClearTrace system, which is a product candidate still in development, will be used to perform minimally invasive surgical procedures in the heart. However, further development of ClearTrace has been suspended, as we devote our resources to the continued development and commercialization of ClearPoint. Both systems utilize intra-procedural MRI to guide the procedures.

Our products are designed to provide a new, minimally invasive surgical approach to address large patient populations for whom we believe current surgical techniques are deficient. Our ClearPoint system is a neuro-navigation system designed for placing catheters, electrodes and laser fibers to treat a variety of neurological diseases and conditions and for performing biopsies. Our ClearTrace system is designed to deliver catheter-based therapies to treat certain cardiac diseases. We believe that our two product platforms, subject to appropriate regulatory clearance and approval, will provide better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system.

●	Better Patient Outcomes. We believe that if a physician can see the surgical field, the surgical instruments and the patient’s anatomy all at the same time and in the same “imaging space,” the physician can more efficiently and effectively perform a surgical intervention in the brain or heart. We believe that our product platforms are designed to enable physicians to see the target site, guide the surgical instrument to the site, deliver the therapy, monitor for adverse events and complications and confirm the desired results of the procedure, all under high resolution, intra-procedural MRI guidance. We believe that these capabilities will translate directly into better outcomes for the patients undergoing the procedures due to improved efficiency and the potential for the reduction of adverse events and side effects, as well as the potential for faster recovery times.

●	Enhance Revenue Potential. By providing direct, intra-procedural visualization, we believe our ClearPoint system can reduce the amount of time needed to perform the procedures for which it was designed. As a result, we believe that our ClearPoint system may improve the overall economics of the procedures for both the performing physician and the hospital. We believe that our ClearPoint system may also enable a physician to treat more patients in a given period of time, and treat patients who would otherwise not be able to be treated utilizing current surgical techniques.

●	Reduce Costs to the Healthcare System. We believe that the use of our products may result in more efficient utilization of healthcare resources and physician time. Our product platforms are designed to work in a hospital’s existing MRI suite, which facilitates additional utility for an infrastructure investment that has already been made by the hospital. Further, if patient outcomes and procedure efficiencies are improved through the use of our products, we believe that the result will be a reduction in overall healthcare costs.

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

There are approximately 12,000 MRI scanners installed throughout the United States. MRI scanners are available in a number of different configurations and field strengths, which refers to the strength of the magnet used to create the magnetic field. Magnetic field strength is measured in Tesla, or T. The most common field strength for MRI scanners is 1.5T. Higher field strength scanners such as 3T MRI scanners are gaining commercial market adoption, offering faster scanner speeds and even higher resolution images than 1.5T MRI scanners. There are approximately 4,800 1.5T scanners and 900 3.0T scanners located within hospitals in the U.S. which potentially can be utilized for surgical procedures.

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

Our Current Products and Product Candidates

ClearPoint Neuro Intervention System

General

Our ClearPoint system is designed to allow minimally invasive procedures in the brain to be performed in a hospital’s existing MRI suite. It provides guidance for the placement and operation of instruments or devices during the planning and operation of neurological procedures performed within the MRI suite using MRI guidance. Our ClearPoint system is intended to be used as an integral part of procedures, such as biopsies and the insertion of catheters, electrodes and fiber lasers, which have traditionally been performed using stereotactic methodologies. It is intended to be used with both 1.5T and 3T MRI scanners. Our research efforts for our ClearPoint system began in 2003, and in June 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the United States for general neurological interventional procedures. In February 2011, we also obtained CE marking approval for our ClearPoint system. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European Union medical device directives, and it allows us to market the ClearPoint system in the European Union. Today, ClearPoint systems are in clinical use with MRI scanners from the three major manufacturers, Siemens, GE Healthcare and Philips Healthcare, as well as the two major interventional MR/OR platforms, which are manufactured by IMRIS and Brainlab.

The Need for Minimally Invasive Neurological Interventions

Market Overview

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

The development activity in, and the use of, local therapies is growing. For example, drug companies and researchers have identified and are investigating various compounds that are delivered directly into the diseased area of the brain, such as directly into the center of a tumor in the brain. Similarly, the medical community has developed a technique commonly referred to as focal ablation, under which a special probe is inserted into a target area of the brain and a small area of diseased brain tissue is then destroyed by applying laser energy or radio frequency energy through the tip of the special probe. Physicians perform this procedure to treat disorders such as Parkinson’s disease, essential tremor and epilepsy. The medical community has also developed another local therapy known as deep brain stimulation, or DBS. DBS uses mild electrical pulses from an implanted device to stimulate a small target region in the brain. A DBS system looks and operates much like a cardiac pacemaker, except that instead of sending pulses to the heart, it delivers electrical stimulation through the electrodes placed at a precisely targeted area in the brain. The FDA has approved the use of DBS for the treatment of Parkinson’s disease and essential tremor. The FDA has also approved the use of DBS for the treatment of dystonia and obsessive compulsive disorder pursuant to humanitarian device exemptions. DBS is also being investigated as a therapy for other neurological disorders, such as epilepsy, treatment-resistant major depression and Alzheimer’s disease.

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

U.S. Market Opportunities

We believe there are over 55,000 potential neurosurgical procedures per year in the United States in which our ClearPoint system could be used as a navigational platform. The potential procedures include:

●	Electrode Placement – The current standard of care for the placement of the electrodes, such as deep brain stimulation, requires the patient to be awake during surgery, in order to verify proper placement. Since our ClearPoint system provides real-time visualization of the placement, patients can be asleep during the procedure, which we believe will drive growth in the number of potential procedures. In October 2016, St. Jude Medical (now part of Abbott Laboratories) received FDA clearance for its Infinity® DBS system, the first system with directional lead technology and iOS-based programming features, which we believe will drive demand for DBS therapy. Thus, we estimate 12,500 Parkinson’s disease and essential tremor patients per year are potential candidates for the implantation of deep brain stimulation electrodes utilizing our ClearPoint system. In addition, patients suffering from Dystonia, obsessive compulsion disorder or severe depression may create additional potential procedure opportunities.

●	Laser ablation of the hippocampus – Currently, approximately 260,000 people suffer from drug treatment resistant Epilepsy. We estimate laser ablation of the hippocampus, a small structure in the brain that may serve as the foci of certain types of epileptic seizures, is a viable, minimally invasive therapeutic option for approximately 28,000 patients annually.

●	Laser ablation for brain tumors and radiation necrosis – For small, deep-seated tumors, navigating the laser ablation device to the exact target is challenging and necessary to avoid the inadvertent destruction of healthy brain tissue. Accordingly, we estimate laser ablation for treating brain tumors and post-radiation necrosis represents the potential for approximately 8,000 procedures per year.

●	Brain tumor biopsy – For smaller, harder to reach brain tumors or those near critical structures (the brain stem or large blood vessels), navigating the surgical field so that the biopsy needle reaches the brain tumor and accurately acquires a representative sample of the tumor is paramount. As a result, we estimate brain tumor biopsies represent the potential for approximately 3,000 procedures per year.

●	Brain direct drug delivery – The blood-brain barrier prevents large-molecule, and nearly all small-molecule, neurotherapeutics from reaching the brain. Several pharmaceutical and biotech companies are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier, which may enable the development of treatments for Parkinson’s disease, Huntington’s disease and certain types of cancers. If our ClearPoint system were to become the standard approach to local drug delivery in the brain, we believe the impact on our financial performance could be significant. However, these treatments are subject to FDA-mandated clinical trial requirements, which are expensive and time consuming to conduct, and thus, it is too early in the development cycle to estimate the potential of, and our ability to capitalize on, this market opportunity with a reasonable amount of certainty.

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

ClearPoint Disposables. The disposable components of our ClearPoint system consist primarily of our SmartFrame trajectory device, a hand controller and related accessories. Our SmartFrame device is an adjustable trajectory guide that attaches to the patient’s skull and holds the targeting cannula. The hand controller attaches to our SmartFrame device, and it is used by the physician to adjust the roll, pitch, and X and Y orientation of the targeting cannula while the patient is in the MRI scanner. The accessories include all other components necessary to facilitate the MRI-guided neurological procedure, such as our SmartGrid patch, which is an MRI-visible marking grid that enables rapid localization of the entry position into the brain, and our customized surgical draping, which creates a sterile field within the MRI scanner. For drug delivery procedures, our SmartFlow cannula, which is an MRI-compatible injection and aspiration cannula, serves as the vehicle for the delivery of the compound.

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

The ClearTrace Cardiac Intervention System

Our second product platform, the ClearTrace system, is a product candidate designed to allow catheter-based minimally invasive procedures in the heart to be performed using continuous, intra-procedural MRI guidance. However, further development of ClearTrace has been suspended, as we devote our resources to the continued development and commercialization of ClearPoint.

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

Unlike the Cath Lab or EP Lab, we believe the ClearTrace system, once we have completed its development, will provide a continuous, high resolution, four-dimensional imaging environment (the fourth dimension being time), which will include detailed visualization of cardiac tissue, along with the cardiac catheters used to deliver the therapy. We believe that this new imaging capability is required for the next generation of interventional cardiac therapies. In addition, we anticipate that the ClearTrace system will eliminate all radiation exposure for both the patient and physician from the X-ray utilized in current procedures. Under current catheter-based treatments utilizing fluoroscopy, radiation exposure can exceed 45 minutes and require intravenous contrast dye which, in large quantities, is toxic to the kidneys. We believe that the attributes of our ClearTrace system could position it to be the therapy of choice for cardiac ablation procedures to treat cardiac arrhythmias, and the ideal platform for delivering future biologic therapies to treat heart failure and other similar cardiac disorders.

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

Brainlab

In April 2011, we entered into a co-development and distribution agreement with Brainlab. Our agreement with Brainlab expired in April 2016; however, Brainlab continues to serve as a distributor on a purchase order basis.

As part of the closing of the restructuring of a note payable to Brainlab, we entered into a worldwide, non-exclusive, non-transferable license with Brainlab on April 4, 2016, which allows Brainlab to develop proprietary software to support our SmartFrame device, for use in neurosurgery. The License Agreement will not affect our ability to continue to independently develop, market and sell our own software for the SmartFrame device.

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

In February 2014, we entered into a new development agreement with Siemens, which replaced our May 2009 agreement. The new development agreement contemplates that, with cooperation, assistance and technical support from Siemens, we would develop the commercial version of the research software platform created by Siemens under our original agreement, which software would serve as the software component of our ClearTrace system. Upon completion of development, subject to appropriate regulatory clearance or approval, we would then sell the software as our own product, and the software would serve as the software component of our ClearTrace system.

Under the development agreement, Siemens developed, at our cost, certain software features, or host features, for certain of Siemens’ MAGNETOM MRI systems. The host features will enable the connection of our software and catheters to those MAGNETOM systems. The host features, which are owned by Siemens, run within the MRI scanner system. The host features will then connect to our software, which will operate on a separate computer workstation, and enable the performance of MRI-guided cardiac ablation procedures. Siemens agreed to maintain technical compatibility of the host features with our software for the term of the development agreement.

The development agreement provides for certain commercial exclusivity, generally extending for a period of four years following the European product release date of the host features, which occurred in October 2014, in the field of MRI-guided catheter-based cardiac electrophysiology using catheters that are actively tracked by the MRI scanner. During that period and within that field, or the exclusivity field, Siemens agreed that it will not engage in certain actions and activities, the intention being that we will have the exclusive opportunity to commercialize MRI-guided catheter-based cardiac electrophysiology with active catheter tracking with Siemens MRI systems. Likewise, during that exclusivity period and within the exclusivity field, we agreed that we will not sell or otherwise provide to any third party actively tracked catheters for commercial use, within the meaning of the development agreement, that are intended to be used with a non-Siemens MRI system. However, the development agreement provides that, as a condition of continued exclusivity, we must release the software and catheters for our ClearTrace system in the United States or European Union by the end of June 2016. In 2015, we suspended our development activities on our ClearTrace system to enable us to focus our resources on our ClearPoint system, and we have not made any filings seeking regulatory clearance or approval for our ClearTrace system. As a result, we did not meet the June 2016 milestone, and Siemens elected to terminate the exclusivity provisions of the development agreement.

The development agreement also contains a cross-licensing arrangement between us and Siemens. Under that arrangement, each party granted the other party a non-exclusive license to use certain intellectual property rights owned by the granting party and realized in the research software platform developed under the May 2009 agreement. Under our license from Siemens, we may use the licensed intellectual property rights to develop, manufacture and sell software. Under its license from us, Siemens may also use the licensed intellectual property rights to develop, manufacture and sell software.

The term of the development agreement will expire four years following the European product release date of the host features for the applicable Siemens MAGNETOM MRI systems, which occurred in October 2014.

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

Voyager Therapeutics, Inc.

In August of 2016, we entered into a letter agreement with Voyager Therapeutics, Inc. (“Voyager”), which is intended to ensure ongoing supply of our products to Voyager for use in their ongoing clinical trials.

As a result, we have been working with Voyager to develop a secondary source manufacturer, and on other initiatives such as extending the shelf life of our products. Voyager continues to order products from us, and we continue to supply product to Voyager on a purchase order basis. In 2016, Voyager purchased approximately $539,000 of product from us.

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

Presently, our commercialization efforts for our ClearPoint system are being coordinated primarily through our Vice President, Sales, Robert C. Korn, and our Vice President, Marketing, Wendelin C. Maners. As of December 31, 2016, our sales, clinical support and marketing team consisted of 15 employees. We believe that our current sales, clinical support and marketing team is sufficient for our current needs; however, we expect the size of our team to vary with size of the ClearPoint installed base and the volume of procedures utilizing the ClearPoint system.

Given the stage of development of the ClearTrace system, we have not developed a sales and marketing plan to commercialize ClearTrace either inside or outside the United States.

Research and Development

Continued innovation through research and development is important to our future success. As of December 31, 2016, our research and development team consisted of seven employees. We have assembled an experienced team with recognized expertise in both the development of medical devices and advanced MRI technologies, including interventional MRI microcoils and catheters. We believe that our current research and development team is sufficient for our current needs; however, we may increase the size of our team depending on the progress of our ongoing research and development efforts. Our principal research and development goals are to continue to enhance our ClearPoint system and, resources permitting, to complete development of our ClearTrace system.

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

Patents and Patent Applications

We have a significant patent portfolio in the field of MRI-guided interventions. As of December 31, 2016, we wholly-owned, co-owned or licensed a total of 76 United States patents and 31 United States patent applications, as well as various foreign patents and foreign patent applications corresponding with many of our United States patents and applications. Our owned, issued patents expire at various dates beginning in 2020. Our licensed, issued patents began to expire at various dates beginning in 2016. Some of our patents and patent applications are co-owned by Boston Scientific, and, with respect to those patents and patent applications, we have licensing and cross-licensing arrangements in place with Boston Scientific. As a result of those arrangements, we have exclusive rights to all fields outside neuromodulation and implantable medical leads for cardiac applications, and we have licensed the fields of neuromodulation and implantable medical leads for cardiac applications to Boston Scientific.

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

ClearPoint System

Currently, we are not aware of any other company that offers a direct MRI-guided stereotactic system for neurological interventions, although two companies, Monteris Medical Inc. and Medtronic, PLC offer devices for laser ablation under direct MRI guidance. In addition, companies such as Brainlab, Medtronic, PLC, Elekta AB, FHC Inc., Integra Life Sciences, and Neurologica Corporation, a subsidiary of Samsung Electronics Co., offer devices and systems for use in conventional stereotactic neurological procedures, such as surgical navigation workstations, frame-based and frameless stereotactic systems, portable computer tomography scanners and computer-controlled guidance systems, and these devices and systems are competitive with our ClearPoint system. Additionally, we could also face competition from other medical device, biotechnology and pharmaceutical companies that have the technology, experience and capital resources to develop alternative therapy methods, including MRI-guided technologies. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we have.

ClearTrace System

At least one company, Imricor Medical Systems, Inc., has received CE mark for the Advantage-MR EP Recorder/Stimulator System and Vision-MR Ablation Catheter, which are in clinical trials in Europe. At least one other company, Philips Healthcare, has a research and development effort in this field. We are not aware of any potential competitive advantages or disadvantages relative to any such system under development; however, if any such company develops and achieves commercial success for a direct MRI-guided cardiac ablation system, the ClearTrace system could be rendered non-competitive.

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

We are aware of two companies, Hansen Medical (a subsidiary of Auris Surgical Robotics) and Stereotaxis, Inc., which currently market, or have marketed, systems to remotely control catheters during interventional cardiac ablation and other procedures using either robotic or magnetic steering. The nature of these systems potentially could provide better control over the catheter compared to manual manipulation by the physician; however, these systems do not provide the physician with detailed intra-procedural visualization of the cardiac tissue. Also, other manufacturers are attempting to market devices that access the exterior of the heart wall through an endoscopic surgical technique called thoracoscopy to treat atrial fibrillation. Because this procedure was developed recently, the clinical advantages and disadvantages of this approach compared to a catheter-based approach inside the heart have not been established. Therefore, we are not aware of any competitive advantages or disadvantages of this procedure relative to the anticipated ClearTrace system procedure.

Additionally, we will face competition from large companies who are engaged in the development and marketing of products for other treatments of cardiac arrhythmias. Their products include drugs, implantable devices, such as implantable defibrillators and pacemakers, and the devices used in open-heart surgery.

Many of our potential competitors have an established presence in the field of cardiac electrophysiology, including cardiac ablation, such as Biosense Webster Inc., a division of Johnson & Johnson, Boston Scientific, Cardio Focus, Inc., Medtronic, PLC and St. Jude Medical. These potential competitors have substantially greater financial and other resources than we do, including larger research and development staffs and more experience and greater capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory clearances or approvals, and manufacturing, marketing and distributing products.

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

If the FDA issues an order declaring the device to be Not Substantially Equivalent, or NSE, the device is placed into a Class III or PMA category. At that time, a company can request a de novo classification of the product. A de novo classification generally applies where there is no predicate device and the FDA believes the device is sufficiently safe so that no PMA should be required. The request must be in writing and sent within 30 days from the receipt of the NSE determination. The request should include a description of the device, labeling for the device, reasons for the recommended classification and information to support the recommendation. The de novo classification process has a 60-day review period. If the FDA classifies the device into Class II, a company will then receive an approval order to market the device. This device type can then be used as a predicate device for future 510(k) submissions. However, if the FDA subsequently determines that the device will remain in the Class III category, the device cannot be marketed until we have obtained an approved PMA.

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

The FDA is currently considering proposals to reform its 510(k) marketing clearance process, and such proposals could include increased requirements for clinical data and a longer review period. Specifically, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the 510(k) program, and in July 2014, published a new guidance document governing the review process for the clearance of medical devices. Specifically, the FDA has adopted new practices related to the acceptance of 510(k) applications which could place a higher standard on data and evidence provided to the FDA and a reduced ability to definitionally (i.e. same intended use, same technological characteristics) consider other devices as potential predicates. The FDA intends these reform actions to improve the efficiency and transparency of the 510(k) clearance process, as well as bolster patient safety.

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

Federal Civil False Claims Act and State False Claims Laws

The federal civil False Claims Act imposes liability on any person or entity that, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program, including Medicare and Medicaid. The “qui tam” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. Medical device companies, like us, can be held liable under false claims laws, even if they do not submit claims to the government where they are deemed to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements with customers that file claims.

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

Employees

As of December 31, 2016, we had 33 full time employees, of whom seven were engaged primarily in research and development, seven in manufacturing and quality assurance, 15 in sales, clinical support and marketing, and four in administrative and finance functions. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Our independent registered public accounting firm has expressed in its report to our 2016 audited financial statements a substantial doubt about our ability to continue as a going concern.

We have not yet generated sufficient revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has included in its report on our consolidated financial statements as of and for the year ended December 31, 2016 an explanatory paragraph in which is expressed a substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This explanatory paragraph with respect to our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may continue to include such an explanatory paragraph. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.

We have a significant amount of debt, including: (i) a senior secured note payable to Brainlab, or the Brainlab Note, which was originally issued to Brainlab on April 5, 2011, and subsequently amended and restated on March 6, 2013 and on April 4, 2016, that matures in December 2018, with an aggregate principal amount of $2.0 million bearing interest at 5.5% annum, compounded simply, paid quarterly in arrears; (ii) notes payable to certain holders that mature in March 2019, with an aggregate principal amount of approximately $2.0 million payable at maturity and interest accruing at 12% per annum payable semi-annually, or the 2014 Secured Notes; and (iii) notes payable to certain holders that mature in November 2020 with both principal of $3.0 million and interest accruing at 3.5% per annum payable in a single installment upon maturity, or the 2010 Secured Notes, and together with the Brainlab Note and the 2014 Secured Notes, the Notes. Our obligations under the Notes are secured by all of our existing property and assets, with the Brainlab Note having a first priority followed in order by the 2014 Secured Notes and the 2010 Secured Notes. The Notes may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. The Notes will require us to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our commercialization efforts and other general corporate activities. To the extent additional debt is added to our current debt levels, the risk described above could increase.

We may need additional funding for our business, and we may not be able to raise capital when needed or on terms that are acceptable to us, which could force us to delay, reduce or eliminate our commercialization efforts or our product development programs.

The cumulative net loss from our inception through December 31, 2016 was $94 million. Net cash used in operations was $5.8 million for the year ended December 31, 2016. Since our inception, we have financed our operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent such financing activities consist of: (i) a September 2016 private placement of equity, which resulted in net proceeds of $4.1 million; (ii) along with the September 2016 private placement, a simultaneous sale of units (consisting of common stock and warrants to purchase common stock) to certain existing holders of the Company’s convertible promissory notes and common stock warrants issued by the Company in connection therewith, resulting in the conversion of notes into units and the adjustment of the exercise price of existing warrants (the transactions described in this clause (ii) are also referred to herein as the Note Conversion); (iii) an April 2016 restructuring of our existing debt to Brainlab, including the issuance to Brainlab of shares of our common stock and warrants to purchase additional shares of our common stock; (iv) a December 2015 private placement of equity, which resulted in net proceeds of $4.7 million; (v) a December 2014 private placement of equity, which resulted in net proceeds of $9.4 million; and (vi) a March 2014 private placement of debt and warrants, which resulted in net proceeds of $3.5 million. In addition, in March 2014, we completed a transaction with Boston Scientific that resulted in the cancellation of $4.3 million in related party convertible notes payable held by Boston Scientific which were scheduled to mature in 2014.

Our plans reflect our anticipation of increases in revenues from sales of the ClearPoint system and related disposable products as a result of greater utilization at existing installed sites and the installation of the ClearPoint system at new sites. We also anticipate maintaining recurring operating expenses at historical levels, with expected decreases in general and administrative expenses, resulting primarily from the completed operational restructuring, being offset by increases in selling and marketing expenses associated with the anticipated growth in revenues. However, there is no assurance that we will be able to achieve anticipated results, and even in the event such results are achieved, we expect to continue to consume cash in operations over at least the next twelve months.

As a result of the foregoing, we believe it may be necessary to seek additional sources of funds from the sale of equity or debt securities, which likely would result in dilution to ownership interests, or from the establishment of a credit facility. There is no assurance, however, that we will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing we do obtain will be sufficient to meet our needs. If we are not able to obtain the additional financing on a timely basis, we may be unable to achieve anticipated results, and may not be able to meet other obligations as they become due. An inability to obtain a sufficient amount of additional funding would create substantial doubt as to our ability to continue as a going concern.

The funding requirements for our business will depend on many factors, including:

●	the timing of broader market acceptance and adoption of our ClearPoint system products;
●	the scope, rate of progress and cost of our ongoing product development activities relating to our ClearPoint system;
●	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;
●	the cost and timing of establishing inventories at levels sufficient to support our sales;
●	the scope, rate of progress and cost of our research and development activities relating to our ClearTrace system;
●	the effect of competing technological and market developments;
●	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;
●	the cost and timing of any clinical trials;
●	the cost and timing of regulatory filings, clearances and approvals; and
●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Raising additional funds may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we secure additional funds through arrangements with a strategic or other collaboration partner, we may have to relinquish valuable rights to our technologies, products or product candidates or grant licenses on terms that are not favorable to us. Any of these events could adversely affect our ability to achieve our commercialization and/or product development goals and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems.

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

Although we do not provide healthcare services or receive payments directly from Medicare, Medicaid or other third-party payors for our products or the procedures in which our products may be used, many state and federal healthcare laws and regulations governing financial relationships between medical device companies and healthcare providers apply to our business and we could be subject to enforcement by both the federal government, private whistleblowers and the states in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

●	The federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or providing any kickback, bribe or other remuneration, directly or indirectly, in exchange for or to induce the purchase, lease or order, or arranging for or recommending of, any item or service for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs.

●	Federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other federally-funded healthcare programs that are false or fraudulent, or are for items or services not provided as claimed, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices. Changes to the federal false claims law enacted as part of the Affordable Care Act will likely increase the number of whistleblower cases brought against providers and suppliers of health care items and services.

●	HIPAA, which established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services.

●	State and foreign law equivalents of each of the above federal laws, such as: (i) anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and (ii) the Foreign Corrupt Practices Act, which may apply to interactions with foreign government officials, including physician employees of a foreign government entity, by our employees and third-party business partners.

●	The Affordable Care Act, which imposes certain reporting obligations on manufacturers of drugs, devices and biologics. Specifically, such manufacturers are required to report payments or other transfers of value to or on behalf of a physician or teaching hospital by such manufacturers, as well as any ownership or investment interest held by physicians in such manufacturers. Violations of the reporting requirements are subject to civil monetary penalties.

●	The Affordable Care Act also grants the Office of Inspector General additional authority to obtain information from any individual or entity to validate claims for payment or to evaluate the economy, efficiency or effectiveness of the Medicare and Medicaid programs, expands the permissible exclusion authority to include any false statements or misrepresentations of material facts, enhances the civil monetary penalties for false statements or misrepresentation of material facts, and enhances the Federal Sentencing Guidelines for those convicted of federal healthcare offenses.

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

In addition, we may provide customers with information on products that could be deemed to influence their coding or billing practices, and may have sales, marketing or other arrangements with hospitals and other providers that could also be the subject of scrutiny under these laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If the physicians or other providers or entities with which we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

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

Changes in legislation, regulation and government policy as a result of the 2016 U.S. presidential and congressional elections may have a material adverse effect on our business in the future.

The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers and suppliers. Legislative and regulatory proposals discussed during and after the election that could have a material direct or indirect impact on us include, but are not limited to, a disallowance of the deduction for net interest expense, a tax on existing unrepatriated foreign earnings, restrictions on imports and exports, modifications to international trade policy, including withdrawal from trade agreements, environmental regulation, changes to immigration policy, changes to health insurance legislation and the imposition of tariffs and other taxes on imports. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, prospects, financial condition, results of operations, or cash flows.

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

Risks Related to Our Common Stock

Our common stock may be traded infrequently and in low volumes, so stockholders may be unable to sell their shares of common stock at or near the quoted bid prices if they need to sell their shares.

The shares of our common stock may trade infrequently and in low volumes in the over-the-counter market, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume. Even if we come to the attention of such institutionally oriented persons, they may be risk-averse in the current economic environment and could be reluctant to follow a company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give any assurance that a broader or more active public trading market for our shares will develop or be sustained. Due to these conditions, we can give no assurance that stockholders will be able to sell their shares at or near bid prices or at all if they need money or otherwise desire to liquidate their shares. As a result, investors could lose all or part of their investment.

Our common stock has historically been treated as a “penny stock,” which places restrictions on broker-dealers recommending the stock for purchase, and it may be treated as a “penny stock” in the future.

Our common stock has historically been defined as a “penny stock” under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and its rules. The Securities and Exchange Commission, or SEC, has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

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

The market price of our common stock may be highly volatile, and stockholders may not be able to resell their shares at or above the price at which stockholders purchased them.

Companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The market price of our common stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	Inability to obtain additional funding;
●	Failure to develop successfully our products;
●	Changes in laws or regulations applicable to future products;
●	Inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
●	Adverse regulatory decisions;
●	Introduction of new products, services or technologies by our competitors; failure to meet or exceed financial projections we may provide to the public;
●	Failure to meet or exceed the financial projections of the investment community;
●	Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	Additions or departures of key personnel;
●	Significant lawsuits, including patent or stockholder litigation;
●	Changes in the market valuations of similar companies;
●	Sales of our common stock by us or our stockholders in the future; and
●	Trading volume of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.

As of December 31, 2016, almost all of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of common stock pursuant to Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to substantial limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

We have not paid dividends in the past and do not expect to pay dividends in the future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payments of dividends present in any of our future debt agreements and other factors our Board of Directors may deem relevant. If we do not pay dividends, a return on stockholders’ investments will only occur if our stock price appreciates.

Anti-takeover provisions in our certificate of incorporation, bylaws and Delaware law could prevent or delay a change in control.

We have 200,000,000 shares of common stock authorized. As a result, our Board will be able to issue a substantial number of additional shares of common stock, without seeking stockholder approval. In addition, provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger, acquisition or change of control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been traded on the over-the-counter market since May 21, 2012, under the symbol “MRIC.” The following table provides the high and low bid information for our common stock during the periods indicated, giving retroactive effect to a 1:40 reverse split of our common stock effectuated in July 2016 (the “Reverse Split”). This bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prior to May 21, 2012, there was no established public trading market for our common stock.

Quarter Ended	High Bid	Low Bid
Fiscal 2016
Fourth Quarter 2016 (through December 31, 2016)	$6.30	$1.99
Third Quarter 2016 (through September 30, 2016)	$14.00	$4.00
Second Quarter 2016 (through June 30, 2016)	$20.00	$6.00
First Quarter 2016 (through March 31, 2016)	$19.20	$10.40
Fiscal 2015
Fourth Quarter 2015 (through December 31, 2015)	$26.40	$12.80
Third Quarter 2015 (through September 30, 2015)	$45.20	$22.80
Second Quarter 2015 (through June 30, 2015)	$58.40	$37.60
First Quarter 2015 (through March 31, 2015)	$42.80	$28.40

Holders

As of February 1, 2017, we had 3,622,032 shares of common stock outstanding and no shares of preferred stock outstanding. As of February 1, 2017, we had approximately 539 stockholders of record. In addition, as of February 1, 2017, options and warrants to purchase 2,347,168 shares of common stock were outstanding.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	187,191	$33.64	6
Equity compensation plans not approved by stockholders(1)(2)(3)(4)(5)(6)(7)	150,250	$54.19	64
Total	337,441	$42.79	70

(1)	The information presented in this table is as of December 31, 2016, and after giving effect to the Reverse Split.
(2)	We adopted our 2010 Non-Qualified Stock Option Plan in December 2010. The plan provided for the issuance of non-qualified stock options to purchase up to 64,141 shares of our common stock. We ceased making awards under the plan upon the adoption of our 2012 Incentive Compensation Plan. As of December 31, 2016, options to purchase 53,625 shares of our common stock were outstanding under the 2010 Non-Qualified Stock Option Plan.
(3)	In November 2012 and November 2014, we entered into written compensatory contracts with Robert C. Korn, our Vice President, Sales, pursuant to which we awarded Mr. Korn non-qualified stock options to purchase 3,750 shares and 2,500 shares, respectively, of our common stock.
(4)	In December 2013, we adopted our 2013 Non-Employee Director Equity Incentive Plan. The plan provides for the issuance of awards with respect to an aggregate of 14,250 shares of our common stock. As of December 31, 2016, awards with respect to 10,375 shares of our common stock were outstanding under the 2013 Non-Employee Director Equity Incentive Plan.
(5)	In October 2014, we entered into a written compensatory contract with Francis P. Grillo, our Chief Executive Officer, pursuant to which we awarded Mr. Grillo non-qualified stock options to purchase 60,000 shares of our common stock.
(6)	In December 2014, we entered into a written compensatory contract with Wendelin C. Maners, our Vice President, Marketing, pursuant to which we awarded Ms. Maners non-qualified stock options to purchase 8,750 shares of our common stock.
(7)	In March 2015, we entered into a written compensatory contract with Harold A. Hurwitz, our Chief Financial Officer, pursuant to which we awarded Mr. Hurwitz non-qualified stock options to purchase 11,250 shares of our common stock.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all of our product revenues for the years ended December 31, 2016 and 2015 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system for commercial use. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of December 31, 2016, we had an accumulated deficit of approximately $94 million. We may continue to incur operating losses as we commercialize our ClearPoint system products, continue to develop our ClearTrace system, and expand our business.

Factors Which May Influence Future Results of Operations

The following is a description of factors which may influence our future results of operations, and which we believe are important to an understanding of our business and results of operations.

Revenues

In 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. Future revenues from sales of our ClearPoint system products are difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses. We cannot sell our ClearTrace system for commercial use until we receive regulatory clearance or approval.

Generating recurring revenues from the sale of disposable products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our ClearPoint disposable products. Our product revenues were approximately $5.6 million for the year ended December 31, 2016.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and our ClearTrace system components (prior to the suspension of such development). Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; sponsored research and product development with third parties; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system; (ii) resume our ClearTrace system product development efforts; and (iii) expand our research to apply our technologies to additional product applications. From our inception through December 31, 2016, we have incurred approximately $48 million in research and development expenses.

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

(2)	Development Service Revenues — Under the terms of an agreement that called for us to provide development services to a third party, we earned revenue equal to costs incurred for outside expenses related to the development services provided, actual direct internal labor costs (including the cost of employee benefits), and an overhead markup of the direct internal labor costs incurred. Revenue was recognized in the period in which we incurred the related costs.

(3)	Other Service Revenues — Other service revenues are comprised of installation fees, training fees, shipping fees and service fees charged in connection with ClearPoint system installations and ClearPoint system service agreements. Typically, we bill upfront for service agreements, which have terms ranging from one to three years. These amounts are recognized as revenues ratably over the term of the related service agreement.

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

Derivative Liabilities. Our derivative liabilities arise from: (a) a conversion feature related to the Brainlab Note; and (b) warrants issued in connection with certain private placements of shares our common stock. The fair values of the conversion feature and the warrants are presented as liabilities based on the terms of the conversion feature that allow for potential conversion at a price that may be less than market value on the date of conversion, and the terms of the warrants that bear certain net cash settlement and exercise price reset, or “down round,” provisions. These derivative liabilities, which are recorded on our consolidated balance sheets, are calculated utilizing the Monte Carlo simulation valuation method. Changes in the fair values of these warrants are recognized as other income or expense in the related statement of operations.

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

Results of Operations

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

	Year Ended December 31,		Percentage
($’s in thousands)	2016	2015	Change
Product revenues	$5,613	$4,416	27%
Development service revenues	-	37	(100)%
Other service revenues	136	141	(3)%
Total revenues	5,749	4,594	25%
Cost of product revenues	2,643	1,987	33%
Research and development costs	2,628	1,957	34%
Selling, general and administrative expenses	7,967	8,371	(5)%
Restructuring charges	-	1,253	(100)%
Other income (expense):
Gain on change in fair value of derivative liabilities	1,066	1,540	(31)%
Loss on debt restructuring	(812)	-	NM
Other income, net	216	231	(6)%
Interest expense, net	(1,051)	(1,246)	16%
Net loss	(8,070)	(8,449)	4%

NM= not meaningful

Product Revenues. Product revenues were $5.6 million for the year ended December 31, 2016, and $4.4 million for the year ended December 31, 2015, an increase of $1.2 million, or 27%.

ClearPoint disposable product sales in 2016 were $4.8 million, compared with $3.5 million in 2015, representing an increase of $1.3 million, or 36%, substantially due to an increased volume of procedures performed using our ClearPoint system within a larger installed base for ClearPoint in 2016, relative to 2015. Disposable product price increases were implemented in early 2016, did not extend to the entire disposable product line and averaged approximately 1% for a typical customer order.

ClearPoint reusable product sales in 2016 were $831,000, compared with $907,000 in 2015, representing a decrease of $76,000, or 8%. Sales of our reusable products, which consist primarily of computer hardware and software bearing sales prices that are appreciably higher than those for disposable products, may vary, sometimes significantly, from period to period. Reusable product price increases were implemented in early 2016, did not extend to our entire reusable product line and averaged approximately 7% for a typical customer order.

Cost of Product Revenues. Cost of product revenues was $2.6 million in 2016, as compared with $2.0 million in 2015, representing gross margin on product revenues of 53% for 2016, compared to 55% for 2015. The decrease in gross margin was due primarily to: (a) differences between 2015 and 2016 in the equipment configuration of ClearPoint systems sold that resulted in: (i) hardware configurations sold in 2016 bearing an aggregate gross margin that was 23 percentage points lower than hardware configurations sold in 2015; and (ii) a decrease from 2015 to 2016 in software revenues, which bear higher gross margins than hardware; (b) an increase of $254,000 from 2015 to 2016 in charges to the provision for obsolete and expired product; and (c) a $296,000 increase in 2016, relative to 2015, in the allocation of indirect labor to production activities, commensurate with our transition from research and development to commercial activities; that were partially offset by increases in 2016, relative to 2015, in average unit selling prices and decreases in 2016, relative to 2015, in average unit costs due to more favorable pricing from vendors resulting from higher order quantities.

Research and Development Costs. Research and development costs were $2.6 million in 2016, compared to $2.0 million in 2015, an increase of $671,000, or 34%. The increase was due primarily to: (a) an increase of $253,000 in connection with our development of the next generation of the ClearPoint operating system; (b) an increase of $325,000 related to intellectual property costs; (c) an increase of $83,000 for other professional fees and consultants; and (d) an increase of $61,000 in personnel costs. Partially offsetting these items was a $168,000 increase in departmental costs allocated to production activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.0 million in 2016, compared with $8.4 million in 2015, a decrease of $403,000, or 5%. The decrease was primarily attributable to: (a) a decrease of $568,000 in personnel costs, which includes share-based compensation, and travel and entertainment expenses; (b) an increase of $221,000 in the allocation of departmental resources to production activities; (c) a decrease of $81,000 in medical device excise taxes, suspended by federal legislation for a two-year period beginning January 1, 2016; and (d) a decrease of $58,000 in non-personnel related marketing expenses. Partially offsetting these factors were increases of $180,000 in public company costs and $265,000 in professional fees. With respect to professional fees, in August 2016, we elected to suspend efforts then underway to sell equity units through a public offering and instead commenced a private placement of equity units through the 2016 PIPE, as discussed in Note 7 to the Consolidated Financial Statements included elsewhere in this Annual Report. Upon suspension of those public offering efforts, we capitalized certain related legal and other costs, amounting to $459,000, in anticipation of resuming public offering efforts within an estimated six-month time frame. In December 2016, we determined that a future public offering we might consider was not likely to be commenced within this six-month time frame, and accordingly, in the fourth quarter of 2016, we recorded a charge of $459,000 to general and administrative expense.

Restructuring Charges. In March 2015, we announced the consolidation of all major business functions into our Irvine, California headquarters. In connection with this consolidation, we closed our Memphis, Tennessee office in May 2015. We did not retain any of our Memphis-based employees. A total of seven employees were impacted by the consolidation, including three of our executives. As a result, we incurred expense of $1.3 million primarily related to termination costs, including the modifications of option terms, in 2015.

Other Income (Expense). In 2016 and 2015, we recorded gains of $1.1 million and $1.5 million, respectively, resulting from changes in the fair value of our derivative liabilities. In 2016, such derivative liabilities related to: (a) the issuance of warrants in connection with 2012 and 2013 private placement transactions; and (b) the amendments, in June and August 2016, of certain notes to add contingent conversion terms and potential down round pricing protection of warrants issued in connection with such notes, as discussed below and in Note 6 to the Consolidated Financial Statements included elsewhere in this Annual Report. In 2015, derivative liabilities were limited to the issuance of warrants in connection with the 2012 and 2013 private placement transactions.

In April 2016, we entered into a securities purchase agreement with Brainlab (the “2016 Purchase Agreement”) under which the Brainlab Note was restructured and, among other items, we: (i) entered into a patent and technology license agreement with Brainlab (the “License Agreement”) for software relating to our SmartFrame device, in consideration for the cancellation of $1.0 million of the principal amount of the Brainlab Note; and (ii) issued to Brainlab, in consideration for the cancellation of approximately $1.3 million of the principal amount of the Brainlab Note, 99,310 units, consisting of one share of our common stock, a Series A Warrants to purchase 0.4 share of common stock and a Series B Warrants to purchase 0.3 shares of common stock. Execution of the 2016 Purchase Agreement constituted a debt extinguishment under GAAP, necessitating us to record a restructuring gain of $941,000 representing the difference between (a) the aggregate fair value of the License Agreement, which had no cost basis on our consolidated balance sheets, and the equity units, and (b) the aggregate principal amount of the Brainlab Note cancelled as consideration.

In June 2016, we entered into amendments with Brainlab, with respect to the New Brainlab Note, and with two holders of the 2014 Secured Notes, one of whom is a trust for which one of our non-employee directors serves as a trustee. Pursuant to the amendments, the parties agreed that, in the event we close a qualified public offering: (i) $2,000,000 of the principal balance of those notes, plus all unpaid accrued interest on that amount, will automatically convert into the security offered in the qualified public offering, based on the public offering price of that security; and (ii) the exercise price for 46,207 shares of common stock underlying warrants issued in connection with those notes will be reduced, to equal the greater of (x) the public offering price of the security offered in the qualified public offering, or (y) if the security offered in the qualified public offering is or includes convertible stock or common stock warrants, the highest price per whole share for which our common stock is issuable upon conversion of such convertible stock or upon exercise of such common stock warrants. Execution of the amendments constituted debt extinguishments under GAAP, necessitating us to record, on June 30, 2016, a debt restructuring loss of $820,000, representing the aggregate difference in fair value between: (a) the sum of the fair value of amended notes plus the fair value of the derivative liabilities created by the amendments; and (b) the carrying value of the notes immediately prior to the execution of the amendments.

On August 31, 2016, we entered into second amendments with the two holders of 2014 Secured Notes described in the preceding paragraph pursuant to which the parties agreed that, in the event we close a PIPE Transaction: (i) an aggregate $1.75 million of aggregate principal balance of notes would automatically convert into the security offered by us in the 2016 PIPE, based on the offering price of that security in the 2016 PIPE; and (ii) the exercise price for shares of common stock that may be purchased upon exercise of warrants issued in connection with the issuance of such notes will be reduced to equal the greater of (x) the offering price of the security offered in the 2016 PIPE, or (y) if the security offered in the 2016 PIPE is or includes convertible stock or common stock warrants, the highest price per whole share for which our common stock is issuable upon conversion of such convertible stock or upon exercise of such common stock warrants. Execution of the second amendments constituted a debt extinguishment under GAAP, necessitating us to record a debt restructuring loss of $933,000, representing the aggregate difference in the fair value of the derivative liabilities created by the June 2016 amendments described in the preceding paragraph between the points in time (i) immediately preceding, and (ii) immediately subsequent to, the execution of the second amendments.

Net other income did not significantly fluctuate, amounting to $216,000 and $231,000 in 2016 and 2015, respectively.

Net interest expense was $1.1 million and $1.2 million in 2016 and 2015, respectively. The decrease was due primarily to the reduced principal balance of the New Brainlab Note and the two 2014 Secured Notes resulting from the restructuring of those notes as described above.

Liquidity and Capital Resources

The cumulative net loss from the Company’s inception through December 31, 2016 was $94 million. Net cash used in operating activities was $5.8 million for the year ended December 31, 2016 and $8.6 million for the year ended December 31, 2015. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent such financing activities consist of: (i) a September 2016 private placement of equity, which resulted in net cash proceeds of $3.8 million and the conversion of $1.75 million in debt (the “2016 PIPE”); (ii) a December 2015 private placement of equity, which resulted in net cash proceeds of $4.7 million; (iii) a December 2014 private placement of equity, which resulted in net cash proceeds of $9.4 million; and (iv) a March 2014 private placement of debt and warrants, which resulted in net cash proceeds of $3.5 million.

Our plans for the next twelve months reflect management’s anticipation of increases in revenues from sales of the ClearPoint system and related disposable products as a result of greater utilization at existing installed sites and the installation of the ClearPoint system at new sites. Management also anticipates maintaining recurring operating expenses at historical levels, with expected decreases in general and administrative expenses being offset by increases in selling and marketing expenses associated with the anticipated growth in revenues. However, there is no assurance that we will be able to achieve our anticipated results, and even in the event such results are achieved, we expect to continue to consume cash in our operations over at least the next twelve months.

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

Cash Flows

Cash activity for the years ended December 31, 2016 and 2015 is summarized as follows:

	Years Ended December 31,
($s in thousands)	2016	2015
Cash used in operating activities	$(5,820)	$(8,637)
Cash used in investing activities	(101)	(77)
Cash provided by financing activities	3,828	4,879
Net change in cash and cash equivalents	$(2,093)	$(3,835)

Net Cash Flows from Operating Activities. We used $5.8 million and $8.6 million of cash for operating activities in 2016 and 2015, respectively.

In 2016, uses of cash in operating activities primarily consisted of: (i) our $8.1 million loss; and (ii) a $38,000 increase in prepaid expenses and other current assets. These uses were partially offset by: (a) decreases in accounts receivable of $352,000 and in inventory of $72,000; (b) increases in accounts payable and accrued expenses of $178,000, and in deferred revenue of $107,000; (c) non-cash expenses included in our net loss aggregating $2.6 million and consisting of depreciation and amortization, share-based compensation, expenses paid through the issuance of common stock, loss on debt restructuring, loss on retirement of equipment, and amortization of debt issuance costs and original issue discounts, partially offset by a $1.1 million decrease in the fair value of our derivative liabilities.

In 2015, uses of cash in operating activities primarily consisted of: (i) our $8.4 million net loss; (ii) a reduction of accounts payable and accrued expenses of $436,000; and (iii) increases in accounts receivable of $749,000 and in prepaid expenses and other current assets of $68,000. These uses were partially offset by: (a) decreases in inventory of $68,000, and in other assets of $10,000; (b) an increase in deferred revenue of $13,000; and (c) non-cash expenses included in our net loss aggregating $2.5 million and consisting of depreciation and amortization, share-based compensation, expenses paid through the issuance of common stock, and amortization of debt issuance costs and original issue discounts, partially offset by a $1.5 million decrease in the fair value of our derivative liabilities.

Net Cash Flows from Investing Activities. Net cash flows used in investing activities in 2016 and 2015 were $101,000 and $77,000, respectively, and consisted primarily of equipment purchases.

Net Cash Flows from Financing Activities. Net cash provided by financing activities in 2016 of $3.8 million reflected primarily net proceeds received from the 2016 PIPE. Net cash provided by financing activities in 2015 of $4.9 million reflected primarily net proceeds received in connection with our December 2015 private placement of equity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of Independent Registered Public Accounting Firm and Financial Statements are set forth on pages F-1 to F-28 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

ITEM 9B. OTHER INFORMATION.

On March 3, 2017, Robert C. Korn, the Vice President, Sales, tendered his voluntary resignation to the Company, to be effective March 31, 2017. Wendelin Maners, who currently serves as our Vice President, Marketing, will assume Mr. Korn’s responsibilities. In connection therewith, Ms. Maners’ new title will be Vice President, Sales and Marketing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Exchange Act in connection with our 2017 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Exchange Act in connection with our 2017 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Exchange Act in connection with our 2017 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Exchange Act in connection with our 2017 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Exchange Act in connection with our 2017 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-28, and are included as part of this Annual Report:

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-54575	3.1	May 11, 2012

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc.	8-K	000-54575	3.1	June 8, 2015

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc.	S-1	333-211647	3.3	August 2, 2016

3.4	Amended and Restated Bylaws	10-Q	000-54575	3.2	May 11, 2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen of Common Stock Certificate	S-1	333-211647	4.3	July 6, 2016

4.3	Form of Second Amended and Restated 5.5% Promissory Note, Due December 31, 2018, issued to Brainlab AG by MRI Interventions, Inc.	8-K	000-54575	4.3	March 22, 2016

4.4	Form of Junior Secured Promissory Note Due 2020, as amended by that certain Omnibus Amendment dated as of April 5, 2011, as further amended by that certain Second Omnibus Amendment dated as of October 14, 2011	10	000-54575	4.4	December 28, 2011

4.5	Third Omnibus Amendment to the Junior Secured Promissory Notes Due 2020, dated March 25, 2014	S-1	333-201471	4.5	January 13, 2015

4.6	Form of Warrant issued to purchasers in the July 2012 private placement to purchase shares of common stock of MRI Interventions, Inc.	8-K	000-54575	4.1	July 6, 2012

4.7	Form of Warrant issued to purchasers in the January 2013 private placement to purchase shares of common stock of MRI Interventions, Inc.	8-K	000-54575	4.1	January 22, 2013

4.8	Form of 12% Second-Priority Secured Non-Convertible Promissory Note Due 2019 issued in March 2014 private offering	8-K	000-54575	4.1	March 10, 2014

4.9	Form of Warrant to Purchase Common Stock issued in March 2014 private offering	8-K	000-54575	4.2	March 10, 2014

4.10	Form of Warrant to Purchase Common Stock issued in December 2014 private offering	8-K	000-54575	4.1	December 19, 2014

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.11	Form of Series A Warrant to Purchase Common Stock issued in 2015 private offering	8-K	000-54575	4.1	December 15, 2015

4.12	Form of Series B Warrant to Purchase Common Stock issued in 2015 private offering	8-K	000-54575	4.2	December 15, 2015

4.13	Form of Series A Warrant to Purchase Common Stock issued to Brainlab AG	8-K	000-54575	4.1	March 22, 2016

4.14	Form of Series B Warrant to Purchase Common Stock issued to Brainlab AG	8-K	000-54575	4.2	March 22, 2016

4.15	Form of Omnibus Amendment dated June 30, 2016 by and among MRI Interventions, Inc., and certain holders of MRI Interventions, Inc.’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019	8-K	000-54575	10.1	July 1, 2016

4.16	Form of Omnibus Amendment dated June 30, 2016 to Second Amended and Restated Secured Note Due 2018	8-K	000-54575	10.2	July 1, 2016

4.17	Form of Warrant to Purchase Common Stock issued in connection with August 2016 note conversion	8-K	001-34822	4.1	September 1, 2016

4.18	Form of Second Omnibus Amendment dated August 31, 2016 by and among MRI Interventions, Inc., and certain holders of the Company’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019	8-K	001-34822	10.3	September 1, 2016

10.1†	Master Security Agreement dated April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG	10	000-54575	10.18	December 28, 2011

10.2	Security Agreement by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of March 25, 2014	S-1	333-201471	10.2	January 13, 2015

10.3	Junior Security Agreement by and between SurgiVision, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of November 5, 2010, as amended by that certain First Amendment dated April 5, 2011, and as further amended by that certain Second Amendment dated October 14, 2011	10	000-54575	10.6	December 28, 2011

10.4	Third Amendment to Junior Security Agreement by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated March 25, 2014	S-1	333-201471	10.4	January 13, 2015

10.5†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 20, 1998, as amended by that certain Amendment to License Agreement dated as of January 15, 2000, and as further amended by that certain Addendum to License Agreement entered into on or around December 7, 2004	10	000-54575	10.9	December 28, 2011

10.6†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around December 7, 2006	10	000-54575	10.10	December 28, 2011

10.7†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 30, 2008	10	000-54575	10.21	December 28, 2011
10.8†	Technology License Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.11	March 15, 2012

10.9†	System and Lead Development and Transfer Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Amendment No. 1 dated May 31, 2006, as further amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.12	March 15, 2012

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.10†	Omnibus Amendment No. 3 to Technology License Agreement and System and Lead Development and Transfer Agreement effective February 2, 2012, between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10	000-54575	10.38	March 15, 2012

10.11†	Omnibus Amendment No. 4 to Technology License Agreement and System and Lead Development and Transfer Agreement , between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation, effective March 19, 2014	10-Q/A	000-54575	10.5	August 29, 2014

10.12†	Technology License Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.13	December 28, 2011

10.13†	Omnibus Amendment No. 1 to Technology License Agreement and Development Agreement between MRI Interventions, Inc. and Cardiac Pacemakers, Inc., dated March 19, 2014	10-Q/A	000-54575	10.4	August 29, 2014

10.14†	Development Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.14	December 28, 2011

10.15†	Asset Purchase Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10-Q/A	000-54575	10.2	August 29, 2014

10.16†	Exclusive License Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10-Q/A	000-54575	10.3	August 29, 2014

10.17†	Development Agreement between MRI Interventions, Inc. and Siemens Medical Solutions USA, Inc.	10-Q/A	000-54575	10.1	August 29, 2014

10.18†	Co-Development and Distribution Agreement dated as of April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG, as amended by that certain First Amendment dated as of July 18, 2011	10	000-54575	10.17	March 15, 2012

10.19	Second Amendment to Co-Development and Distribution Agreement, dated March 6, 2013, between MRI Interventions, Inc. and Brainlab AG	8-K	000-54575	10.1	March 7, 2013

10.20†	Master Services and Licensing Agreement dated as of July 20, 2007 by and between SurgiVision, Inc. and Cedara Software Corp., as amended by that certain First Amendment dated January 18, 2011	10	000-54575	10.2	March 15, 2012

10.21†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	8-K	000-54575	10.1	June 26, 2012

10.22†	Third Amendment to the Master Services and Licensing Agreement, dated as of July 28, 2013, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	10-Q	000-54575	10.56	August 14, 2013

10.23	Lease Agreement, dated as of April 21, 2008, by and between Shaw Investment Company, LLC and Surgi-Vision, Inc., as amended by that certain Amendment to Lease dated January 20, 2011, as further amended by that certain Amendment to Lease dated March 26, 2012	10-Q	000-54575	10.27	May 11, 2012

10.24	Second Amendment to Lease Agreement dated as of February 24, 2015, by and between Shaw Investment Company, LLC and MRI Interventions, Inc.	10-K	000-54575	10.24	March 17, 2015

10.25	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to January 2013 private offering	8-K	000-54575	10.1	January 22, 2013

10.26	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto	8-K	000-54575	10.2	January 22, 2013

10.27	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to March 2014 private offering	8-K	000-54575	10.1	March 10, 2014

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.28	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to December 2014 private offering	8-K	000-54575	10.1	December 19, 2014

10.29	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto	8-K	000-54575	10.2	December 19, 2014

10.30	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to December 2015 private offering	8-K	000-54575	10.1	December 15, 2015

10.31	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto	8-K	000-54575	10.2	December 15, 2015

10.32	Form of Securities Purchase Agreement by and between MRI Interventions, Inc. and Brainlab AG with respect to March 2016 private offering	8-K	000-54575	10.1	March 22, 2016

10.33	Form of Registration Rights Agreement by and between MRI Interventions, Inc. and Brainlab AG with respect to March 2016 private offering	8-K	000-54575	10.2	March 22, 2016

10.34	Form of Patent and Technology License Agreement by and between MRI Interventions, Inc. and Brainlab AG	8-K	000-54575	10.3	March 22, 2016

10.35	Form of Securities Purchase Agreement by and between the Company and the investors party thereto with respect to the August 2016 private offering	8-K	001-34822	10.1	September 1, 2016

10.36	Form of Registration Rights Agreement by and between the Company and the investors party thereto with respect to the August 2016 private offering	8-K	001-34822	10.2	September 1, 2016

10.37+	2007 Stock Incentive Plan	10	000-54575	10.2	December 28, 2011

10.38+	2007 Stock Incentive Plan Form of Incentive Stock Option Agreement	10-K	000-54575	10.26	March 28, 2014

10.39+	2007 Stock Incentive Place Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.27	March 28, 2014

10.40+	2010 Incentive Compensation Plan	10	000-54575	10.4	December 28, 2011

10.41+	2010 Non-Qualified Stock Option Plan	10	000-54575	10.5	December 28, 2011

10.42+	2010 Non-Qualified Stock Option Plan Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.3	March 28, 2014

10.43+	2010 Non-Qualified Stock Option Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	10-K	000-54575	10.31	March 28, 2014

10.44+	MRI Interventions, Inc. 2012 Incentive Compensation Plan	10	000-54575	10.34	February 9, 2012

10.45+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Incentive Stock Option Agreement	10	000-54575	10.35	February 9, 2012

10.46+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	10	000-54575	10.36	February 9, 2012

10.47+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Non-Qualified Incentive Stock Option Agreement for Non-Employee Directors	10-K	000-54575	10.35	March 28, 2014

10.48+	MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan	Schedule 14A	000-54575	B	April 17, 2015

10.49+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Incentive Stock Option Agreement	10-Q	000-54575	10.53	August 14, 2013

10.50+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	10-Q	000-54575	10.54	August 14, 2013

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.51+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	10-Q	000-54575	10.55	August 14, 2013

10.52+	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan	8-K	000-54575	10.1	December 6, 2012

10.53+	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.41	March 28, 2014

10.54+	MRI Interventions, Inc. Non-Employee Director Compensation Plan	8-K	000-54575	10.2	June 14, 2013

10.55+	Form of Indemnification Agreement	10	000-54575	10.8	December 28, 2011

10.56+	Employment Agreement, dated as of September 9, 2014, by and between Francis P. Grillo and MRI Interventions, Inc.	8-K	000-54575	10.1	September 11, 2014

10.57+	Employment Offer Letter between MRI Interventions, Inc. and Harold A. Hurwitz	10-Q	000-54575	10.1	May 7, 2015

10.58+	Non-Competition Agreement between Harold A. Hurwitz and MRI Interventions, Inc.	10-Q	000-54575	10.2	May 7, 2015

10.59+	Non-Disclosure and Proprietary Rights Agreement between Harold A. Hurwitz and MRI Interventions, Inc.	10-Q	000-54575	10.3	May 7, 2015

10.60+	Consulting Agreement dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-Q	000-54575	10.4	May 7, 2015

10.61+	Omnibus Amendment dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-Q	000-54575	10.5	May 7, 2015

10.62+	Employment Agreement, dated as of November 10, 2012, by and between Robert C. Korn and MRI Interventions, Inc.	S-1	333-186573	10.47	February 11, 2013

10.63+	Employment Agreement, dated as of September 12, 2014, by and between David W. Carlson and MRI Interventions, Inc.	8-K	000-54575	10.1	September 12, 2014

10.64+	Employment Agreement, dated as of September 12, 2014, by and between Oscar L. Thomas and MRI Interventions, Inc.	S-1	333-201471	10.53	January 13, 2015

10.65+	Second Amended and Restated Key Personnel Incentive Program	10-Q	000-54575	10.3	August 14, 2013

10.66+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.31	August 14, 2013

10.67+	Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.32	August 14, 2013

10.68+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Parag V. Karmarkar	10-Q	000-54575	10.33	August 14, 2013

10.69+	SurgiVision, Inc. Cardiac EP Business Participation Plan	10	000-54575	10.29	December 28, 2011

10.70+	Cardiac EP Business Participation Plan Award Agreement, dated June 3, 2010, by and between SurgiVision, Inc. and Nassir F. Marrouche	10	000-54575	10.30	December 28, 2011

10.71+	Non-Qualified Stock Option Agreement, effective as of November 10, 2012, granted by MRI Interventions, Inc. to Robert C. Korn	S-8	333-191908	99.3	October 25, 2013

10.72+	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Parag Karmarkar	10-K	000-54575	10.56	March 28, 2014

10.73+	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Paul A. Bottomley	10-K	000-54575	10.57	March 28, 2014

10.74+	Non-Qualified Stock Option Agreement, effective as of October 6, 2014, granted by MRI Interventions, Inc. to Francis P. Grillo	S-1	333-201471	10.63	January 13, 2015

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.75+	Non-Qualified Stock Option Agreement, effective as of November 10, 2014, granted by MRI Interventions, Inc. to Robert C. Korn	S-1	333-201471	10.64	January 13, 2015

10.76+	Non-Qualified Stock Option Agreement, effective as of December 1, 2014, granted by MRI Interventions, Inc. to Wendelin C. Maners	S-1	333-201471	10.65	January 13, 2015

10.77+	Non-Qualified Stock Option Agreement, effective as of March 30, 2015 granted by MRI Interventions, Inc. to Harold A. Hurwitz	10-Q	000-54575	10.1	June 30, 2015

10.78*+	Amendment No, 1 dated December 15, 2016 to Consulting Agreement dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins

21*	Subsidiaries of MRI Interventions, Inc.

23.1*	Consent of Cherry Bekaert LLP

24.1*	Power of Attorney (included on the signature pages hereto)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

†	Confidential treatment granted under Rule 24b-2 under the Securities Exchange Act of 1934. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the request for confidential treatment.

+	Indicates management contract or compensatory plan.

++	This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRI INTERVENTIONS, INC.

Date: March 9, 2017	/s/ Francis P. Grillo
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

Signature	Title	Date

/s/ Francis P. Grillo	President and Chief Executive Officer	March 9, 2017
Francis P. Grillo	(Principal Executive Officer)

/s/ Harold A. Hurwitz	Chief Financial Officer	March 9, 2017
Harold A. Hurwitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kimble L. Jenkins	Chairman and Director	March 9, 2017
Kimble L. Jenkins

/s/ Pascal E.R. Girin	Director	March 9, 2017
Pascal E.R. Girin

/s/ Charles E. Koob	Director	March 9, 2017
Charles E. Koob

/s/ Philip A. Pizzo	Director	March 9, 2017
Philip A. Pizzo

/s/ Timothy T. Richards	Director	March 9, 2017
Timothy T. Richards

/s/ Andrew K. Rooke	Director	March 9, 2017
Andrew K. Rooke

/s/ Maria Sainz	Director	March 9, 2017
Maria Sainz

/s/ John N. Spencer, Jr.	Director	March 9, 2017
John N. Spencer, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MRI Interventions, Inc.

We have audited the accompanying consolidated balance sheets of MRI Interventions, Inc. and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRI Interventions, Inc. and subsidiary as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses during the years ended December 31, 2016 and 2015 of approximately $8.1 million and $8.4 million, respectively. Additionally, the stockholders’ deficit at December 31, 2016 was approximately $756,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP

Charlotte, North Carolina

March 9, 2017

MRI INTERVENTIONS, INC.

Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,315,774	$5,408,523
Accounts receivable	865,943	1,218,043
Inventory, net	1,768,382	1,807,895
Prepaid expenses and other current assets	134,996	97,249
Total current assets	6,085,095	8,531,710
Property and equipment, net	328,249	440,606
Software license inventory	976,900	937,100
Other assets	10,641	27,306
Total assets	$7,400,885	$9,936,722

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,546,926	$697,807
Accrued compensation	666,060	557,784
Other accrued liabilities	450,424	1,398,707
Derivative liabilities	131,173	658,286
Deferred product and service revenues	223,117	116,009
Senior secured note payable, net of unamortized discount of $64,835 at December 31, 2015	-	4,224,609
Total current liabilities	3,017,700	7,653,202

Accrued interest	647,500	542,500
Senior note payable	2,000,000	-
2010 junior secured notes payable, net of unamortized discount of $2,302,472 and $2,535,230 at December 31, 2016 and 2015, respectively	697,528	464,770
2014 junior secured 12% notes payable, net of unamortized discount and deferred issuance costs aggregating $180,774 and $467,611 at December 31, 2016 and 2015, respectively	1,794,226	3,257,389
Total liabilities	8,156,954	11,917,861
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value; 25,000,000 shares authorized at December 31, 2016 and 2015; none issued and outstanding at December 31, 2016 and 2015	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized at December 31, 2016 and 2015; 3,622,032 and 2,284,537 shares issued and outstanding at December 31, 2016 and 2015, respectively	36,220	22,845
Additional paid-in capital	93,076,475	83,722,596
Accumulated deficit	(93,868,764)	(85,726,580)
Total stockholders’ deficit	(756,069)	(1,981,139)
Total liabilities and stockholders’ deficit	$7,400,885	$9,936,722

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015

Revenues:
Product revenues	$5,612,857	$4,416,036
Development service revenues	-	37,405
Other service revenues	136,597	140,751
Total revenues	5,749,454	4,594,192
Cost of product revenues	2,642,763	1,987,636
Research and development costs	2,628,179	1,957,332
Selling, general, and administrative expenses	7,967,250	8,370,749
Restructuring charges	-	1,252,584
Operating loss	(7,488,738)	(8,974,109)
Other income (expense):
Gain on change in fair value of derivative liabilities	1,065,935	1,539,876
Loss on debt restructuring	(811,909)	-
Other income, net	216,075	230,875
Interest income	8,807	16,455
Interest expense	(1,060,065)	(1,262,343)
Net loss	$(8,069,895)	$(8,449,246)
Net loss per share attributable to common stockholders:
Basic and diluted	$(2.93)	$(4.48)
Weighted average shares outstanding:
Basic and diluted	2,754,803	1,884,849

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Stockholders’ Deficit

Years Ended December 31, 2016 and 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2015	1,871,061	$18,711	$77,158,293	$(77,277,334)	$(100,330)
Share-based compensation			1,682,063		1,682,063
Issuance of common stock in payment of director fees	5,744	57	145,930		145,987
December 2015 private placement, net of offering costs of $552,283	407,732	4,077	4,736,310		4,740,387
Net loss for the year				(8,449,246)	(8,449,246)
Balances, December 31, 2015	2,284,537	22,845	83,722,596	(85,726,580)	(1,981,139)
Share-based compensation			959,585		959,585
Issuances of common stock:
In payment of employee bonuses	6,804	68	103,349		103,417
In payment of director fees	22,313	223	123,875		124,098
In payment of expenses	4,375	44	62,686		62,730
In connection with debt restructuring	99,310	993	1,347,727		1,348,720
Creation of derivative liabilities in connection with note and warrant restructuring				(72,289)	(72,289)
Cash paid in lieu of issuing fractional shares in reverse split of common stock	(552)	(5)	(4,755)		(4,760)
September 2016 private placement, net of offering costs of $140,749	1,201,000	12,010	5,635,350		5,647,360
Transfer of fair value of derivative liabilities upon conversion of related debt in connection with September 2016 private placement			1,088,432		1,088,432
Warrant exercise	4,245	42	37,630		37,672
Net loss for the year				(8,069,895)	(8,069,895)
Balances, December 31, 2016	3,622,032	$36,220	$93,076,475	$(93,868,764)	$(756,069)

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(8,069,895)	$(8,449,246)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	155,707	211,946
Share-based compensation	959,585	1,682,063
Expenses paid through the issuance of common stock	290,245	145,987
Gain on change in fair value of derivative liabilities	(1,065,935)	(1,539,876)
Loss on debt restructuring	811,909	-
Loss on retirement of equipment	1,689	2,053
Amortization of debt issuance costs and original issue discounts	424,431	471,146
Increase (decrease) in cash resulting from changes in:
Accounts receivable	352,100	(749,094)
Inventory	72,342	68,626
Prepaid expenses and other current assets	(37,748)	(68,029)
Other assets	-	9,811
Accounts payable and accrued expenses	178,419	(436,420)
Deferred revenue	107,108	13,299
Net cash flows from operating activities	(5,820,043)	(8,637,734)
Cash flows from investing activities:
Purchases of property and equipment	(101,002)	(76,883)
Net cash flows from investing activities	(101,002)	(76,883)
Cash flows from financing activities:
Net proceeds from equity private placements	3,833,052	4,879,134
Cash paid in lieu of issuing fractional shares in reverse split of common stock	(4,756)	-
Net cash flows from financing activities	3,828,296	4,879,134
Net change in cash and cash equivalents	(2,092,749)	(3,835,483)
Cash and cash equivalents, beginning of year	5,408,523	9,244,006
Cash and cash equivalents, end of year	$3,315,774	$5,408,523

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$976,295	$223,500

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Cash Flows

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●	During the years ended December 31, 2016 and 2015, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $55,963 and $94,751, respectively, from loaned systems, which are included in property and equipment in the accompanying consolidated balance sheets, to inventory.

●	Costs, amounting to $74,000 and $138,747, were incurred and unpaid at December 31, 2016 and 2015, respectively, in connection with the Company’s 2016 and 2015 private placements (see Note 7), are included in accounts payable and were charged to stockholders’ deficit in the accompanying December 31, 2016 and 2015 consolidated balance sheets.

●	As discussed in Note 6:

○	On June 30, 2016, the fair value of derivatives, amounting to $72,289 and arising from the First Amendments (as defined in Note 6) entered into with certain note holders, was established as a liability with a corresponding charge to stockholders’ equity.

○	On September 2, 2016, certain notes payable, accounted for as derivatives, were converted into shares of the Company’s common stock, and related warrants with down round price protection and accounted for as derivatives, were assigned a fixed strike price. As a result, derivative liabilities were reduced by $1,207,813, with a corresponding amount being recorded as an increase to stockholders’ equity.

●	Exercise of a warrant accounted for as a derivative resulted in a $37,672 reduction in the balance of derivative liabilities and a corresponding increase to stockholders’ equity.

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

Liquidity and Management’s Plans

The cumulative net loss from the Company’s inception through December 31, 2016 was approximately $94 million. Net cash used in operations was $5.8 million and $8.6 million for the years ended December 31, 2016 and 2015, respectively. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent financing activities consist of: (i) a September 2016 private placement of equity, which resulted in net cash proceeds of $3.8 million and the conversion of $1.75 million in debt (the “2016 PIPE”); (ii) a December 2015 private placement of equity, which resulted in net cash proceeds of $4.7 million (the “2015 PIPE”); (iii) a December 2014 private placement of equity, which resulted in net cash proceeds of $9.4 million; and (iv) a March 2014 private placement of debt and warrants, which resulted in net cash proceeds of $3.5 million.

In addition, as discussed in Note 6:

●	On April 4, 2016, the Company and Brainlab AG (“Brainlab”) finalized a securities purchase agreement (the “2016 Purchase Agreement”) that provided, among other items, for the restructuring of a senior secured note payable to Brainlab, which was originally issued to Brainlab on April 5, 2011, and subsequently amended and restated on March 6, 2013 (the “Brainlab Note”). The restructuring of the Brainlab Note resulted in a reduction of the principal amount outstanding under the Brainlab Note, which is reflected in a new, amended and restated note payable to Brainlab that matures on December 31, 2018.

●	Pursuant to amendments executed on August 31, 2016, by the Company and certain holders (the “2014 Convertible Note Holders”) upon completion of the 2016 PIPE, an aggregate $1.75 million of principal balance of such holders’ 2014 junior secured notes automatically converted into units, each unit consisting of one share of the Company’s common stock and one warrant to purchase 0.90 share of the Company’s common stock, based on the offering price per unit in the 2016 PIPE.

The Company’s plans for the next twelve months reflect management’s anticipation of increases in revenues from sales of the ClearPoint system and related disposable products as a result of greater utilization at existing installed sites and the installation of the ClearPoint system at new sites. Management also anticipates maintaining recurring operating expenses at historical levels, with expected decreases in general and administrative expenses being offset by increases in selling and marketing expenses associated with the anticipated growth in revenues. However, there is no assurance that the Company will be able to achieve its anticipated results, and even in the event such results are achieved, the Company expects to continue to consume cash in its operations over at least the next twelve months.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

As a result of the foregoing, the Company believes it will be necessary to seek additional financing from the sale of equity or debt securities, which would result in dilution to the Company’s current stockholders, the establishment of a credit facility, or the entry into an agreement with a strategic partner of some other form of collaborative relationship. There is no assurance, however, that the Company will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs. If the Company is not able to obtain the additional financing on a timely basis, the Company may be unable to achieve its anticipated results, and the Company may not be able to meet its other obligations as they become due. As such, there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

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

Reverse Stock Split

As discussed in Note 7, on July 21, 2016, the Company’s Board of Directors approved a 1-for-40 reverse stock split of its issued common stock, which was effectuated on July 26, 2016. All disclosures of common shares and per share data in the accompanying consolidated financial statements and related notes have been adjusted retroactively to reflect the reverse stock split for all periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Derivative Liabilities

Derivative liabilities represent the fair value of conversion features of certain notes and of certain warrants to purchase common stock (see Note 8). These derivative liabilities are calculated utilizing the Monte Carlo simulation valuation method. Changes in the fair values of these warrants are recognized as other income or expense in the related consolidated statements of operations.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

December 31, 2016
Derivative liabilities - warrants	$-	$-	$91,173	$91,173
Derivative liabilities – debt conversion feature	$-	$-	$40,000	$40,000

December 31, 2015
Derivative liabilities - warrants	$-	$-	$658,286	$658,286

Inputs used in the Company’s Level 3 calculation of fair value include the assumed dividend rate on the Company’s common stock, risk-free interest rates and stock price volatility, all of which are further discussed in Note 8.

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

The table below reflects the carrying values and the estimated fair values, based on Level 3 inputs, of the Company’s outstanding notes payable, including the related accrued interest, at December 31, 2016:

	Carrying Value	Estimated Fair Value
Senior secured note payable, including accrued interest	$2,028,111	$2,028,111
2014 junior secured notes payable, including accrued interest	$1,861,851	$2,042,625
2010 junior secured notes payable, including accrued interest	$1,345,028	$2,789,257

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

Property and Equipment

Property and equipment, including ClearPoint systems on loan to customers for evaluation purposes, are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, principally five to seven years. Leasehold improvements are depreciated on a straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of its long-lived assets (finite-lived intangible assets and property and equipment). Whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable, the expected undiscounted future cash flows are compared to the net book value of the related assets. If the net book value of the related assets were to exceed the undiscounted expected future cash flows of the assets, the carrying amount would be reduced to the present value of the expected future cash flows and an impairment loss would be recognized. The Company has not recorded any impairment losses for the years ended December 31, 2016 or 2015.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Revenue Recognition

The Company’s revenues are comprised of: (1) product revenues resulting from the sale of ClearPoint system reusable products and disposable products; and (2) other service revenues. The Company recognizes revenue when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is reasonably assured, and, for product revenues, risk of loss has transferred to the customer. For all sales, the Company requires either a purchase agreement or a purchase order as evidence of an arrangement. The Company analyzes revenue recognition on a case-by-case basis, and determines if the deliverables under the arrangement represent separate units of accounting as defined by GAAP. Application of GAAP regarding multiple-element arrangements requires the Company to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Such assets and liabilities are measured using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Net Loss Per Share

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding common stock options and warrants as described in Note 7, would be anti-dilutive.

Share-Based Compensation

The Company accounts for compensation for all arrangements under which employees and others receive shares of stock or other equity instruments (including options and warrants) based on fair value. The fair value of each award is estimated as of the grant date and amortized as compensation expense over the requisite vesting period. The fair values of the Company’s share-based awards are estimated on the grant dates using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated award terms and risk-free interest rates for the expected terms. To estimate the expected terms, the Company utilizes the “simplified” method for “plain vanilla” options discussed in the Staff Accounting Bulletin 107 (“SAB 107”) issued by the Securities and Exchange Commission (the “SEC”). The Company believes that all factors listed within SAB 107 as pre-requisites for utilizing the simplified method apply to the Company and its share-based compensation arrangements. The Company intends to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available. The Company based its estimate of expected volatility on the average of: (i) historical volatilities of publicly traded companies it deemed similar to the Company; and (ii) the Company’s historical volatility, which is limited, and will consistently apply this methodology until its own sufficient relevant historical data is exists. The Company utilizes risk-free interest rates based on zero-coupon U.S. treasury instruments, the terms of which are consistent with the expected terms of the equity awards. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

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

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At December 31, 2016, the Company had approximately $161,000 in bank balances that were in excess of the insured limits.

At December 31, 2016, three customers represented 20%, 13% and 10% of the Company’s accounts receivable balance. At December 31, 2015, three customers represented 14%, 14% and 12% of the Company’s accounts receivable balance. No other customer represented more than 9% of total accounts receivable at each of December 31, 2016 and 2015.

For the year ended December 31, 2016, sales to one customer represented 10% of product revenues, and for the year ended December 31, 2015, sales to one customer represented 12% of product revenues. In each of the years ended December 31, 2016 and 2015, no other single customer accounted for more than 9% of product revenues. Prior to granting credit, the Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts at December 31, 2016 and 2015 was $25,000 and $28,000, respectively.

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

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires an entity to measure inventory at the lower of cost or net realizable value, as opposed to the current requirement to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. ASU 2015-11 is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company believes that its current methods of inventory valuation are in substantial compliance with the requirement of ASU 2015-11. Adoption of ASU 2015-11 did not have a material effect on the Company’s consolidated financial statements.

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

●	In April 2016, the FASB issued ASU 2016-10, “Revenues from Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarified guidance related to identifying performance obligations and licensing implementation guidance contained in ASC Topic 606 as promulgated by ASU 2015-14 discussed above.

●	In May 2016, the FASB issued ASU 2016-12, “Revenues from Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers.

●	In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts With Customers,” which provided for minor corrections and minor improvements that are not expected to have a significant effect on the Company’s current accounting practice.

The Company believes, based on a preliminary assessment in which the Company considered such factors as the short duration of its contract terms with customers, that the adoption of ASU 2015-14, and the subsequently issued related ASUs discussed above, will not have a material effect on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments, that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This standard is effective for the Company beginning in 2019, and early application is permitted. The Company currently has two leases, for manufacturing and office space, that would be subject to the provisions of ASU 2016-02. The Company believes that adoption of ASC Topic 842 will result in the establishment on the Company’s consolidated balance sheet of an asset and liability for each such lease, but that neither such assets and liabilities, nor the resulting lease expense recognition, will have a material effect on the Company’s consolidated financial statements.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

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

Adoption of New Accounting Standards

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 required retrospective adoption and became effective with respect to the Company’s financial statements on January 1, 2016. Prior to the effective date, such issuance costs were classified as assets and included as other assets in the Company’s balance sheet. Under the provisions of ASU 2015-03, such issuance costs are presented as a direct deduction from the carrying amount of the related debt (see Note 6) in the accompanying December 31, 2016 consolidated balance sheet, and such issuance costs, amounting to $166,080, have been reclassified in the December 31, 2015 condensed consolidated balance sheet to conform to the 2016 presentation.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new standard required management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and became effective for annual periods ending after December 15, 2016. Under the provisions of ASU 2014-15, an entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. These disclosures are included in Note 1, under the heading “Liquidity and Management’s Plans,” and are substantially unchanged from the Company’s historical disclosures.

Fourth Quarter Adjustment

In August 2016, the Company elected to suspend its efforts to sell equity units through a public offering then underway, and instead commenced a private placement of equity units through the 2016 PIPE (see Note 7). Upon suspension of its public offering efforts, the Company capitalized certain related legal and other costs, amounting to $459,000, in anticipation of resuming public offering efforts within an estimated six-month time frame. In December 2016, the Company determined that a future public offering it might consider was not likely to be commenced within this six-month time frame, and accordingly, in the fourth quarter of 2016, the Company recorded a charge of $459,000 to general and administrative expense.

3.     Inventory

Inventory consists of the following as of December 31:

	2016	2015
Raw materials and work in process	$1,025,368	$853,034
Software licenses	70,000	179,400
Finished goods	673,014	775,461
Inventory included in current assets	1,768,382	1,807,895
Software licenses – non-current	976,900	937,100
	$2,745,282	$2,744,995

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

4.    Property and Equipment

Property and equipment consist of the following as of December 31:

	2016	2015
Equipment	$1,165,076	$1,119,295
Furniture and fixtures	112,143	112,143
Leasehold improvements	179,999	179,999
Computer equipment and software	150,304	135,129
Loaned systems	431,608	627,060
	2,039,130	2,173,626
Less accumulated depreciation and amortization	(1,710,881)	(1,733,020)
Total property and equipment, net	$328,249	$440,606

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2016 and 2015 was $155,707 and $211,946, respectively. Loaned systems are ClearPoint systems that are in operation at customer sites on an evaluation basis.

5.    Restructuring Charges

In March 2015, the Company announced its plan to consolidate all major business functions into its Irvine, California headquarters and close its Memphis, Tennessee office. The Company completed this consolidation and closure in May 2015. The Company did not retain any of its Memphis-based employees. A total of seven employees were impacted by the consolidation, including three executives of the Company. In connection with this consolidation and closure, the Company recorded restructuring charges of $1,252,584 during the year ended December 31, 2015, that related primarily to costs associated with severance and other compensation for the impacted employees.

6.    Notes Payable

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

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

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

Non-Exclusive License Agreement

On the Closing Date and pursuant to the 2016 Purchase Agreement, the Company and Brainlab entered into the License Agreement, for software relating to the Company’s SmartFrame device, for use in neurosurgery. The License Agreement does not affect the Company’s ability to continue to independently develop, market and sell its own software for the SmartFrame device.

The New Brainlab Note is collateralized by a senior security interest in the assets of the Company.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

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

Under GAAP, the Company allocated the $3,725,000 in proceeds proportionately between the 2014 Secured Notes and the investor warrants based on their relative fair values, with $413,057 being allocated to the fair value of the investor warrants, recorded as equity. The 2014 Secured Notes were recorded at the principal amount, less a discount equal to $413,057. After giving effect to the conversions discussed below under the heading “August 31, 2016 Amendments,” the unamortized discount at December 31, 2016 and 2015 was $121,985 and $301,531, respectively. This discount is being amortized to interest expense over the five-year term of the 2014 Secured Notes using the effective interest method. The carrying amount of the 2014 Secured Notes in the accompanying condensed consolidated balance sheets is also presented net of issuance costs, as discussed further below.

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

The placement agent cash commissions, the $30,210 fair value of the placement agent warrants, and other offering expenses, aggregating $76,186, were recorded as deferred financing costs and are presented as reductions of the carrying amount of the 2014 Secured Notes in the accompanying consolidated balance sheets. These deferred financing costs, having an unamortized balance of $58,789 and $166,080 at December 31, 2016 and 2015, respectively, are being amortized to interest expense over the term of the 2014 Secured Notes using the effective interest method.

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

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Under GAAP, the Company allocated the $3 million in proceeds from the sale of the units between the 2010 Secured Notes and the shares of common stock based on their relative fair values, with the fair value of the notes being estimated based on an assumed market interest rate for notes of similar terms and risk, and the fair value of the Company’s common stock being estimated by management using a market approach, with input from a third-party valuation specialist. The allocation of such relative fair values resulted in $2,775,300 being allocated to the value of the shares of common stock, which was recorded as equity. The 2010 Secured Notes were recorded at the principal amount of $3,000,000, less a discount equal to $2,775,300. The unamortized discount at December 31, 2016 and 2015 was $2,302,472 and $2,535,230, respectively. This discount is being amortized to interest expense over the 10-year term of the notes using the effective interest method.

Four then-serving officers of the Company purchased an aggregate of 22,068 units in the offering for $247,164. In addition, three non-employee directors of the Company also purchased an aggregate of 14,180 units in the offering for $158,816.

June 30, 2016 Amendments

On June 30, 2016, the Company entered into amendments (the “First Amendments”) with: (a) Brainlab, with respect to the New Brainlab Note; and (b) the 2014 Convertible Note Holders, one of whom is a trust for which one of the Company’s non-employee directors serves as a trustee, having an aggregate principal balance of $3 million. Pursuant to the First Amendments, the parties agreed that, in the event the Company closes a qualified public offering: (i) $500,000 of the principal balance of the New Brainlab Note, and an aggregate $1.5 million of the principal balance of the 2014 Secured Notes, plus all unpaid accrued interest on such principal amounts, would automatically convert into the security offered in the qualified public offering, based on the public offering price of that security; and (ii) the exercise price for 34,957 shares of common stock underlying warrants issued in connection with the New Brainlab Note, and 11,250 shares of common stock underlying warrants issued in connection with the 2014 Secured Notes, would be reduced to equal the greater of (x) the public offering price of the security offered in the qualified public offering, or (y) if the security offered in the qualified public offering is or includes convertible stock or common stock warrants, the highest price per whole share for which the Company’s common stock is issuable upon conversion of such convertible stock or upon exercise of such common stock warrants. These provisions created: (a) a conversion feature allowing for the principal balances described above, plus all unpaid related accrued interest, to be converted into the security offered in the public offering, and at a price that may be less than the market value per share of the Company’s common stock; and (b) down round strike price protection with respect to the warrants, both of which, under GAAP, are required to be accounted for as derivatives, the calculation and accounting for which is described in Note 8.

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

August 31, 2016 Amendments

On August 31, 2016, the Company entered into second amendments (the “Second Amendments”) with the 2014 Convertible Note Holders.

Pursuant to the Second Amendments, the parties agreed that, in the event the Company closes a PIPE Transaction (as that term is defined in the Second Amendments; the “2016 PIPE”): (i) an aggregate $1.75 million of aggregate principal balance of the 2014 Convertible Note Holders’ 2014 Secured Notes (the “2014 Principal”) would automatically convert into the security offered by the Company in the 2016 PIPE, based on the offering price of that security in the 2016 PIPE (the “Note Conversion”); and (ii) the exercise price for 13,125 shares of common stock that may be purchased upon exercise of warrants issued in connection with the issuance of the 2014 Secured Notes (the “2014 Warrants”) will be reduced to equal the greater of (x) the offering price of the security offered in the 2016 PIPE, or (y) if the security offered in the 2016 PIPE is or includes convertible stock or common stock warrants, the highest price per whole share for which the Company’s common stock is issuable upon conversion of such convertible stock or upon exercise of such common stock warrants. These provisions maintained but modified: (a) the conversion feature allowing for the 2014 Principal to be converted into the security offered in the 2016 PIPE, and at a price that may be less than the market value per share of the Company’s common stock; and (b) the down round strike price protection with respect to the 2014 Warrants, both of which, under GAAP, are required to be accounted for as derivatives, the calculation and accounting for which is described in Note 8.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

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

As more fully described in Note 7, the 2016 PIPE was completed on September 2, 2016, resulting in (i) conversion of the 2014 Principal, and (ii) establishment of a fixed exercise price and elimination of the down round price protection with respect to the 2014 Warrants, in conformity with the terms set forth in the Second Amendments. Accordingly, concurrent with completion of the 2016 PIPE, derivative liabilities associated with the conversion feature of the 2014 Principal and the down round price protection for the 2014 Warrants were reduced by $1,207,813, with a corresponding amount being recorded as an increase to stockholders’ equity.

Scheduled Notes Payable Maturities

Scheduled principal payments as of December 31, 2016 with respect to notes payable are summarized as follows:

Years ending December 31,
2018	$2,000,000
2019	1,975,000
2020	3,000,000
Total scheduled principal payments	6,975,000
Less unamortized discounts	(2,424,457)
Less unamortized deferred financing costs	(58,789)
$4,491,754

7.    Stockholders’ Deficit

Reverse Stock Split

On June 30, 2016, the Company’s stockholders approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-15, 1-for-20, 1-for-25, 1-for-30, 1-for-35 or 1-for-40, with the specific ratio and effective time of the reverse stock split to be determined by the Company’s Board of Directors. On July 21, 2016, the Company’s Board of Directors approved a 1-for-40 reverse stock split of its issued common stock, which was effectuated on July 26, 2016. The reverse stock split did not cause an adjustment to the par value of the authorized shares of common stock. As a result of the reverse stock split, the share and per-share amounts under the Company’s various share-based compensation plans, share-based compensatory contracts and warrants with third parties were adjusted. No fractional shares were issued in connection with the reverse stock split. In lieu of issuing fractional shares, the Company remitted approximately $4,800 to affected stockholders. All disclosure of common shares and per share data in the accompanying consolidated financial statements and related notes have been adjusted retroactively to reflect the reverse stock split for all periods presented.

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

In connection with the sale of the Units, the Company received aggregate gross proceeds of approximately $4.25 million, before deducting placement agents’ fees and offering expenses aggregating approximately $418,000. In addition, the placement agents for the 2016 PIPE received, in the aggregate, warrants (“Placement Agent Warrants”) to purchase up to 29,680 shares of common stock.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

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

Related Debt Conversion

As discussed in Note 6, pursuant to the Second Amendments, in addition to and simultaneously with the sale of the Units, on September 2, 2016: (i) the 2014 Principal automatically converted into 350,000 Units on the same terms and conditions as applied to purchasers of Units in the 2016 PIPE; and (ii) the exercise price for 13,125 shares of common stock that may be purchased upon exercise of the holders’ 2014 Warrants was reduced to $5.50, which is equal to the exercise price of the Warrants.

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her director fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing (i) the product of: (x) the fees otherwise payable to each director in cash, times (y) the percentage of fees the director elected to receive in shares of common stock, by (ii) the volume weighted average price per share of common stock over the last five trading days of the quarter. During the years ended December 31, 2016 and 2015, 22,313 shares and 5,742 shares, respectively, were issued to directors as payment for director fees, amounting to $124,069 and $145,993, in 2016 and 2015, respectively, in lieu of cash.

December 2015 Private Placement

In December 2015, the Company entered into a securities purchase agreement (the “2015 Purchase Agreement”) for the private placement of 407,731 units at a purchase price of $12.984 per unit, with each unit consisting of: (i) one share of the Company’s common stock; (ii) series A warrants, which permit each investor to purchase 0.40 share of common stock (the “2015 Series A Warrants”), resulting in the issuance of 2015 Series A Warrants to purchase an aggregate of approximately 162,500 shares of common stock; and (iii) series B warrants, which permit each investor to purchase 0.30 share of common stock (the “2015 Series B Warrants”), resulting in the issuance of 2015 Series B Warrants to purchase an aggregate of approximately 122,500 shares of common stock.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

The Company received gross proceeds of $5,292,670, before commissions and offering expenses. The Company’s President and Chief Executive Officer invested $100,000, a trust for which one of the Company’s non-employee directors serves as president invested $50,000, and another of the Company’s non-employee directors invested $25,000 in the transaction.

For their services, the Company’s placement agents earned cash commissions of $380,155 and warrants to purchase up to approximately 40,000 shares of common stock (the “2015 Placement Agent Warrants”). The Company incurred other transaction costs related to the financing amounting to $172,128.

At the closing of the December 2015 Private Placement, the Company also entered into a registration rights agreement (the “2015 Registration Rights Agreement”) with the investors. Pursuant to the 2015 Registration Rights Agreement, the Company was required to prepare and file a registration statement (the “2015 Registration Statement”) with the SEC under the Securities Act covering the resale of the shares of common stock issued to the investors under the 2015 Purchase Agreement and the shares of common stock underlying the 2015 Series A and 2015 Series B Warrants and the 2015 Placement Agent Warrants. The Company filed the 2015 Registration Statement on January 15, 2016, that was declared effective on January 29, 2016, both dates being within the deadlines set forth in the 2015 Registration Statement. The Company continuously maintained the effectiveness of the 2015 Registration Statement for the time period required by the 2015 Registration Statement, and on January 27, 2017 terminated the effectiveness of the 2015 Registration Statement. The 2015 Registration Rights Agreement also contains mutual indemnifications by the Company and each investor, which the Company believes are customary for transactions of this type.

The 2015 Series A and 2015 Series B Warrants are exercisable, in whole or in part, at any time prior to December 18, 2020, at exercise prices of $16.232 and $21.10 per share, respectively. In the case of certain fundamental transactions affecting the Company, the holders of the 2015 Series A and 2015 Series B Warrants, upon exercise of such warrants after such fundamental transaction, have the right to receive, in lieu of shares of the Company’s common stock, the same amount and kind of securities, cash or property that such holder would have been entitled to receive upon the occurrence of the fundamental transaction, had the 2015 Series A or 2015 Series B Warrants been exercised immediately prior to such fundamental transaction. The 2015 Series A and 2015 Series B Warrants contain a “cashless exercise” feature that allows the holders to exercise the warrants without a cash payment to the Company under the terms set forth in the respective warrants. The 2015 Placement Agent Warrants have the same terms and conditions as the 2015 Series A Warrants, except that the 2015 Placement Agent Warrants are exercisable, in full or in part, at any time prior to May 18, 2023.

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

In June 2013, the Company’s stockholders approved the 2013 Incentive Compensation Plan. Upon its approval, the Company ceased making awards under other previous Plans, although then-outstanding awards made under such other previous Plans remain outstanding in conformity with their original terms. At the 2015 Annual Meeting, the Company’s stockholders approved the adoption of the MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 Plan”). The material change effected in the Amended 2013 Plan was to increase the number of shares of the Company’s common stock available for awards thereunder by 125,000 shares, resulting in a total of 156,250 shares of the Company’s common stock being reserved for issuance under the Amended 2013 Plan. Of this amount, stock grants of 38,294 shares have been awarded and option grants of 117,950 shares were outstanding as of December 31, 2016. Accordingly, 6 shares remained available for grants under the Amended 2013 Plan as of that date.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Activity with respect to stock options issued by the Company is summarized as follows:

	Options Outstanding	Options Exercisable	Range of Exercise Prices			Weighted-average Exercise price per share	Intrinsic Value (1)
Outstanding at January 1, 2015	258,583		$32.00	-	$385.60	$54.38	$ 4,800
Exercisable at January 1, 2015		140,687	$40.00		$385.60	$62.27	600
Activity during the year ended December 31, 2015
Granted	61,912		$29.60	-	$42.40	$32.80
Exercised	-		-	-	-	-
Cancelled or forfeited	(22,212)		$32.00	-	128.00	$59.20
Outstanding at December 31, 2015	298,283		$29.60		$385.60	$48.73	-
Exercisable at December 31, 2015		179,216	$29.60		$385.60	$56.40	-
Activity during the year ended December 31, 2016
Granted	53,750		$5.00		$12.40	$6.40
Exercised	-
Cancelled or forfeited	(14,592)		$5.00		$385.60	$12.67
Outstanding at December 31, 2016	337,441		$5.00		$385.60	$42.07	-
Exercisable at December 31, 2016		245,989	$5.00		$385.60	$38.71	-

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

The following table summarizes information about stock options at December 31, 2016 (contractual life expressed in years):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price
$5.00	-	$45.20	247,469	7.67	$32.48	156,351	6.91	$38.71
$46.40	-	$83.60	88,892	5.16	$68.09	88,558	5.15	$68.16
$128.00	-	$385.60	1,080	1.61	$322.73	1,080	1.61	$322.73
			337,441	7.67	$42.07	245,989	6.26	38.71

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

The weighted average grant date fair value of options granted during the years ended December 31, 2016 and 2015 was $3.01 and $15.60, respectively. A summary of the status of the Company’s nonvested stock options during the years ended December 31, 2016 and 2015 is presented below:

Nonvested Stock Options	Shares	Weighted - Average Grant Date Fair Value
Nonvested January 1, 2015	117,895	$20.80
Activity during the year ended December 31, 2015
Granted	61,912	$18.77
Forfeited	(2,562)	$23.76
Vested	(58,178)	$21.13
Nonvested December 31, 2015	119,067	$18.77
Activity during the year ended December 31, 2016
Granted	53,750	$3.01
Forfeited	(6,918)	$28.66
Vested	(74,447)	$18.16
Nonvested December 31, 2016	91,452	$10.53

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the years ended December 31, 2016 and 2015, share-based compensation expense related to options was:

Year Ended December 31,
2016	2015
$959,585	$1,682,063

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

As of December 31, 2016, approximately $964,000 of unrecognized compensation cost related to share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.35 years.

The assumptions used in calculating the fair value under the Black-Scholes option-pricing model are as follows:

	Years Ended December 31,
	2016	2015
Dividend yield	0%	0%
Expected Volatility	47.47% to 50.69%	46.67% to 47.93%
Risk free Interest rates	1.23% to 1.39%	1.48% to 1.80%
Expected lives (in years)	6.0	6.0

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Warrants

Warrants have generally been issued in connection with financing transactions and for terms of up to five years. Common stock warrant activity for the years ended December 31, 2016 and 2015 is as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2015	518,978	$32.13
Activity during the year ended December 31, 2015
Issued	327,060	$18.12
Terminated	(781)	$320.00
Outstanding at December 31, 2015	845,257	$25.67	(1)
Activity during the year ended December 31, 2016
Issued	1,208,845	$6.23
Exercised	(15,625)	$5.00
Terminated	(47,184)	$14.77
Outstanding at December 31, 2016	1,991,293	$13.00	(2)

(1)	The weighted-average exercise price reflects exercise price adjustments triggered by the 2015 PIPE.
(2)	The weighted-average exercise price reflects exercise price adjustments triggered by the 2016 Purchase Agreement and the 2016 PIPE.

Information regarding outstanding warrants at December 31, 2016 is as follows (contractual life expressed in years):

Exercise Price	Number Outstanding	Weighted - Average Remaining Contractual Life	Intrinsic Value (1)
$1.83	1,540	3.96	$1,648
5.00	28,750	1.07	-
5.50	1,129,330	4.67	-
12.80	70,627	1.07	-
16.23	242,021	3.96	-
21.10	152,084	3.96	-
24.00	11,471	0.15	-
30.00	45,999	0.13	-
34.32	185,779	2.98	-
36.00	68,155	0.50	-
38.80	8,583	0.50	-
40.00	34,875	0.35	-
70.00	12,079	2.23	-
	1,991,293	3.81	$1,648

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at December 31, 2016 less the warrant exercise price of in-the-money warrants.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

8.    Derivative Liabilities

As discussed in Note 6, on June 30, 2016, the Company entered into the First Amendment with Brainlab, with respect to the New Brainlab Note, the provisions of which created: (a) a conversion feature allowing for $500,000 of the principal balance of the New Brainlab Note to be converted into the security offered in a qualified public offering, and at a price that may be less than market value per share of the Company’s common stock; and (b) down round protection with respect to the exercise price for 34,957 shares of common stock underlying warrants issued in connection with the New Brainlab Note.

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

Assumptions used in calculating the fair value of the conversion feature at December 31, 2016 include the following:

Risk free interest rates	1.20%
Volatility	60%

Assumptions used in calculating the fair value of the warrants described in this Note 8 at December 31, 2016 include the following:

Dividend yield	0%
Expected volatility	55% - 60%
Risk free interest rates	0.62% - 1.76%
Expected remaining term (in years)	0.50 - 4.26

In addition to the assumptions above, the Company also estimates the likelihood of whether it will participate in a future round of qualifying equity financing, as defined in either the amended note or warrant agreements, as applicable, that would trigger the conversion feature or the repricing of warrants, and, if so, the estimated timing and pricing of its offering of common stock.

The fair values and the changes in fair values of derivative liabilities as of, and during the years ended, December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
Balance, beginning of period	$658,286	$2,198,162
Conversion of equity warrants to liabilities	192,173	-
Addition from debt restructurings	1,592,134	-
Reduction from debt conversions	(1,207,813)	-
Reduction from warrant exercise	(37,672)	-
Gain on change in fair value for the period	(1,065,935)	(1,539,876)
Balance, end of period	$131,173	$658,286

9.    Income Taxes

The Company had no income tax expense for the years ended December 31, 2016 and 2015. Due to uncertainties surrounding the realization of its deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred income tax assets. If it is determined in the future that it is more likely than not that any deferred income tax assets are realizable, the valuation allowance will be reduced by the estimated net realizable amounts. For the years ended December 31, 2016 and 2015, the valuation allowance increased by approximately $3.5 million and $5.0 million, respectively.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

The tax effect of temporary differences and net operating losses that give rise to components of deferred income tax assets and liabilities consist of the following:

	As of December 31,
	2016	2015
Deferred income tax assets (liabilities):
Property and equipment	$107,308	$(35,232)
Deferred revenue	88,877	46,211
Accrued expenses	53,112	53,112
Share based compensation	3,186,133	2,110,364
Derivative liability	164,258	-
Other	248,561	216,544
Net operating loss carryforwards	30,800,732	28,798,998
	34,648,981	31,189,997
Less valuation allowance	(34,648,981)	(31,189,997)
	$-	$-

The Company had a cumulative federal net operating loss of approximately $77 million as of December 31, 2016, which will begin expiring in 2020. Under Sections 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation,” as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the Company. The Company has not determined whether such an ownership change has occurred. However, given the equity transactions in which the Company has engaged, the Company believes that the use of the net operating losses shown as deferred tax assets will be significantly limited.

Management has evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes and determined the Company has no uncertain tax positions that could have a significant impact on its consolidated financial statements. The Company’s income tax returns after 2010 remain open for examination.

10.   Commitments

Leases

The Company leases space in Irvine, California that houses its headquarters and manufacturing facility under a non-cancellable operating lease. The lease expires in 2018. At December 31, 2016, future minimum lease payments under non-cancellable operating leases were $164,591.

Future minimum lease payments for operating leases having an initial or remaining non-cancellable lease term in excess of one year are as follows:

Years ending December 31,
2017	92,624
2018	71,967
Total minimum payments	$164,591

Rent expense under all operating leases, which includes a non-cancellable lease for the Company’s former headquarters in Memphis, Tennessee that was in effect for the first ten months of 2015, was approximately $92,000 and $125,000 for the years ended December 31, 2016 and 2015, respectively

Licenses

Certain license arrangements require minimum royalty payments. As of December 31, 2016, future minimum payments under these arrangements are as follows:

Years ending December 31,
2017	60,000
2018	50,000
2019	50,000
2020	50,000
2021	50,000
Thereafter	270,000
Total minimum payments	$530,000

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

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

Technical Service and Training Agreements

The Company is a party to agreements with a university, which agreements were amended in January 2016, under which the Company may receive technical and training services. Pursuant to the terms of the amended agreements, the Company paid the university approximately $45,000 for technical research services in 2016 and did not incur any costs for training services (as such services may be rendered by the university upon the Company’s request) in 2016. The January 2016 amendments expired in January 2017 and new amendments to the agreements are under negotiation.

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

Cardiac EP Business Participation Plan

The Company is party to agreements under which it may provide a key product development advisor and consultant with financial rewards in the event that the Company sells its business operations relating to catheter-based MRI-guided cardiac ablation to treat cardiac arrhythmias (“Cardiac EP Operations”). In the event the Company sells its Cardiac EP Operations, whether on a stand-alone basis or as part of the sale of the Company, the participant will receive a payment under the plan equal to: (i) the transaction value paid for or allocated to the Cardiac EP Operations in the sale, multiplied by (ii) the participant’s “participation interest” at the time of the sale. The participant was initially awarded a participation interest of 6.6%. However, pursuant to the terms of the plan, the participation interest is equitably reduced from time to time to take into account equity financing transactions in which the Company issues shares of its common stock, or securities convertible into shares of its common stock, in exchange for cash proceeds. At December 31, 2016, the participation interest was 1.38%. The plan will terminate in June 2025.

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