Form 10-K/A
period 2016-12-31
MRI INTERVENTIONS, INC.
filed 2017-04-28
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017. The purpose of this Amendment is solely to include Part III information which was to be provided in accordance with Instruction G(3) to Form 10-K no later than May 1, 2017. The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III thereof is hereby deleted. Unless expressly stated, this Amendment does not reflect events occurring after the original filing of the Form 10-K and does not modify or update in any way the disclosures contained therein, which speak as of the date thereof. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

In addition, new certifications of our principal executive officer and principal financial officer are listed in Item 15 and attached as exhibits, each as of the filing date of this Amendment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and titles of the members of the Board of Directors and the executive officers of MRI Interventions, Inc. (the “Company”) are as set forth in the below table. There are no family relationships among the directors or executive officers of the Company.

Name	Age	Position

Pascal E.R. Girin	57	Director
Francis P. Grillo	54	Chief Executive Officer, President and Director
Kimble L. Jenkins	55	Director
Charles E. Koob	72	Director
Philip A. Pizzo	72	Director
Timothy T. Richards	59	Director
Andrew K. Rooke	60	Director
Maria Sainz	51	Director
John N. Spencer, Jr.	76	Director
Harold A. Hurwitz	65	Chief Financial Officer and Secretary
Peter G. Piferi	57	Chief Operating Officer
Wendelin C. Maners	54	Vice President, Sales and Marketing

Set forth below are biographies of each of our directors and executive officers.

Pascal E.R. Girin joined our Board in September 2014. Mr. Girin possesses over two decades of management and executive experience in the field of medical technology. Since September 2016, Mr. Girin has served as Chairman and CEO of Balt Inc., a private company specialized in the treatment of neurovascular diseases, where he was recruited to lead the company’s global expansion. Mr. Girin served as Executive Vice President and Chief Operating Officer of Wright Medical Technology, Inc. from November 2012 until October 2015, at which time the company successfully merged with Tornier N.V. and formed Wright Medical Group N.V. Prior to joining Wright Medical, Mr. Girin served as President and Chief Executive Officer of Keystone Dental Inc. from February 2011 to June 2012, at which time the company successfully merged with Southern Implants Inc. From October 2010 to February 2011, Mr. Girin served as Executive Vice President and Chief Operating Officer of Keystone Dental Inc. From July 2010 to September 2010, Mr. Girin served as Chief Operating Officer of ev3 Inc. following its acquisition by a wholly owned subsidiary of Covidien Group S.a.r.l. Prior to that time, Mr. Girin served as Executive Vice President and Chief Operating Officer of ev3 Inc. from January 2010 to July 2010, as Executive Vice President and President, Worldwide Neurovascular and International of ev3 Neurovascular Inc. from July 2008 to January 2010, as Senior Vice President and President, International of ev3 International from July 2005 to July 2008, and as General Manager, Europe of ev3 Inc. from September 2003 to July 2005. From September 1998 to August 2003, Mr. Girin served in various capacities at BioScience Europe Baxter Healthcare Corporation, most recently as Vice President. Mr. Girin received an engineering education at the French Ecole des Mines. From November 2010 until November 2, 2012, Mr. Girin had served as a director of Tornier N.V., a publicly traded global medical device company, as well as a member of its Nominating, Corporate Governance and Compliance Committee. With nearly three decades of experience as an executive and director in the medical device industry, both in the U.S. and in Europe, we believe Mr. Girin brings invaluable industry experience and leadership qualities to our Board, as well as insight into international markets.

Francis (Frank) P. Grillo joined us in October 2014 as President. Mr. Grillo also became our Chief Executive Officer effective January 1, 2015 and became a member of our Board in April 2015. Prior to joining our company, Mr. Grillo served as Vice President, Marketing and New Business Development of Intuitive Surgical, Inc., a publicly-traded medical technology company, since August 2008. Before joining Intuitive Surgical, Mr. Grillo worked for Kyphon Inc. from February 2006 to June 2008, most recently as Vice President, Marketing and Business Development. Kyphon was a publicly-traded medical technology company prior to its acquisition by Medtronic, Inc. in November 2007. Prior to Kyphon, from September 1996 to January 2006, Mr. Grillo held various positions at Boston Scientific Corporation, most recently as Vice President, Marketing, Women’s Health,

Urology/Gynecology Division. Mr. Grillo presently serves on the board of directors of Embolx, Inc., a privately held medical device company. As our Chief Executive Officer, and as a result of his substantial experience as an executive of medical device companies, we believe Mr. Grillo offers a unique understanding of our business and industry with a particular focus on driving adoption of new medical technologies.

Kimble L. Jenkins joined our Board in September 2002. Mr. Jenkins, who currently serves as the Chairman of our Board, previously served as our President from January 2003 to October 2014, and as our Chief Executive Officer from September 2004 through December 2014. Mr. Jenkins served in those two positions on a part-time basis until May 2008, at which time he began serving as President and Chief Executive Officer on a full-time basis. Since December 2016, Mr. Jenkins has served as a director of Cardiac Designs, Inc., a privately held cardiac arrhythmia monitoring company. Since October 2014, Mr. Jenkins has also served as the President of Theraplex Company LLC, a privately held skin care products company. Prior to May 2008, Mr. Jenkins was a Managing Director with the investment bank Morgan Keegan & Company, Inc., where he founded that firm’s Private Equity Group in 1998. Mr. Jenkins has over 20 years of experience building and working with growth stage companies. As our former Chief Executive Officer, we believe Mr. Jenkins’ perspective into our business is an invaluable resource for our Board.

Charles E. Koob joined our Board in August 2008. From 1970 to 2008, Mr. Koob practiced competition, trade regulation and antitrust law at the law firm of Simpson Thacher & Bartlett and served as the co-head of the firm’s litigation department for a portion of his tenure. For much of his career, Mr. Koob served as a strategic advisor for the boards of directors of many public companies. Mr. Koob presently serves on the board of directors of MiMedx Group, Inc., a publicly traded biomedical products company, DemeRx, Inc., a privately held biotechnology company, and Stanford Hospital & Clinics, the major teaching hospital for Stanford University and its School of Medicine. As a byproduct of Mr. Koob’s sophisticated former legal practice, we believe Mr. Koob offers expertise in the areas of corporate governance and organizational and strategic leadership.

Philip A. Pizzo joined our Board in April 2013. Dr. Pizzo served as Dean of the Stanford School of Medicine from April 2001 to December 1, 2012, where he was also the Carl and Elizabeth Naumann Professor of Pediatrics and of Microbiology and Immunology. Dr. Pizzo has devoted much of his distinguished medical career to the diagnosis, management, prevention and treatment of childhood cancers and the infectious complications that occur in children whose immune systems are compromised by cancer and AIDS. He has also been a leader in academic medicine, championing programs and policies to improve the future of science, education and healthcare in the United States and beyond. Before joining Stanford, Dr. Pizzo was the physician-in-chief of Children’s Hospital in Boston and chair of the Department of Pediatrics at Harvard Medical School from 1996 to 2001. He is the author of more than 500 scientific articles and 16 books and monographs. Dr. Pizzo presently serves on the board of directors, or the equivalent governing body, of Global Blood Therapeutics, Inc., a publicly-traded, clinical-stage biopharmaceutical company, the University of Rochester, a private university, and Koc University, a private university located in Istanbul, Turkey. We believe Dr. Pizzo offers a deep understanding of medical sciences and innovation, as well as physicians and other healthcare providers who are central to the use of our products.

Timothy T. Richards joined our Board in March 2014. Since October 2012, Mr. Richards has worked for Seventh Sense BioSystems, Inc., a venture capital-backed start-up with a focus on point-of-care diagnostic testing, where he was recruited to build and develop the company’s business development and commercial organization. Currently, Mr. Richards serves as Seventh Sense BioSystems’ Chief Operating Officer. Prior to joining Seventh Sense BioSystems, from October 2011 through August 2012, Mr. Richards served as President of Facet Technologies, LLC, a privately-held supplier to major diagnostic companies, where he led the company’s manufacturing and supply chain platform. From November 2008 until May 2010, Mr. Richards held executive-level positions within the Covidien organization, first as U.S. President of the Patient Care & Safety Products business unit, and subsequently as President of VNUS Medical Technologies following its acquisition by Covidien in 2009. From October 2003 through October 2008, Mr. Richards served as Senior Vice President, Chief Marketing Officer and a member of the Executive Board of B. Braun Medical Inc., a leader in infusion therapy and pain management. Before joining B. Braun Medical, he held a number of progressive leadership positions throughout the U.S. and Asia with Becton Dickinson and Company. We believe Mr. Richards brings to our Board extensive leadership experience and expertise in general management, operations, commercial management and strategy in the medical device field.

Andrew K. Rooke joined our Board in July 2011. Mr. Rooke owns and manages Rooke Fiduciary Management, a private trust company, which specializes in the investment management of publicly held securities and the oversight of a multitude of trust investments. Mr. Rooke is also President and a director of Withington Foundation, a private foundation. Over the years, he has acquired, managed and sold a number of private companies as well as commercial real estate properties. Mr. Rooke was also previously employed by the former securities firm Kidder, Peabody & Co. With significant experience in financing, analyzing, investing in and managing investments in public and private companies, Mr. Rooke offers expertise in strategic and financial matters.

Maria Sainz joined our Board in January 2014. Since April 2012, Ms. Sainz has served as President and Chief Executive Officer of CardioKinetix, Inc., a privately-held medical device company based in Menlo Park, California that is pioneering a catheter-based treatment for heart failure. Beginning in April 2008, she served as President and Chief Executive Officer of Concentric Medical, Inc., a privately-held medical device company focused on developing endovascular devices for revascularizing stroke patients. Ms. Sainz held that position until October 2011, when Concentric Medical was acquired by Stryker Corporation, at which time she was named General Manager of the Stryker Neurovascular business unit, a position she held until April 2012. Prior to Concentric Medical, as an advisor to Boston Scientific Corporation’s Chief Operating Officer, Ms. Sainz led integration activities following Boston Scientific’s acquisition of Guidant Corporation. From February 2003 through June 2006, she served as President of Guidant Corporation’s Cardiac Surgery Division, during which time she successfully grew the multi-therapy division’s revenue from $90 million to $176 million. Prior to that, from January 2001 through February 2003, Ms. Sainz served as Vice President, Global Marketing for the Vascular Intervention Division of Guidant Corporation, where she was responsible for worldwide new product and market development activities. Ms. Sainz currently serves as a director of The Spectranetics Corporation, Orthofix International N.V. and Halyard Health Corporation, each a publicly-traded medical device company, as well as a director of CardioKinetix, Inc. Ms. Sainz brings to our Board over 20 years of experience in the medical device industry having held commercial and general management positions both in the United States and Europe.

John N. Spencer, Jr. joined our Board in March 2010. Mr. Spencer is a certified public accountant and was a partner of Ernst & Young LLP where he spent more than 38 years until his retirement in 2000. Mr. Spencer serves on the board of directors of GeoVax Labs, Inc., a publicly traded biotechnology company. In addition, he serves on the boards of directors of, and as a consultant for various accounting and financial reporting matters to, various privately owned companies. From November 2013 until February 2014, Mr. Spencer served as interim Chief Financial Officer of Applied Genetic Technologies Corporation, which is now a publicly traded biotechnology company, while such company was in registration with the SEC. By virtue of his experience at Ernst & Young, where he was the partner in charge of its life sciences practice for the southeastern United States, together with his continuing expertise as a director of, and a consultant to, other publicly traded and privately held companies, we believe Mr. Spencer offers expertise in accounting, finance and the medical device industry.

Harold A. Hurwitz joined us in March 2015 as Vice President, Finance, and, in May 2015, became our Chief Financial Officer. From February 2013 to January 2015, Mr. Hurwitz served as Chief Executive Officer and President of Pro-Dex, Inc., a publicly-traded contract engineering and manufacturing company serving the medical device, factory automation and scientific research markets. Mr. Hurwitz also held the positions of Chief Financial Officer, Treasurer and Secretary of Pro-Dex from October 2010, when he joined that company, to January 2015. Between March 2010 and September 2010, Mr. Hurwitz served as an independent consultant, providing service primarily to a molecular diagnostics company. From April 2008 to February 2010, Mr. Hurwitz served as Chief Financial Officer and Vice President of Interventional Spine, Inc., a venture-backed medical device company. Prior to joining Interventional Spine, Mr. Hurwitz served as Principal Consultant with McDermott & Bull, a retained executive search firm, from December 2005 to March 2008, where he led the life science and medical technology practice. Mr. Hurwitz served as an independent consultant from December 2004 to December 2005, with his primary client during that time being Micro Therapeutics, Inc., then a publicly-traded medical device company (subsequently acquired by ev3, Inc., and now part of Medtronic plc). He was Chief Financial Officer of Micro Therapeutics, Inc. from December 1997 to December 2004. Earlier in his career, Mr. Hurwitz was a Partner with Coopers & Lybrand L.L.P. (now part of PricewaterhouseCoopers LLP), where he was a Business Assurance Partner, Team Leader of its Orange County Medical Device Practice and an SEC Review Partner. Mr. Hurwitz served as a director of Pro-Dex, Inc. from May 2013 to January 2015.

Peter G. Piferi joined us in December 2006 as Chief Operating Officer. Mr. Piferi has over 20 years of experience in the areas of product development, operations, engineering and production in the medical device industry. From March 2003 to December 2006, Mr. Piferi served as Vice President, Endovascular Technologies for Edwards Lifesciences Corporation. In addition, Mr. Piferi has served as Vice President at Kriton Medical Inc. and Orbus Medical Technologies, Inc., and as Director of Advanced Engineering at Cordis Corporation.

Wendelin C. Maners joined us in December 2014 as Vice President, Marketing, and, in April 2017, became our Vice President, Sales and Marketing. Ms. Maners has more than two decades of global medical device experience focused on the marketing, acquisition, and licensing of medical device technologies. Prior to joining MRI Interventions, Inc., Ms. Maners served as Vice President, Emerging Technologies with CSA Medical Inc., where she managed commercial marketing for the company’s products, led market development efforts for the company’s emerging applications in new market and disease segments and developed internal and external product training programs. Prior to her time with CSA Medical, Ms. Maners served for over 14 years in various roles at Boston Scientific Corporation, most recently as Vice President, Strategy and Business Development. During that time, she developed and executed acquisition strategies in the Neuromodulation and Electrophysiology markets, managed and built technology and venture capital business relationships to assemble a portfolio of investment options for supported divisions and served as a delegate Board member/observer for Boston Scientific investments, including Cyberonics, Inc., Northstar Neuroscience, Inc., Neuropace, Inc., Intelect Medical, Inc., IntraPace, Inc., Quallion LLC and the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and the beneficial owners of greater than 10% of our common stock (“Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with the SEC. The Reporting Persons are required by SEC rules to furnish us with copies of these reports.

The Company’s management coordinates the filing of Section 16 reports for each of its directors and executive officers. Due to an administrative oversight, late Form 4 reports were filed for each of Messrs. Grillo, Hurwitz, and Piferi and Ms. Maners regarding the grant of common stock on January 29, 2016. These late reports were filed on February 23, 2016. To the Company’s knowledge, based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company for the fiscal year ended December 31, 2016 pursuant to Rule 16a-3(e) of the Exchange Act and written representations from Reporting Persons that all required reports had been filed, the Company believes that, other than as set forth above, all Reporting Persons filed the required reports on a timely basis.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and directors. Our Code of Business Conduct and Ethics can be accessed at the “Investors” tab of our website at www.mriinterventions.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors on our website. The inclusion of our website address in this Amendment does not include or incorporate by reference the information on our website into this Amendment. Our Code of Business Conduct and Ethics is available free of charge upon request to our Corporate Secretary, MRI Interventions, Inc., 5 Musick, Irvine, CA 92618.

Changes to Security Holder Director Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

Our Audit Committee currently consists of Messrs. Girin, Koob and Spencer. Mr. Spencer serves as the Chairman of the Audit Committee. The functions of the Audit Committee include:

●	overseeing the audit and other services of our independent registered public accounting firm and being directly responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm, who will report directly to the Audit Committee;

●	reviewing and pre-approving the engagement of our independent registered public accounting firm to perform audit services and any permissible non-audit services;

●	overseeing compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as required;

●	reviewing our annual and quarterly financial statements and reports and discussing the financial statements and reports with our independent registered public accounting firm and management;

●	reviewing and approving all related person transactions pursuant to our Related Party Transactions Policy;

●	reviewing with our independent registered public accounting firm and management significant issues that may arise regarding accounting principles and financial statement presentation, as well as matters concerning the scope, adequacy and effectiveness of our internal control over financial reporting;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding internal control over financial reporting, accounting or auditing matters; and

●	preparing the Audit Committee report for inclusion in our proxy statement for our annual meeting.

Our Board has determined that, at this time, Mr. Spencer and Mr. Koob are audit committee financial experts within the meaning of SEC rules. Furthermore, our Board has determined that all the members of the Audit Committee satisfy the independence, experience and other requirements established by the Nasdaq Marketplace Rules, which were adopted by the Company. Our Audit Committee met five times during 2016. Both our independent registered public accounting firm and management periodically meet privately with our Audit Committee. A copy of the charter for our Audit Committee is posted on our website at www.mriinterventions.com. The inclusion of our website address in this Amendment does not include or incorporate by reference the information on our website into this Amendment.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table – Years Ended December 31, 2016 and 2015

The following table shows the compensation awarded or paid to, or earned by, our Chief Executive Officer and our two other most highly compensated executive officers for the years ended December 31, 2016 and 2015. We refer to these executive officers as our “named executive officers.” All items presented in this table and its corresponding footnotes give retroactive effect to a 1-for-40 reverse split of our common stock effectuated in July 2016 (the “Reverse Split”).

Named Executive Officer	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)		All Other Compensation ($)(2)	Total ($)
Francis P. Grillo	2016	350,000	61,600	(3)	-		9,131	420,731	(4)
Chief Executive Officer	2015	350,000	100,000	(5)	87,500	(6)	9,380	546,880	(7)
Harold A. Hurwitz(8)	2016	230,000	49,680	(9)	22,365	(10)	5,657	307,702	(11)
Chief Financial Officer	2015	174,269	48,300	(12)	271,551	(13)	3,797	497,917	(14)
Robert C. Korn(15)	2016	220,000	75,751	(16)	-		9,372	305,123	(17)
Vice President, Sales	2015	220,000	77,994	(16)	70,000	(18)	11,283	379,277	(19)

(1)	These amounts do not represent cash compensation paid to the named individual. These non-cash amounts represent only the aggregate grant date fair value of the option awards as computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718. For a discussion of the assumptions made in the valuation of the awards, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Significant Judgments and Estimates–Share-based Compensation” and Note 7 to the audited financial statements included in the Form 10-K.

(2)	Until otherwise noted, these amounts consist of the group medical, life and disability premiums that we paid.

(3)	Of this amount, $20,944 is payable to Mr. Grillo in cash, and $40,656 is to be granted in shares of our common stock, such grant contingent upon the approval by our stockholders at our 2017 annual meeting of stockholders of an amendment to our Amended and Restated 2013 Incentive Compensation Plan to increase the number of shares available for issuance thereunder (the “Plan Amendment”), with the number of shares of such stock-based compensation to be calculated on the basis of the per share market value of our common stock at the close of trading on the date of grant.

(4)	Of this amount, the cash compensation paid, or to be paid, to Mr. Grillo totals $370,944.

(5)	Of this amount, Mr. Grillo was paid $33,333 in cash and $66,667 in shares of our common stock on February 1, 2016, and the number of shares of such stock-based compensation was calculated on the basis of the per share market value of our common stock at the close of trading on that date.

(6)	Does not represent cash compensation. Represents only the aggregate grant date fair value in accordance with ASC Topic 718 of options to purchase an aggregate of 6,250 shares of our common stock issued to Mr. Grillo with an exercise price of $29.60 per share.

(7)	Of this amount, the cash compensation paid to Mr. Grillo totaled $383,333.

(8)	Mr. Hurwitz joined us in March 2015 as our Vice President, Finance, and became our Chief Financial Officer in May 2015.

(9)	Of this amount, $24,840 is payable to Mr. Hurwitz in cash, and $24,840 is to be granted in shares of our common stock, such grant contingent upon the approval by our stockholders at our 2017 annual meeting of stockholders of the Plan Amendment, with the number of shares of such stock-based compensation to be calculated on the basis of the per share market value of our common stock at the close of trading on the date of grant.

(10)

Does not represent cash compensation. Represents only the aggregate grant date fair value in accordance with ASC Topic 718 of options to purchase an aggregate of 3,750 shares of our common stock issued to Mr. Hurwitz with an exercise price of $12.40 per share pursuant to the terms of a written compensatory contract we entered into with Mr. Hurwitz in March 2015.

(11)	Of this amount, the cash compensation paid, or to be paid, to Mr. Hurwitz totals $254,840.

(12)	Of this amount, Mr. Hurwitz was paid $36,225 in cash and $12,075 in shares of our common stock on February 1, 2016, and the number of shares of such stock-based compensation was calculated on the basis of the per share market value of our common stock at the close of trading on that date.

(13)	Does not represent cash compensation. Represents only the aggregate grant date fair value in accordance with ASC Topic 718 of options to purchase an aggregate of 15,000 shares of our common stock issued to Mr. Hurwitz with a weighted average exercise price of $39.20 per share.

(14)	Of this amount, the cash compensation paid to Mr. Hurwitz totals $210,494.

(15)	As reported in Item 9B of the Form 10-K, on March 3, 2017, Mr. Korn tendered his voluntary resignation to the Company, which was effective March 31, 2017.

(16)	Represents amounts paid pursuant to Mr. Korn’s sales incentive plan.

(17)	Of this amount, the cash compensation paid, or to be paid, to Mr. Korn totals $295,751.

(18)	Does not represent cash compensation. Represents only the grant date fair value in accordance with ASC Topic 718 of an option to purchase 5,000 shares of our common stock issued to Mr. Korn with an exercise price of $29.60 per share.

(19)	Of this amount, the cash compensation paid to Mr. Korn totaled $297,994.

Narrative Disclosure to Summary Compensation Table

Employment Agreements. Each of our named executive officers had a written compensatory contract with the Company during 2016. In September 2014, we entered into an employment agreement with Mr. Grillo. In March 2015, we entered into a written compensatory contract with Mr. Hurwitz. In November 2012, we entered into an employment agreement with Mr. Korn. Under each of the compensatory contracts, the employment of the named executive officer may be terminated by either party upon written notice to the other party.

Salary. Under their respective compensatory contracts, the base salaries of our named executive officers, as of December 31, 2016, were as follows:

Named Executive Officer	Title	Base Salary(1)
Francis P. Grillo	Chief Executive Officer and President	$350,000
Harold A. Hurwitz	Chief Financial Officer and Corporate Secretary	$230,000
Robert C. Korn	Vice President, Sales	$220,000

(1)	Each named executive officer’s salary is subject to adjustment at the discretion of the compensation committee, subject to certain limitations.

Bonus. Mr. Grillo is eligible to receive an annual target incentive bonus of 40% of his annual base salary, subject to certain performance goals to be established by the Compensation Committee. The amount of the incentive bonus payable to Mr. Grillo may be more or less than the target amount, depending on whether, and to what extent, applicable performance goals for such year have been achieved. Mr. Hurwitz is eligible to receive an annual target incentive bonus of 30% of his annual base salary, subject to certain performance goals to be established by the Compensation Committee. The amount of the incentive bonus payable to Mr. Hurwitz may be more or less than the target amount, depending on whether, and to what extent, applicable performance goals for such year have been achieved. Mr. Korn is eligible for additional cash compensation under a sales incentive plan, which is targeted to yield an annual payout of at least $100,000 for reaching targeted sales levels. The actual payout under Mr. Korn’s sales incentive plan may be more or less than the targeted payout based on actual sales achieved.

Option Awards. Pursuant to our employment agreement with Mr. Grillo, Mr. Grillo received, on the start date of his employment, an option to purchase 60,000 shares of our common stock. That option, which was granted October 6, 2014, has an exercise price of $45.20 per share, has a term of 10 years from the date of grant and vests in three equal annual installments, which began on October 6, 2015, subject to vesting acceleration under certain circumstances. Pursuant to our written compensatory contract with Mr. Hurwitz, Mr. Hurwitz received, on the start date of his employment, an option to purchase 11,250 shares of our common stock. That option, which was granted March 30, 2015, has an exercise price of $42.40 per share, has a term of 10 years from the date of grant and vests in three equal annual installments beginning March 30, 2016, subject to vesting acceleration under certain circumstances. In addition, on March 30, 2016, Mr. Hurwitz was granted an additional stock option entitling him to purchase 3,750 shares. That option has an exercise price of $12.40 per share, has a term of 10 years from the date of grant and vests in three equal annual installments beginning March 30, 2017, subject to vesting acceleration under certain circumstances. Further, the terms of Mr. Hurwitz’ compensatory contract provide that, on March 30, 2017, he would be entitled to receive an additional stock option entitling him to purchase 3,750 shares, which option grant would have an exercise price equal to the then fair market value of our common stock, have a term of 10 years from the date of grant and vest over three years in equal installments, on the first, second and third year anniversaries of the grant date. We intend to grant an option to Mr. Hurwitz on these terms subject to the approval by our stockholders at our 2017 annual meeting of stockholders of the Plan Amendment. Pursuant to our employment agreement with Mr. Korn, Mr. Korn received options to purchase 7,500 shares of our common stock on the start date of his employment and additional options to purchase 2,500 shares of our common stock on or about the first and second year anniversaries of the start date of his employment. The first of those anniversary date option awards was granted on November 5, 2013, with an exercise price of $60.40 per share. The second anniversary date option award was granted on November 10, 2014, with an exercise price of $39.20 per share. Both options granted to Mr. Korn had 10-year terms and provided for vesting in three equal annual installments measured from the applicable option grant date, subject to vesting acceleration under certain circumstances. On March 3, 2017, Mr. Korn resigned his position as Vice President, Sales, effective March 31, 2017, and all of Mr. Korn’s options, none of which were exercised, were terminated as of that effective date. Our named executive officers may receive additional grants under our compensation plans at the discretion of the Compensation Committee. All information presented in this paragraph gives retroactive effect to the Reverse Split.

All Other Compensation. Each named executive officer was entitled to participate in any benefit plan from time-to-time in effect for our executives and/or employees generally, subject to the eligibility provisions of that plan.

Payments Upon Termination or Change of Control

Termination Payments. In the event we terminate the employment of Mr. Grillo without cause or if Mr. Grillo terminates his employment for good reason, as those terms are defined in his employment agreement, then he will be entitled to receive: (1) an amount equal to his annual base salary in effect on the termination date; (2) an amount equal to his average bonus for the previous two years; and (3) $18,000. In addition, if we terminate Mr. Grillo’s employment without cause or Mr. Grillo terminates his employment for good reason, any unvested stock options and restricted stock previously granted to him will become fully vested on the termination date and, in the case of stock options, will be exercisable until the earlier of three years after the termination date or the final expiration date provided for in the applicable award agreement.

In the event we terminate the employment of Mr. Hurwitz without cause, as that term is defined in his written compensatory contract, then Mr. Hurwitz will receive: (1) any portion of base salary and bonus compensation earned but unpaid as of the termination date, plus any unreimbursed business expenses he incurred as of the termination date; (2) any amounts due pursuant to the terms of any award or benefit plans in which he was a participant, in accordance with the terms of such plans; and (3) an amount equal to 25% of his base salary in effect on the termination date, which will be paid in six semi-monthly installments.

As previously reported, Mr. Korn resigned effective March 31, 2017. Mr. Korn’s employment agreement provided that if we had terminated his employment without cause, then he would have been entitled to receive an amount equal to 25% of his base salary in effect on the termination date, which amount would be paid in six semi-monthly installments. Following Mr. Korn’s voluntary resignation, no termination payments were owed to him under his employment agreement, nor do any such payments remain outstanding.

Change of Control Payments. Upon a change of control, as such term is defined in Mr. Grillo’s employment agreement, any unvested stock options and restricted stock previously granted to Mr. Grillo will become fully vested. In addition, if we terminate Mr. Grillo’s employment without cause, or if he terminates his employment for good reason, in either case within two months prior to or within 12 months following the change of control, then Mr. Grillo will be entitled to receive a lump sum payment equal to the sum of: (1) two times his annual base salary in effect on the termination date; (2) two times the average of his two highest bonuses paid in the previous three years; and (3) $18,000.

Upon a change of control, as such term is defined in Mr. Hurwitz’s written compensatory contract, any unvested stock options previously granted to Mr. Hurwitz will become fully vested. In addition, if we terminate Mr. Hurwitz’s employment without cause within two months prior to or within six months following the change of control, then Mr. Hurwitz will be entitled to receive: (1) any portion of base salary and bonus compensation earned but unpaid as of the termination date, plus unreimbursed business expenses he incurred as of the termination date; (2) any amounts due pursuant to the terms of any award or benefit plans in which he was a participant, in accordance with the terms of such plans; and (3) a lump sum amount equal to 50% of his base salary in effect on the termination date.

Upon a change of control involving a sale transaction, as those terms are defined in Mr. Korn’s employment agreement, any unvested stock options and restricted stock previously granted to Mr. Korn will become fully vested.

Non-Competition; Non-Solicitation; Confidentiality; Assignment of Inventions. In connection with their compensatory contracts, each named executive officer also entered into a confidentiality agreement and non-compete agreement, which agreements impose on the executive customary restrictive covenants prohibiting the disclosure of our confidential information, requiring the executive to assign us any invention discovered in the scope of his employment, prohibiting him from competing with us during the term of his employment and for one year following the termination of his employment, and prohibiting him from soliciting our employees, consultants and contractors during the term of his employment and for two years following the termination of his employment.

Outstanding Equity Awards at December 31, 2016

The table below sets forth information regarding the outstanding equity awards held by our named executive officers at December 31, 2016. All information presented in this table gives retroactive effect to the Reverse Split.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Francis P. Grillo	40,000	(1)	20,000	(1)	45.20	October 6, 2024
	2,777	(2)	3,473	(2)	29.60	August 13, 2025
Harold A. Hurwitz	3,750	(3)	7,500	(3)	42.40	March 30, 2025
	1,667	(4)	2,083	(4)	29.60	August 13, 2025
	-	(5)	3,750	(5)	12.40	March 30, 2026
Robert C. Korn	7,500	(6)	-		65.20	November 10, 2022
	2,500	(6)(7)	-	(7)	60.40	November 5, 2023
	1,667	(6)(8)	833	(6)(8)	39.20	November 10, 2024
	2,223	(6)(8)	2,777	(6)(9)	29.60	August 13, 2025

(1)	One-third of the shares subject to this option vested on the first anniversary of the grant date, October 6, 2015. An additional one-third of the shares vested on the second anniversary of the grant date, October 6, 2016. The remaining shares vest on the third anniversary of the grant date, October 6, 2017.

(2)	One-third of the shares subject to this option vested on the first anniversary of the grant date, August 13, 2016. The remaining two-thirds of the shares were scheduled to vest ratably in 24 equal monthly installments beginning in the first month following the first anniversary of the grant date. Of these 24 equal monthly installments, four had vested as of December 31, 2016.

(3)	One-third of the shares subject to this option vested on the first anniversary of the grant date, March 30, 2016. An additional one-third of the shares will vest on the second anniversary of the grant date, March 30, 2017. The remaining shares will vest on the third anniversary of the grant date, March 30, 2018.

(4)

One-third of the shares subject to this option vested on the first anniversary of the grant date, August 13, 2016. The remaining two-thirds of the shares were scheduled to vest ratably in 24 equal monthly installments beginning in the first month following the first anniversary of the grant date. Of these 24 equal monthly installments, four had vested as of December 31, 2016.

(5)	One-third of the shares subject to this option will vest on the first anniversary of the grant date, March 30, 2017. An additional one-third of the shares will vest on the second anniversary of the grant date, March 30, 2018. The remaining shares will vest on the third anniversary of the grant date, March 30, 2019.

(6)

As previously disclosed, Mr. Korn voluntarily resigned from the Company effective March 31, 2017. Per the terms of his option award agreements, as a result, all options outstanding as of that date were terminated immediately and of no further force or effect.

(7)

One-third of the shares subject to this option vested on the first anniversary of the grant date, November 5, 2014. An additional one-third of the shares vested on the second anniversary of the grant date, November 5, 2015. The remaining shares vested on the third anniversary of the grant date, November 5, 2016.

(8)	One-third of the shares subject to this option vested on the first anniversary of the grant date, November 10, 2015. An additional one-third of the shares vested on the second anniversary of the grant date, November 10, 2016. The remaining shares were scheduled to vest on the third anniversary of the grant date, November 10, 2017.

(9)	One-third of the shares subject to this option vested on the first anniversary of the grant date, August 13, 2016. The remaining two-thirds of the shares were scheduled to vest ratably in 24 equal monthly installments beginning in the first month following the first anniversary of the grant date. Of these 24 equal monthly installments, four had vested as of December 31, 2016.

Option Exercises

None of our named executive officers exercised stock options in 2016.

DIRECTOR COMPENSATION

The following table and accompanying footnotes set forth information with respect to the compensation of our non-employee directors in 2016. All information presented in this table gives retroactive effect to the Reverse Split.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Kimble L. Jenkins	17,500	(2)	2,426	(3)	8,189	(4)	28,115
Pascal E.R. Girin	21,000	(5)	2,426	(3)	–		23,426
Charles E. Koob	27,500	(6)	2,426	(3)	–		29,926
Philip A. Pizzo	23,000	(7)	2,426	(3)	–		25,426
Timothy T. Richards	23,000	(8)	2,426	(3)	–		25,426
Andrew K. Rooke	17,500	(9)	2,426	(3)	–		19,926
Maria Sainz	20,500		2,426	(3)	–		22,926
John N. Spencer, Jr.	28,500	(10)	2,426	(3)	–		30,926

(1)	These amounts do not represent cash compensation paid to the named individuals. These non-cash amounts represent either: (a) the aggregate grant date fair value of option awards; or (b) the date on which original option terms were modified, as applicable and as described below, computed in accordance with ASC Topic 718. For a discussion of the assumptions made in the valuation of the awards, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Significant Judgments and Estimates–Share-based Compensation” and Note 7 to the audited financial statements included in the Form 10-K.

(2)	Under our Non-Employee Director Compensation Plan, Mr. Jenkins elected to receive 2,196 shares of our common stock in lieu of cash fees totaling $11,660.

(3)	Represents the grant date fair value of a stock option grant following our 2016 Annual Meeting of Stockholders, which entitles the director to purchase 500 shares of our common stock at an exercise price of $10.00 per share.

(4)	Represents compensation under Mr. Jenkins’ consulting agreement dated April 1, 2015 and amended as of December 15, 2016.

(5)	Under our Non-Employee Director Compensation Plan, Mr. Girin elected to receive 3,837 shares of our common stock in lieu of cash fees totaling $21,000.

(6)	Under our Non-Employee Director Compensation Plan, Mr. Koob elected to receive 5,123 shares of our common stock in lieu cash fees totaling $27,500.

(7)	Under our Non-Employee Director Compensation Plan, Dr. Pizzo elected to receive 4,351 shares of our common stock in lieu cash fees totaling $23,000.

(8)	Under our Non-Employee Director Compensation Plan, Mr. Richards elected to receive 467 shares of our common stock in lieu cash fees totaling $5,750.

(9)	Under our Non-Employee Director Compensation Plan, Mr. Rooke elected to receive 3,295 shares of our common stock in lieu cash fees totaling $17,500.

(10)	Under our Non-Employee Director Compensation Plan, Mr. Spencer elected to receive 3,537 shares of our common stock in lieu cash fees totaling $19,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 24, 2017 regarding the beneficial ownership of our common stock by:

●	each person, or group of affiliated persons, who is known by us to own beneficially five percent or more of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

Percentage ownership calculations for beneficial ownership are based on 3,680,365 shares outstanding as of April 24, 2017. Except as otherwise indicated below, the address of each beneficial owner of our common stock is c/o MRI Interventions, Inc., 5 Musick, Irvine, California 92618.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of April 24, 2017. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Beneficial Owner	Number of Shares Owned		% of Shares Outstanding
5% Stockholders
Bruce C. Conway 5403 Drane Dr. Dallas, TX 75209	302,730	(1)	8.1%
Voyager Therapeutics, Inc. 75 Sidney Street Cambridge, MA 02139	760,000	(2)	18.8%
Directors and Named Executive Officers
Kimble L. Jenkins	62,275	(3)	1.7%
Pascal E.R. Girin	6,585	(4)	*
Charles E. Koob	31,310	(5)	*
Philip A. Pizzo	8,989	(6)	*
Timothy T. Richards	7,601	(7)	*
Andrew K. Rooke	581,055	(8)	14.9%
Maria Sainz	3,777	(9)	*
John N. Spencer, Jr.	11,939	(10)	*
Francis P. Grillo	95,479	(11)	2.6%
Harold A. Hurwitz	11,836	(12)	*
Robert C. Korn	–	(13)	*
All directors and executive officers as a group (12 persons)	864,088	(14)	21.5%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	Based in part on a Schedule 13D filed by Mr. Conway with the SEC on January 8, 2016. Includes 1,250 shares jointly held with his spouse, 12,150 shares held solely by his spouse, 68,384 shares that Mr. Conway has the right to acquire through the exercise of warrants, 1,125 shares that Mr. Conway has the right to acquire through the exercise of options and 65,134 shares in the aggregate owned (or underlying warrants immediately exercisable) by the Alden M. Conway Trust, the Chase T. Conway Trust, the Merritt Elizabeth Conway Trust, the Edna N. Conway Irrevocable Trust FBO Alden M. Conway, the Edna N. Conway Irrevocable Trust FBO Chase T. Conway, the Edna N. Conway Irrevocable Trust FBO Merritt Elizabeth Conway and the Conway Family GST Trust. Mr. Conway is the trustee of each of the aforementioned trusts and has voting and investment power of each trust’s shares, which are held in trust for the benefit of members of his family. Also includes 2,312 shares owned by the BCC Life Insurance Trust, which shares are held in trust for the benefit of Mr. Conway’s children. A third party serves as trustee for such trust.

(2)	Based in part on a Schedule 13D filed by Voyager Therapeutics, Inc. with the SEC on September 12, 2016. Includes 360,000 shares that Voyager Therapeutics, Inc. has the right to acquire through the exercise of warrants.

(3)	Includes 35,137 shares that Mr. Jenkins has the right to acquire through the exercise of options.

(4)	Includes 1,750 shares that Mr. Girin has the right to acquire through the exercise of options.

(5)	Includes 500 shares held jointly with his spouse, 4,592 shares that Mr. Koob has the right to acquire through the exercise of options, 3,850 shares owned by the Koob Family Trust and 2,695 shares the Koob Family Trust has the right to acquire through the exercise of warrants. Mr. Koob is trustee of the Koob Family Trust and has voting and investment power over the securities held by the Koob Family Trust.

(6)	Includes 3,125 shares that Dr. Pizzo has the right to acquire through the exercise of options and 5,625 shares held by the Philip and Margaret Living Trust. Dr. Pizzo is trustee of the Philip and Margaret Living Trust and has voting and investment power over the securities held by the Philip and Margaret Living Trust.

(7)	Includes 2,625 shares that Mr. Richards has the right to acquire through the exercise of options and 1,347 shares Mr. Richards has the right to acquire through the exercise of warrants.

(8)	Includes 12,500 shares owned by Payne Partners LLC, 12,353 shares owned by the Withington Foundation, 51,455 shares owned by Rooke Fiduciary Management, 25,000 shares that Mr. Rooke has the right to acquire through the exercise of warrants, 2,695 shares that the Withington Foundation has the right to acquire through the exercise of warrants, 3,125 shares that Mr. Rooke has the right to acquire through the exercise of options and 196,500 shares that the Robert L. and Alice W. Rooke Trust, for which Mr. Rooke serves as trustee, has the right to acquire through the exercise of warrants. Mr. Rooke has voting and investment power over the shares owned by Payne Partners LLC, the Withington Foundation and Rooke Fiduciary Management. Also includes 249,445 shares owned by 13 trusts established for the benefit of Mr. Rooke and his family members. Mr. Rooke is the trustee of each of those trusts and has voting and investment power over each trust’s shares.

(9)	Includes 919 shares owned by the Maria Sainz Trust, 233 shares that the Maria Sainz Trust has the right to acquire through the exercise of warrants, and 2,625 shares that Ms. Sainz has the right to acquire through the exercise of options. Ms. Sainz is the trustee of the Maria Sainz Trust and has voting and investment power over the securities held by the Maria Sainz Trust.

(10)	Includes 5,986 shares jointly held with Mr. Spencer’s spouse, 510 shares held in an IRA, 187 shares held in Mr. Spencer’s daughter’s IRA, 249 shares that Mr. Spencer and his spouse jointly have the right to acquire through the exercise of warrants, and 4,375 shares that Mr. Spencer has the right to acquire through the exercise of options.

(11)	Includes 23,391 shares that Mr. Grillo has the right to acquire through the exercise of warrants and 40,000 shares that Mr. Grillo has the right to acquire through the exercise of options.

(12)	Includes 11,042 shares that Mr. Hurwitz has the right to acquire through the exercise of options.

(13)	On March 3, 2017, Mr. Korn resigned his position as Vice President, Sales, effective March 31, 2017, and all of Mr. Korn’s options, none of which were exercised, were terminated as of that effective date.

(14)	Includes 76,308 shares owned by entities controlled by a director, 259,839 shares owned by trusts, 200,003 shares issuable upon the exercise of options and warrants held by directors and executive officers, 2,695 shares issuable upon the exercise of warrants held by entities controlled by a director, and 199,428 shares issuable upon the exercise of warrants held by trusts.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)	187,191	$33.64	6
Equity compensation plans not approved by stockholders (1)(2)(3)(4)(5)(6)(7)	150,250	$54.19	64
Total	337,441	$42.79	70

(1)	The information presented in this table is as of December 31, 2016 and gives retroactive effect to the Reverse Split.

(2)	We adopted our 2010 Non-Qualified Stock Option Plan in December 2010. The plan provided for the issuance of non-qualified stock options to purchase up to 64,141 shares of our common stock. We ceased making awards under the plan upon the adoption of our 2012 Incentive Compensation Plan. As of December 31, 2016, options to purchase 53,625 shares of our common stock were outstanding under the 2010 Non-Qualified Stock Option Plan.

(3)	In November 2012 and November 2014, we entered into written compensatory contracts with Robert C. Korn, our Vice President, Sales, pursuant to which we awarded Mr. Korn non-qualified stock options to purchase 3,750 shares and 2,500 shares, respectively, of our common stock.

(4)	In December 2013, we adopted our 2013 Non-Employee Director Equity Incentive Plan. The plan provides for the issuance of awards with respect to an aggregate of 14,250 shares of our common stock. As of December 31, 2016, awards with respect to 10,375 shares of our common stock were outstanding under the 2013 Non-Employee Director Equity Incentive Plan.

(5)	In October 2014, we entered into a written compensatory contract with Francis P. Grillo, our Chief Executive Officer, pursuant to which we awarded Mr. Grillo non-qualified stock options to purchase 60,000 shares of our common stock.

(6)	In December 2014, we entered into a written compensatory contract with Wendelin C. Maners, our Vice President, Marketing, pursuant to which we awarded Ms. Maners non-qualified stock options to purchase 8,750 shares of our common stock.

(7)	In March 2015, we entered into a written compensatory contract with Harold A. Hurwitz, our Chief Financial Officer, pursuant to which we awarded Mr. Hurwitz non-qualified stock options to purchase 11,250 shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

We adopted a related person transactions policy, pursuant to which our executive officers, directors and principal stockholders, including their immediate family members, are not permitted to enter into a related person transaction with us without the consent of our audit committee. Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of such persons’ immediate family members, other than a transaction available to all employees generally or involving less than $5,000 when aggregated with similar transactions, must be presented to our audit committee for review, consideration and approval, unless the transaction involves an employment or other compensatory arrangement approved by our Compensation Committee. All of our directors, executive officers and employees are required to report to our audit committee any such related person transaction. In approving or rejecting the proposed agreement, our audit committee will take into account, among other factors it deems appropriate, whether the proposed related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the person’s interest in the transaction and, if applicable, the impact on a director’s independence. After consideration of these and other factors, the audit committee may approve or reject the transaction. Consistent with the policy, if we should discover related person transactions that have not been approved, the audit committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction.

Related Person Transactions

The following is a description of transactions since January 1, 2015 to which we have been a party, in which the amount involved in the transaction exceeds $87,518, which is 1% of the average of our total assets at year-end for our 2015 and 2016 fiscal years, and in which any of our executive officers, directors and principal stockholders, including their immediate family members, had or will have a direct or indirect material interest. All information presented below gives retroactive effect to the Reverse Split.

In December 2015, we entered into a securities purchase agreement with certain investors for the sale of shares of our common stock, Series A Warrants to purchase shares of our common stock and Series B Warrants to purchase shares of our common stock in a private placement offering. In the offering, we sold to the investors 407,731 shares of common stock, together with Series A Warrants to purchase 163,092 shares of common stock and Series B Warrants to purchase 122,319 shares of common stock, for aggregate gross proceeds of $5,294,000. The Series A Warrants were fully vested and exercisable upon issuance, have a term of five years from the date of issuance and have an exercise price of $16.23 per share. The Series B Warrants were fully vested and exercisable upon issuance, have a term of five years from the date of issuance and have an exercise price of $21.10 per share.

Our placement agents for the financing, together with the sub-agents it engaged, collectively received Placement Agent Warrants to purchase up to 40,773 shares of our common stock. The Placement Agent Warrants have the same exercise price and substantially the same terms and conditions as the Series A Warrants, except that the Placement Agent Warrants have a terms of seven and one-half years. The placement agents also earned aggregate commissions of $380,120.83 from the December 2015 PIPE financing. Our Chief Executive Officer and director, Francis P. Grillo, one of our non-employee directors, Timothy T. Richards, a foundation for which another of our non-employee directors, Andrew K. Rooke, serves as president, and a trust for which another of our non-employee directors, Charles E. Koob, serves as trustee invested, in the aggregate, $475,000 in the offering and acquired, in the aggregate, 36,583 shares of our common stock, Series A Warrants to purchase 14,633 shares of our common stock and Series B Warrants to purchase 10,975 shares of our common stock.

In September 2016, we entered into a securities purchase agreement with certain investors for the sale of shares of our common stock and warrants to purchase shares of our common stock in a private placement offering. In the offering, we sold to the investors 851,000 shares of common stock, together with warrants to purchase 765,900 shares of common stock, for aggregate gross proceeds of approximately $4.25 million. The warrants were fully vested and exercisable upon issuance, have a term of five years from the date of issuance and have an exercise price of $5.50 per share. Our Chief Executive Officer and director, Francis P. Grillo, a trust for which another of our non-employee directors, Andrew K. Rooke, serves as trustee, and Voyager Therapeutics, Inc. and Bruce C. Conway, each a beneficial owner of more than five percent of our common stock, invested $2,350,000 in the offering and acquired, in the aggregate, 470,000 shares of our common stock and warrants to purchase 423,000 shares of our common stock. In addition, under the terms of an amendment we entered into on August 31, 2016 with two holders of our 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019 and two common stock warrants issued by us in connection therewith (the “2014 Note Holders”), we sold an aggregate of 350,000 units (consisting of shares of our common stock and warrants to purchase shares of our common stock) to the 2014 Note Holders simultaneously with the September 2016 sale of the common stock and warrants described herein. As a result, $1.75 million of the aggregate principal balance of these holders’ notes automatically converted into 350,000 units on the same terms and conditions as in the transactions contemplated by the securities purchase agreement, and the exercise price for 13,125 shares of common stock that may be purchased upon exercise of the holders’ warrants was reduced to $5.50 per share.

We adopted, with an effective date in September 2006 and as amended in June 2010 and June 2013, the Key Personnel Incentive Program, or the KPIP, to provide a consultant and a then-employee who, at the time of adoption of the KPIP, were key to our development and licensing activities, with the opportunity to receive incentive bonus payments upon a consummation of a sale transaction, as defined in the KPIP. The Compensation Committee is responsible for administering the program, and the only participants in the program are Paul A. Bottomley and Parag Karmarkar. The program will terminate on the earlier of December 31, 2025 or the occurrence of a sale transaction.

In the event of a sale transaction, each of the participants will be entitled to receive a bonus payment under the program as of the date of the transaction. Mr. Karmarkar would receive a bonus equal to $1,000,000. Dr. Bottomley would receive a bonus equal to: (1) $1,000,000, plus (2) 1.4% of the amount by which the “net proceeds” from the sale transaction exceed $50,000,000, but not to exceed $700,000. For purposes of the KPIP, the “net proceeds” from a sale transaction will be the portion of the aggregate cash and non-cash consideration paid or payable in connection with the consummation of the sale transaction that is distributed, or otherwise available for distribution, to holders of our common stock.

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

Director Independence

We have not listed, nor do we have an outstanding application to list, our securities on a national securities exchange which has requirements that a majority of our Board be independent. However, for purposes of determining director independence, we have adopted the provisions of the Nasdaq Marketplace Rules. Our Board undertook a review of the composition of our Board and its Committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that none of Dr. Pizzo, Ms. Sainz or Messrs. Girin, Koob, Rooke, Richards or Spencer, representing seven of our nine directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules. In addition, our Board has determined that each of the foregoing directors meets the independence and other requirements, including the Audit Committee membership independence requirements, needed to serve on the Committees of the Board for which they serve. In making such determinations, our Board considered the relationships that each such director has with us and all other facts and circumstances the Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees we paid or accrued for audit and other services provided by Cherry Bekaert LLP, our independent registered public accounting firm, for the years ended December 31, 2015 and 2016.

Year	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees	Total Fees
2015	$142,752	—	—	—	$142,752
2016	$229,225	—	—	—	$229,225

(1)	“Audit Fees” consist of fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements. “Audit Fees” also include fees for services provided in connection with other statutory or regulatory filings or engagements, such as consents and review of documents filed with the SEC.

(2)	“Audit-Related Fees” consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as “Audit Fees.”

(3)	“Tax Fees” consist of fees for professional services provided in connection with tax compliance, tax advice and tax planning, including tax return preparation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code

*	Filed herewith.

++	This certification is being furnished solely to accompany this Amendment pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRI INTERVENTIONS, INC.

Date: April 28, 2017	/s/ Francis P. Grillo
Francis P. Grillo
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis P. Grillo	President and Chief Executive Officer	April 28, 2017
Francis P. Grillo	(Principal Executive Officer)

/s/ Harold A. Hurwitz	Chief Financial Officer	April 28, 2017
Harold A. Hurwitz	(Principal Financial Officer and Principal Accounting Officer)

*	Chairman and Director	April 28, 2017
Kimble L. Jenkins

*	Director	April 28, 2017
Pascal E.R. Girin

*	Director	April 28, 2017
Charles E. Koob

*	Director	April 28, 2017
Philip A. Pizzo

*	Director	April 28, 2017
Timothy T. Richards

*	Director	April 28, 2017
Andrew K. Rooke

*	Director	April 28, 2017
Maria Sainz

*	Director	April 28, 2017
John N. Spencer, Jr.

*By:	/s/ Harold A. Hurwitz
Harold A. Hurwitz
(Attorney-in-Fact)