Form 10-Q
period 2017-09-30
MRI INTERVENTIONS, INC.
filed 2017-11-06
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

☐  Yes ☒  No

As of November 1, 2017, there were 10,401,115 shares of common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” as defined under the United States federal securities laws. The forward-looking statements are contained principally in the section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	future revenues from sales of ClearPoint system products;

●	our ability to market, commercialize and achieve broader market acceptance for our ClearPoint system products; and

●	estimates regarding the sufficiency of our cash resources.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$11,028,973	$3,315,774
Accounts receivable, net of allowance for doubtful accounts of $26,714 and $25,000 at September 30, 2017 and December 31, 2016, respectively	863,758	865,943
Inventory, net	2,181,245	1,768,382
Prepaid expenses and other current assets	239,326	134,996
Total current assets	14,313,302	6,085,095
Property and equipment, net	246,381	328,249
Software license inventory	889,400	976,900
Other assets	10,641	10,641
Total assets	$15,459,724	$7,400,885

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$957,660	$1,546,926
Accrued compensation	809,323	666,060
Other accrued liabilities	529,942	450,424
Derivative liabilities	72,450	131,173
Deferred product and service revenues	281,826	223,117
Total current liabilities	2,651,201	3,017,700
Accrued interest	734,625	647,500
Senior secured note payable	2,000,000	2,000,000
2014 junior secured notes payable, net of unamortized discount and deferred issuance costs of $120,516 and $180,774 at September 30, 2017 and December 31, 2016, respectively	1,854,484	1,794,226
2010 junior secured notes payable, net of unamortized discount of $2,060,865 and $2,302,472 at September 30, 2017 and December 31, 2016, respectively	939,135	697,528
Total liabilities	8,179,445	8,156,954
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 25,000,000 shares authorized at September 30, 2017 and December 31, 2016; none issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 10,339,210 shares issued and outstanding at September 30, 2017; and 3,622,032 issued and outstanding at December 31, 2016	103,391	36,220
Additional paid-in capital	106,131,322	93,076,475
Accumulated deficit	(98,954,434)	(93,868,764)
Total stockholders’ equity (deficit)	7,280,279	(756,069)
Total liabilities and stockholders’ equity (deficit)	$15,459,724	$7,400,885

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,
	2017	2016
Revenues:
Product revenues	$1,628,435	$1,580,826
Service and other revenues	88,635	35,507
Total revenues	1,717,070	1,616,333
Cost of product revenues	688,847	748,305
Research and development costs	589,716	691,330
Selling, general, and administrative expenses	1,765,830	1,886,220
Operating loss	(1,327,323)	(1,709,522)
Other income (expense):
Loss from debt restructuring	-	(933,134)
Gain from change in fair value of derivative liabilities	109,803	324,035
Other income (expense), net	3,363	(4,877)
Interest expense, net	(211,362)	(239,733)
Net loss	$(1,425,519)	$(2,563,231)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.92)
Weighted average shares outstanding:
Basic and diluted	10,339,210	2,779,803

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Nine Months Ended September 30,
	2017	2016
Revenues:
Product revenues	$5,443,287	$4,013,531
Service and other revenues	256,860	100,818
Total revenues	5,700,147	4,114,349
Cost of product revenues	2,239,808	1,965,839
Research and development costs	2,231,616	2,098,465
Selling, general, and administrative expenses	5,731,961	5,748,524
Operating loss	(4,503,238)	(5,698,479)
Other income (expense):
Loss from debt restructuring	-	(811,909)
Gain from change in fair value of derivative liabilities	48,064	748,080
Other income, net	6,774	209,504
Interest expense, net	(637,270)	(836,208)
Net loss	$(5,085,670)	$(6,389,012)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.75)	$(2.59)
Weighted average shares outstanding:
Basic and diluted	6,783,605	2,467,437

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,085,670)	$(6,389,012)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	92,656	125,076
Share-based compensation	616,007	736,982
Expenses paid through the issuance of common stock	502,032	259,898
Gain from change in fair value of derivative liabilities	(48,064)	(748,080)
Amortization of debt issuance costs and original issue discounts	301,865	323,016
Loss from retirement of fixed assets	-	1,689
Loss from debt restructuring	-	811,909
Increase (decrease) in cash resulting from changes in:
Accounts receivable	2,185	414,506
Inventory, net	(311,637)	(33,958)
Prepaid expenses and other current assets	(104,329)	(96,358)
Accounts payable and accrued expenses	(270,535)	(220,304)
Deferred revenue	58,709	106,479
Net cash flows from operating activities	(4,246,781)	(4,708,157)
Cash flows from investing activities:
Purchases of property and equipment	(24,515)	(100,324)
Net cash flows from investing activities	(24,515)	(100,324)
Cash flows from financing activities:
Proceeds from private equity offering	13,250,000	4,255,000
Offering costs	(1,265,505)	(417,865)
Other	-	(4,756)
Net cash flows from financing activities	11,984,495	3,832,379
Net change in cash and cash equivalents	7,713,199	(976,102)
Cash and cash equivalents, beginning of period	3,315,774	5,408,523
Cash and cash equivalents, end of period	$11,028,973	$4,432,421

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$146,611	$976,295

See accompanying notes.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●     During the nine months ended September 30, 2017 and 2016, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $30,047 and $16,541, respectively, from inventory to loaned systems, which are included in property and equipment in the accompanying condensed consolidated balance sheets.

●     As more fully described in Note 4:

o     On June 30, 2016, the fair value of derivatives, amounting to $192,173 and arising from the June 2016 Amendments (defined in Note 4) entered into with certain note holders, was established as a liability with a corresponding charge to stockholders’ equity.

o     On September 2, 2016, certain notes payable, accounted for as derivatives, were converted into shares of the Company’s common stock, and related warrants with down round price protection and accounted for as derivatives, were assigned a fixed strike price. As a result, derivative liabilities were reduced by $1,207,813, with a corresponding amount being recorded as an increase to stockholders’ equity.

●     On September 28, 2016, a warrant, accounted for as a derivative, was exercised. As a result, derivative liabilities were reduced by $37,672, with a corresponding amount being recorded as an increase to stockholders’ equity.

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

The Company’s ClearPoint system, an integrated system comprised of reusable and disposable products, is designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. The Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2010 to market the ClearPoint system in the United States for general neurological interventional procedures. The Company’s ClearTrace system is a product candidate that is designed to allow catheter-based minimally invasive procedures in the heart to be performed in an MRI suite. Although still a product candidate, the Company has suspended its efforts to commercialize the ClearTrace system.

Liquidity

The Company has incurred net losses since its inception which has resulted in a cumulative deficit at September 30, 2017 of $99.0 million. As a result, management historically has expressed substantial doubt as to the Company’s ability to continue as a going concern. As discussed in Note 5, in May 2017, the Company completed a private offering of equity units (the “2017 PIPE”) through which the Company received aggregate gross proceeds of approximately $13.25 million, before deducting placement agents’ fees and offering expenses aggregating approximately $1.3 million. As a result, the Company’s cash and cash equivalent balances at September 30, 2017 aggregated $11.0 million, which, in management’s opinion, is sufficient to support the Company’s operations for at least the next twelve months and to alleviate doubt as to the Company’s ability to continue as a going concern.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2016 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 9, 2017 (the “2016 Form 10-K”). The accompanying unaudited condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and nine months ended September 30, 2017 may not be indicative of the results to be expected for the entire year or any future periods.

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value Measurements

The Company measures and records certain financial assets and liabilities at fair value on a recurring basis. GAAP provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority, referred to as Level 1, to quoted prices in active markets for identical assets and liabilities. The next priority, referred to as Level 2, is given to quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active; that is, markets in which there are few transactions for the asset or liability, or inputs other than quoted prices that are observable for the asset or liability. The lowest priority, referred to as Level 3, is given to unobservable inputs. The table below reflects the level of the inputs used in the Company’s fair value calculations:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

September 30, 2017
Derivative liabilities - warrants	$-	$-	$54,950	$54,950
Derivative liabilities – debt conversion feature	$-	$-	$17,500	$17,500
December 31, 2016
Derivative liabilities - warrants	$-	$-	$91,173	$91,173
Derivative liabilities – debt conversion feature	$-	$-	$40,000	$40,000

Inputs used in the Company’s Level 3 calculation of fair value include the assumed dividend rate on the Company’s common stock, risk-free interest rates, stock price volatility and the likelihood of a future equity financing transaction, all of which are further discussed in Note 6.

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

The table below reflects the carrying values and the estimated fair values, based on Level 3 inputs, of the Company’s outstanding notes payable, including the related accrued interest, at September 30, 2017:

	Carrying Values	Estimated Fair Values
Senior secured note payable, including accrued interest	$2,028,111	$2,028,111
2014 junior secured notes payable, including accrued interest	1,862,859	1,983,375
2010 junior secured notes payable, including accrued interest	1,665,385	2,724,293

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

Revenue Recognition

The Company’s revenues are comprised of: (1) product revenues resulting from the sale of ClearPoint system reusable products and disposable products; and (2) service revenues. The Company recognizes revenue when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is reasonably assured, and, for product revenues, risk of loss has transferred to the customer. For all sales, the Company requires either a purchase agreement or a purchase order as evidence of an arrangement. The Company analyzes revenue recognition on a case-by-case basis, and determines if the deliverables under the arrangement represent separate units of accounting as defined by GAAP. Application of GAAP regarding multiple-element arrangements requires the Company to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship.

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

(2)	Service Revenues

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

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At September 30, 2017, the Company had $245,820 in bank balances that were in excess of the insured limits.

Information with respect to customers that accounted for sales in excess of 10% of total sales in the three-month and nine-month periods ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,
	2017	2016
Customer - 1	11%	11%

	Nine Months Ended September 30,
	2017	2016
Customer - 1	-	10%

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Information with respect to accounts receivable from those customers who comprised more than 10% of accounts receivable at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
Customer – 1	18%	20%
Customer – 2	-	13%
Customer – 3	-	10%

Prior to granting credit, the Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts at September 30, 2017 and December 31, 2016 was $27,000 and $25,000, respectively.

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

●	In April 2016, the FASB issued ASU 2016-10, “Revenues from Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarified guidance related to identifying performance obligations and licensing implementation guidance contained in ASC Topic 606 as promulgated by ASU 2015-14 discussed above.

●	In May 2016, the FASB issued ASU 2016-12, “Revenues from Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers.

●	In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts With Customers,” which provided for minor corrections and minor improvements to previously issued Topic 606 guidance.

●	In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” which added and deleted paragraphs pursuant to SEC Staff Announcements and SEC Observer Comments.

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments, that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This standard is effective for the Company beginning in 2019, and early application is permitted. The Company currently has two leases for manufacturing and office space that would be subject to the provisions of ASU 2016-02. The Company believes that adoption of ASC Topic 842 (as amended by ASC 2017-13 described above) will result in the establishment on the Company’s consolidated balance sheet of an asset and liability for each such lease, but that neither such assets and liabilities nor the resulting lease expense recognition will have a material effect on the Company’s consolidated financial statements.

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

3.	Inventory

Inventory consists of the following as of:

	September 30, 2017	December 31, 2016
Raw materials and work in process	$1,230,481	$1,025,368
Software licenses	52,500	70,000
Finished goods	898,264	673,014
Inventory, net, included in current assets	2,181,245	1,768,382
Software licenses – non-current	889,400	976,900
	$3,070,645	$2,745,282

4.	Notes Payable

Senior Secured Note Payable

The indebtedness outstanding under the senior secured note payable to Brainlab, originally issued to Brainlab on April 5, 2011, and subsequently amended and restated on March 6, 2013 (the “Brainlab Note”), at December 31, 2015 was approximately $5.0 million, including approximately $740,000 of accrued interest which accrued at a rate of 5.5% and was payable in a single aggregate installment upon maturity of the indebtedness. The Brainlab Note was to mature in April 2016.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On April 4, 2016 (the “Closing Date”), the Company and Brainlab finalized a securities purchase agreement (the “2016 Purchase Agreement”), as discussed below.

2016 Purchase Agreement

Under the 2016 Purchase Agreement, the Company: (i) paid to Brainlab all accrued and unpaid interest on the Brainlab Note, in the amount of approximately $740,000; (ii) amended and restated the Brainlab Note on the terms described below; (iii) entered into a patent and technology license agreement with Brainlab (the “License Agreement”) for software relating to the Company’s SmartFrame device, in consideration for the cancellation of $1.0 million of the principal amount of the Brainlab Note; (iv) issued to Brainlab, in consideration for the cancellation of approximately $1.3 million of the principal amount of the Brainlab Note, 99,310 units, consisting of: (a) one share of the Company’s common stock; (b) warrants to purchase 0.4 share of common stock (the “2016 Series A Warrants”); and (c) warrants to purchase 0.3 shares of common stock (the “2016 Series B Warrants”) (collectively, the “Equity Units”); and (v) entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the shares of common stock issued to Brainlab under the 2016 Purchase Agreement, as well as the shares of common stock that are issuable upon exercise of the 2016 Series A Warrants and 2016 Series B Warrants.

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

2016 Warrants

The 2016 Series A Warrants and 2016 Series B Warrants are exercisable, in full or in part, at any time prior to the fifth anniversary of their issuance, at an exercise price of $16.23 per share (before giving effect to the Note Conversion as defined below) and $21.10 per share, respectively, subject to provisions for: (a) adjustments in the case of certain corporate transactions; (b) consideration to be received in lieu of shares of the Company’s common stock in the case of certain fundamental transactions; and (c) a “cashless exercise” feature.

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

The New Brainlab Note is collateralized by a senior security interest in all of the assets of the Company.

2014 Junior Secured Notes Payable

In March 2014, the Company entered into securities purchase agreements for the private placement of: (i) second-priority secured non-convertible promissory notes (the “2014 Secured Notes); and (ii) warrants to purchase 0.01 shares of the Company’s common stock for each dollar in principal amount of the 2014 Secured Notes sold by the Company (the “investor warrants”). Pursuant to those securities purchase agreements, the Company sold 2014 Secured Notes in a total aggregate principal amount of $3,725,000, together with warrants to purchase up to 27,937 shares of common stock, for aggregate gross proceeds of $3,725,000, before placement agent commissions and other expenses.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The 2014 Secured Notes have a five-year term and bear interest at a rate of 12% per year, payable semi-annually, in arrears. The 2014 Secured Notes are not convertible into shares of the Company’s common stock. Following the third anniversary of the issuance date, the 2014 Secured Notes may be prepaid, without penalty or premium, provided that all principal and unpaid accrued interest under all 2014 Secured Notes is prepaid at the same time. The 2014 Secured Notes are collateralized by a security interest in all of the Company’s assets, which security interest is junior and subordinate to the security interest that collateralizes the New Brainlab Note.

The investor warrants are exercisable, in full or in part, at any time prior to the fifth anniversary of the issuance date, at an original exercise price of $70.00 per share, subject to provisions for: (a) adjustments in the case of certain corporate transactions; (b) consideration to be received in lieu of shares of the Company’s common stock in the case of certain fundamental transactions; and (c) a “cashless exercise” feature.

Under GAAP, the Company allocated the $3,725,000 in proceeds proportionately between the 2014 Secured Notes and the investor warrants based on their relative fair values, with $413,057 being allocated to the fair value of the investor warrants, recorded as equity and as a discount to the carrying amount at the date of issuance. After giving effect to the conversions discussed below under the heading “August 31, 2016 Amendments,” the unamortized discount at September 30, 2017 and December 31, 2016 was $81,323 and $121,985, respectively. This discount is being amortized to interest expense over the five-year term of the 2014 Secured Notes using the effective interest method. The carrying amount of the 2014 Secured Notes in the accompanying condensed consolidated balance sheets is also presented net of issuance costs, as discussed further below.

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

The placement agent cash commissions, the $30,210 fair value of the placement agent warrants, and other offering expenses, aggregating $76,186, were recorded as deferred financing costs and are presented as reductions of the carrying amount of the 2014 Secured Notes in the accompanying condensed consolidated balance sheets. These deferred financing costs, having an unamortized balance of $39,193 and $58,789 at September 30, 2017 and December 31, 2016, respectively, are being amortized to interest expense over the term of the 2014 Secured Notes using the effective interest method.

2010 Junior Secured Notes Payable

In November 2010, the Company issued units consisting of a junior secured note (the “2010 Secured Notes”) and one share of the Company’s common stock. An aggregate of 267,857 units were issued, and the Company received proceeds of $3,000,000 representing the aggregate principal amount of the 2010 Secured Notes. The 2010 Secured Notes mature in November 2020, accrue interest at the rate of 3.5% per year, and are collateralized by a security interest in all of the assets of the Company, which security interest is junior and subordinate to the security interests that collateralize the New Brainlab Note and the 2014 Secured Notes. All outstanding principal and interest on the 2010 Secured Notes will be due and payable in a single payment upon maturity.

Under GAAP, the Company allocated the $3 million in proceeds from the sale of the units between the 2010 Secured Notes and the shares of common stock based on their relative fair values that resulted in $2,775,300 being allocated to the value of the shares of common stock, which was recorded as equity and as a discount to the carrying value of the 2010 Secured Notes at their date of issuance. The unamortized discount at September 30, 2017 and December 31, 2016 was $2,060,865 and $2,302,472, respectively. This discount is being amortized to interest expense over the 10-year term of the notes using the effective interest method.

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

The provisions of the June 2016 Amendments created: (a) a conversion feature allowing for the principal balances described above, plus all unpaid related accrued interest, to be converted into the security offered in the qualified public offering, and at a price that may be less than the market value per share of the Company’s common stock; and (b) down round strike price protection with respect to the warrants, both of which, under GAAP, are required to be accounted for as derivatives, the calculation and accounting for which is described in Note 6.

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

Execution of the August 2016 Amendments constituted a debt extinguishment under GAAP, necessitating the Company to record a debt restructuring loss of approximately $933,000, representing the aggregate difference in the fair value of the derivatives described in the preceding paragraph between the points in time (i) immediately preceding, and (ii) immediately subsequent to, the execution of the August 2016 Amendments.

As described in Note 5, the 2016 PIPE was completed on September 2, 2016, resulting in (i) conversion of the 2014 Principal, and (ii) establishment of a fixed exercise price and elimination of the down round price protection with respect to the 2014 Warrants, in conformity with the terms set forth in the August 2016 Amendments. Accordingly, concurrent with completion of the 2016 PIPE,derivative liabilities associated with the conversion feature of the 2014 Principal and the down round price protection for the 2014 Warrants were reduced by $1,207,813, with a corresponding amount being recorded as an increase to stockholders’ equity.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Scheduled Notes Payable Maturities

Scheduled principal payments as of September 30, 2017 with respect to notes payable are summarized as follows:

Years ending December 31,
2018	$2,000,000
2019	1,975,000
2020	3,000,000
Total scheduled principal payments	6,975,000
Less: Unamortized discounts	(2,142,188)
Unamortized deferred financing costs	(39,193)
$4,793,619

5.	Stockholders’ Equity

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

Warrants

The 2016 PIPE Warrants are exercisable, in full or in part, at any time prior to September 2, 2021, at an exercise price of $5.50 per share, subject to provisions for: (a) adjustments in the case of certain corporate transactions; (b) consideration to be received in lieu of shares of the Company’s common stock in the case of certain fundamental transactions; and (c) a “cashless exercise” feature. The 2016 PIPE Placement Agent Warrants have the same terms and conditions as the 2016 PIPE Warrants.

Related Debt Conversion

As discussed in Note 4, pursuant to the August 2016 Amendments, in addition to and simultaneously with the sale of the 2016 PIPE Units, on September 2, 2016: (i) the 2014 Principal automatically converted into 350,000 2016 PIPE Units on the same terms and conditions as applied to purchasers of 2016 PIPE Units; and (ii) the exercise price for 13,125 shares of common stock that may be purchased upon exercise of the holders’ 2014 Warrants was reduced to $5.50 per share, which is equal to the per share exercise price of the 2016 PIPE Warrants.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Registration Rights Agreement

Concurrent with completion of the 2017 PIPE, the Company and the 2017 PIPE Investors entered into a Registration Rights Agreement (the “2017 PIPE Registration Rights Agreement”) pursuant to which the Company is required to prepare and file a registration statement (the “2017 PIPE Registration Statement”) with the SEC under the Securities Act of 1933, as amended, covering the resale of the shares of common stock to be issued to the 2017 PIPE Investors under the 2017 PIPE Purchase Agreement as well as the shares of common stock underlying the 2017 PIPE Warrants and the 2017 PIPE Placement Agent Warrants. The Company was required to file such 2017 PIPE Registration Statement on or before June 26, 2017, and was required to use its best efforts to have the 2017 PIPE Registration Statement declared effective as soon as practicable. The Company filed the 2017 PIPE Registration Statement on June 26, 2017, and the 2017 PIPE Registration Statement was declared effective by the SEC on July 7, 2016, both dates being in conformity with the foregoing requirements. Pursuant to the 2017 PIPE Registration Rights Agreement, if the Company fails to continuously maintain the effectiveness of the 2017 PIPE Registration Statement (with certain permitted exceptions), the Company will incur certain liquidated damages to the 2017 PIPE Investors. The 2017 PIPE Registration Rights Agreement also contains mutual indemnifications by the Company and each 2017 PIPE Investor, which the Company believes are customary for transactions of this type.

Warrants

The 2017 PIPE Warrants are exercisable, in full or in part, at any time prior to the fifth anniversary of their issuance, at an exercise price of $2.20 per share, subject to provisions for: (a) adjustments in the case of certain corporate transactions; (b) consideration to be received in lieu of shares of the Company’s common stock in the case of certain fundamental transactions; and (c) a “cashless exercise” feature. The 2017 PIPE Placement Agent Warrants have the same terms and conditions as the 2017 PIPE Warrants.

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her director fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing the product of: (i) the fees otherwise payable to each director in cash, times (ii) the percentage of fees the director elected to receive in shares of common stock, by (iii) the volume weighted average price per share of common stock over the last five trading days of the quarter. No shares were issued to directors as payment for director fees during the three or nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, 4,431 and 10,805 shares, respectively, were issued to directors as payment for director fees in lieu of cash.

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

Since June 2015, the Company has granted share-based awards under the MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “2013 Plan”). Under the 2013 Plan, a total of 156,250 shares of the Company’s common stock are reserved for issuance. Of this amount, stock grants of 38,294 shares have been awarded and option grants, net of options terminated, expired or forfeited, of 103,625 shares were outstanding as of September 30, 2017. Accordingly, 14,331 shares remained available for grants under the 2013 Plan as of that date.

Stock option activity under all of the Company’s Plans during the nine months ended September 30, 2017 is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2016	337,441	$42.07
Granted	13,625	2.90
Forfeited	(40,117)	36.06
Outstanding at September 30, 2017	310,949	$41.95

The estimated grant date fair values of options granted during the three months ended September 30, 2017 were calculated using the Black-Scholes valuation model, based on the following assumptions:

Dividend yield	0%
Expected volatility	43.38% – 48.62%
Risk free interest rates	1.91% – 2.05%
Expected lives (in years)	6

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the three and nine months ended September 30, 2017 and 2016, share-based compensation expense related to options was:

Three Months Ended September 30,
2017	2016
$186,982	$238,101

Nine Months Ended September 30,
2017	2016
$616,007	$736,982

As of September 30, 2017, there was unrecognized compensation expense of $243,254 related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.12 years.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the nine months ended September 30, 2017 was as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2016	1,991,293	$13.00
Issued	7,134,200	2.20
Exercised	(3,845)	2.00
Terminated	(172,070)	32.77
Outstanding at September 30, 2017	8,949,578	$4.12

6.	Derivative Liabilities

As discussed in Note 4, on June 30, 2016, the Company entered into amendments with Brainlab, with respect to the New Brainlab Note, and with the 2014 Convertible Note Holders, the provisions of which created: (a) a conversion feature allowing for the principal balance described above to be converted at a public offering price that may be less than market value per share of the Company’s common stock; and (b) down round strike price protection with respect to the warrants. In addition, warrants issued in 2013 contain net-cash settlement and down round provisions.

Under GAAP, the provisions described above require that the conversion feature and the warrants be accounted for as derivatives, thus requiring that they each be adjusted to estimated fair value at each balance sheet date and shown as liabilities in the accompanying condensed consolidated balance sheets. The fair values of the conversion feature and the warrants were calculated using the Monte Carlo simulation valuation method. Assumptions used in calculating the fair value of the conversion feature at September 30, 2017 are as follows:

Risk free interest rates	1.35%
Volatility	60%

Assumptions used in calculating the fair value of the warrants at September 30, 2017 are as follows:

Dividend yield	0%
Expected volatility	55%
Risk free interest rates	1.06 – 1.70%
Expected remaining term (in years)	0.32 – 3.51

In addition to the assumptions above, the Company also estimates the likelihood of whether it will participate in a future qualified public offering, as defined in either the amended note or warrant agreements, as applicable, that would trigger the conversion feature or the repricing of warrants, and, if so, the estimated timing and pricing of its offering of common stock.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair values and the changes in fair values of derivative liabilities during the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$131,173	$658,286
Conversion of equity warrants to liabilities	-	192,173
Additions from debt restructuring	-	1,592,134
Reduction from debt conversions	-	(1,207,813)
Reduction from warrant exercise	(10,659)	(37,672)
Gain on change in fair value for the period	(48,064)	(748,080)
Balance, end of period	$72,450	$449,028

7.	Subsequent Events

Stock Incentive Plan

At the Annual Meeting of the Company’s stockholders on October 3, 2017, the Company’s stockholders approved the adoption of the MRI Interventions, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 Plan”). The material change effected in the Amended 2013 Plan was to increase the number of shares of the Company’s common stock available for awards thereunder by 1,800,000 shares.

Management Change

On October 6, 2017, Francis P. Grillo entered into a Separation, Transition and Consulting Agreement (the “Separation Agreement”) with the Company, under which Mr. Grillo is voluntarily resigning from his position as the Chief Executive Officer and President of the Company, and as a member of the Company’s Board of Directors, and separating from the Company, effective as of November 7, 2017 (the “Transition Date”).

Under the terms of the Separation Agreement, Mr. Grillo will receive the following payments and other benefits, subject to certain conditions, pursuant to the Separation Agreement: (i) his annual bonus, based on his and the Company’s performance for the fiscal year ending December 31, 2017, determined in accordance with the applicable policies and procedures set forth in his employment agreement; (ii) 87,500 unregistered shares of the Company’s common stock; (iii) a lump sum payment of $15,000; and (iv) $30,000 per month for the first two months following his separation from the Company in exchange for transition and consulting services to be provided to the Company by Mr. Grillo, after which Mr. Grillo will be compensated on an hourly basis to the extent he renders any such consulting services. In addition, the option exercise period of all stock options previously granted to Mr. Grillo will be extended to be coterminous with the term of the option award.

In conjunction with Mr. Grillo’s resignation from the positions described above, on October 6, 2017, the Company entered into an Employment Agreement (the “Employment Agreement”) with Joseph M. Burnett, whereby Mr. Burnett will serve as the Company’s Chief Executive Officer and President, effective as of the Transition Date. In addition, the Board expects to elect Mr. Burnett to serve as a director of the Company, effective as of the Transition Date.

Under the terms of the Employment Agreement, Mr. Burnett’s base salary, effective as of the Transition Date, will be $360,000. Starting with the fiscal year commencing on January 1, 2018 and for each year thereafter, Mr. Burnett will be eligible to receive an annual target incentive bonus of 40% of his annual base salary, subject to certain performance goals to be established by the Compensation Committee of the Board of Directors. In addition, the Company will pay Mr. Burnett up to $50,000 in reasonable relocation expenses during the first two years of his employment, subject to Mr. Burnett’s continued employment through such two-year period. The Employment Agreement also provides for certain payments to be made to Mr. Burnett: (a) in the event the Company terminates his employment without cause or if Mr. Burnett voluntarily terminates his employment with the Company for good reason, as those terms are defined in the Employment Agreement; or (b) if the Company terminates his employment without cause or if Mr. Burnett voluntarily terminates his employment with the Company for good reason within two months of a change of control, as such term is defined in the Employment Agreement. Also, in the event of a change of control, any unvested stock options and restricted stock previously granted to Mr. Burnett will become fully vested.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As an inducement to his employment with the Company, Mr. Burnett is entitled to receive an initial signing bonus in the aggregate amount of $100,000 under the Employment Agreement, to be paid in two equal installments on the Transition Date and the 6-month anniversary of the Transition Date, conditioned upon Mr. Burnett’s continued employment. In addition, on the Transition Date Mr. Burnett will be granted: (i) a non-qualified stock option to purchase up to 350,000 shares of the Company’s common stock; and (ii) 200,000 restricted shares of the Company’s common stock. The per share exercise price of such stock option will be equal to the fair market value of the Company’s common stock on the date of grant. The stock option and restricted shares will vest as follows: (i) one-third on the first anniversary of the date of grant; and (ii) the remainder in equal quarterly installments during each of the second and third years following the date of grant.

Mr. Burnett is entitled to participate in any benefit plan from time to time in effect for the Company’s executives and/or employees generally, subject to the eligibility provisions of that plan.

In connection with the Employment Agreement, Mr. Burnett also entered into a confidentiality agreement and non-compete agreement, which agreements impose on him customary restrictive covenants prohibiting the disclosure of the Company’s confidential information, requiring Mr. Burnett to assign inventions discovered in the scope of his employment to the Company, prohibiting him from competing with the Company during the term of his employment and for one year following the termination of his employment (subject to applicable law), and prohibiting him from soliciting Company employees, consultants and contractors for two years following the termination of his employment.

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

Overview

We are a medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain and heart under direct, intra-procedural MRI guidance. We have two product platforms. Our ClearPoint system, which is in commercial use, is used to perform minimally invasive surgical procedures in the brain. We anticipate that our ClearTrace system, which is a product candidate, will be used to perform minimally invasive surgical procedures in the heart. In 2015, we suspended development of the ClearTrace system so that we could focus our resources on the ClearPoint system. Both systems utilize intra-procedural MRI to guide the procedures and are designed to work in a hospital’s existing MRI suite. We believe that our two product platforms, subject to appropriate regulatory clearance and approval, will deliver better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system.

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all our product revenues for the three and nine months ended September 30, 2017 and 2016 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system for commercial use. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of September 30, 2017, we had accumulated losses of approximately $99 million. We may continue to incur operating losses as we commercialize our ClearPoint system products, continue to develop our ClearTrace system, and expand our business.

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

Generating recurring revenues from the sale of disposable products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our ClearPoint disposable products. Our product revenues were approximately $1.6 million and $5.4 million for the three and nine months ended September 30, 2017 and were almost entirely related to our ClearPoint system.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and our ClearTrace system components (prior to the suspension of such development). Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; sponsored research and product development with third parties; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system; (ii) resume our ClearTrace system product development efforts; and (iii) seek to expand the application of our technological platforms. From our inception through September 30, 2017, we have incurred approximately $50 million in research and development expenses.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three months ended September 30, 2017 as compared to the critical accounting policies described in our 2016 Form 10-K.

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	Three Months Ended September 30,
	2017	2016	Percentage Change
Product revenues	$1,628,435	$1,580,826	3%
Other revenues	88,635	35,507	150%
Cost of revenues	688,847	748,305	(8)%
Research and development costs	589,716	691,330	(15)%
Selling, general and administrative expenses	1,765,830	1,886,220	(6)%
Other income (expense):
Loss from debt restructuring	-	(933,134)	(100)%
Gain from change in fair value of derivative liabilities	109,803	324,035	(66)%
Other income (expense), net	3,363	(4,877)	169%
Interest expense, net	(211,362)	(239,733)	(12)%
Net loss	$(1,425,519)	$(2,563,231)	(44)%

Product Revenues. Product revenues were $1.6 million for each of the three months ended September 30, 2017 and 2016.

ClearPoint disposable product sales for the three months ended September 30, 2017 were $1.4 million, compared with $1.3 million for the same period in 2016, representing an increase of $149,000, or 12%. This increase was due primarily to a greater number of procedures performed using our ClearPoint system within a larger installed base for ClearPoint in the three months ended September 30, 2017, relative to the same period in 2016. Disposable product prices in effect during the three months ended September 30, 2017 were less than 1% higher than those prices in effect during the same period in 2016 for a typical customer order.

ClearPoint reusable product sales for the three months ended September 30, 2017 were $208,000, compared with $309,000 of such sales for the same period in 2016, representing a decrease of $101,000, or 33%. Sales of our reusable products, which consist primarily of computer hardware and software bearing sales prices that are appreciably higher than those for disposable products, may vary, sometimes significantly, from quarter to quarter. Reusable product prices in effect during the three months ended September 30, 2017 were approximately 2% higher than those prices in effect during the same period in 2016 for a typical customer order.

Other Revenues. Other revenues for the three months ended September 30, 2017 were $89,000, compared with $36,000 for the same period in 2016, an increase of $53,000, or 150%. This increase was due primarily to fees of $33,000 earned during the three months ended September 30, 2017 from our rental of ClearPoint equipment to customers. There were no rentals to customers during the same period in 2016. Also contributing to the increase was a $10,000 increase in fees earned from a greater number of ClearPoint service agreements in effect during the three months ended September 30, 2017, compared to the same period in 2016.

Cost of Revenues. Cost of revenues was $689,000 for the three months ended September 30, 2017, representing a gross margin of 60%, compared to $748,000 for the same period in 2016, representing a gross margin of 54%. The increase in gross margin was due primarily to a decrease in costs associated with reserves for inventory obsolescence. Also, contributing to the gross margin improvement was a favorable mix of revenues during the three months ended September 30, 2017, relative to the same period in 2016. During the three months ended September 30, 2017, disposable product revenues and other revenues, which bear higher margins relative to reusable product revenues, constituted 89% of total revenues, as compared to 82% during the same period in 2016.

Research and Development Costs. Research and development costs were $590,000 for the three months ended September 30, 2017, compared to $691,000 for the same period in 2016, a decrease of $101,000, or 15%. The decrease was due to primarily to reductions in software development and intellectual property costs of $96,000 and $105,000, respectively, partially offset by an increase of $108,000 in new product development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.8 million for the three months ended September 30, 2017, as compared to $1.9 million for the same period in 2016, a decrease of $120,000, or 6%. The decrease was due primarily to: (a) costs of $106,000 that were charged to expense during the three months ended September 30, 2016 in connection with a proposed equity financing transaction that was not completed; and (b) a reduction of $43,000 in stock compensation expense during the three months ended September 30, 2017, relative to the same period in 2016, due to the suspension of stock and option granting activity in 2017, pending approval by our stockholders of the Amended 2013 Plan in October 2017. These decreases were partially offset by recruiting expenses of $33,000 incurred during the three months ended September 30, 2017 that were not incurred during the same period in 2016.

Other Income (Expense). In August 2016, we entered into the August 2016 Amendments with the 2014 Convertible Note Holders, as discussed in Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Based on the provisions of the August 2016 Amendments, on August 30, 2016, we recorded a debt restructuring loss of approximately $933,000, representing the aggregate difference in the fair value of the derivative liabilities created by the June 2016 Amendments between the points in time (i) immediately preceding, and (ii) immediately subsequent to, the execution of the August 2016 Amendments.

During the three months ended September 30, 2017 and 2016, we recorded gains of $110,000 and $324,000, respectively, resulting from changes in the fair value of our derivative liabilities. For the three months ended September 30, 2017, such derivative liabilities related to: (a) warrants issued with either or both net-cash settlement and down-round price protection provisions in connection with a 2013 private placement transaction; (b) the June 2016 Amendment of the Brainlab Note as discussed above; and (c) the August 2016 Amendments, entered into with the 2014 Convertible Note Holders, also as discussed above. For the three months ended September 30, 2016, derivative liabilities included the foregoing and warrants issued with down-round price protection provisions in connection with a 2012 private placement transaction.

Net interest expense for the three months ended September 30, 2017 was $211,000, compared with $240,000 for the same period in 2016. The decrease was due primarily to the conversion of an aggregate $1.74 million in principal balance of the 2014 Secured Convertible Notes held by the 2014 Convertible Note Holders in connection with the 2016 PIPE and pursuant to the terms of the August 2016 Amendments, as discussed in Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016	Percentage Change
Product revenues	$5,443,287	$4,013,531	36%
Other revenues	256,860	100,818	155%
Cost of revenues	2,239,808	1,965,839	14%
Research and development costs	2,231,616	2,098,465	6%
Selling, general and administrative expenses	5,731,961	5,748,524	<1%
Other income (expense):
Loss from debt restructuring	-	(811,910)	(100)%
Gain from change in fair value of derivative liabilities	48,064	748,080	(94)%
Other income, net	6,774	209,505	(97)%
Interest expense, net	(637,270)	(836,208)	(24)%
Net loss	$(5,085,670)	$(6,389,012)	(20)%

Product Revenues. Product revenues were $5.4 million for the nine months ended September 30, 2017, and $4.0 million for the same period in 2016, an increase of $1.4 million, or 36%.

ClearPoint disposable product sales for the nine months ended September 30, 2017 were $4.5 million, compared with $3.4 million for the same period in 2016, representing an increase of $1.1 million, or 33%. This increase was due primarily to a greater number of procedures performed using our ClearPoint system within a larger installed base for ClearPoint in the nine months September 30, 2017, relative to the same period in 2016. Disposable product prices in effect during the nine months ended September 30, 2017 were less than 1% higher than those prices in effect during the same period in 2016 for a typical customer order.

ClearPoint reusable product sales for the nine months ended September 30, 2017 were $923,000, compared with $608,000 of such sales for the same period in 2016, representing an increase of $315,000, or 52%. Sales of our reusable products, which consist primarily of computer hardware and software bearing sales prices that are appreciably higher than those for disposable products, may vary, sometimes significantly, from quarter to quarter. Reusable product prices in effect during the nine months ended September 30, 2017 were approximately 2% higher than those prices in effect during the same period in 2016 for a typical customer order.

Other Revenues. Other revenues for the nine months ended September 30, 2017 were $257,000, compared with $101,000 for the same period in 2016, an increase of $156,000, or 155%. This increase was due primarily to: (a) fees of $99,000 earned during the nine months ended September 30, 2017 from our rental of ClearPoint equipment to customers, as compared to no rental fees earned during the same period in 2016; and (b) a $33,000 increase in fees earned from a greater number of ClearPoint service agreements in effect during the nine months ended September 30, 2017, compared to the same period in 2016.

Cost of Product Revenues. Cost of product revenues was $2.2 million for the nine months ended September 30, 2017, representing gross margin of 61%, compared to $2.0 million for the same period in 2016, representing gross margin of 52%. The increase in gross margin was due primarily to: (a) lower costs for scrap, expired product and reserves for inventory obsolescence during the nine months ended September 30, 2017, relative to the same period in 2016; and (b) a favorable mix of reusable products sold during the nine months ended September 30, 2017, relative to the same period in 2016. During the nine months ended September 30, 2017, we sold a greater number of complete ClearPoint systems, which includes our proprietary ClearPoint software that bears higher margins relative to system hardware, as compared to the same period in 2016.

Research and Development Costs. Research and development costs were $2.2 million for the nine months ended September 30, 2017, compared to $2.1 million for the same period in 2016, an increase of $133,000, or 6%. The increase was due to: (a) payments aggregating $552,000, the majority of which was in the form of shares of our common stock, required under certain license and product co-development agreements entered into in April 2017, that were partially offset by: (b) an aggregate decrease of $282,000 in software development and intellectual property-related costs; and (c) a decrease of $157,000 in personnel costs related to a lower headcount during the nine months ended September 30, 2017, relative to the same period in 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.7 million for each of the nine months ended September 30, 2017 and 2016. Increases during the nine month period ended September 30, 2017, relative to the same period in 2016 related to: (a) personnel costs, related primarily to increases in our number of clinical representative, amounting to $117,000; (b) recruiting costs of $63,000; (c) insurance premiums of $25,000; and (d) investor relations expenses of $29,000. These increases were substantially offset by decreases related to: (a) professional fees, primarily related to financing activities undertaken during the nine month period ended September 30, 2016 that did not recur during the same period in 2017, amounting to $85,000; and (b) stock-based compensation expenses of $101,000, due to the suspension of stock-based grants during 2017 pending stockholder approval of the Amended 2013 Plan in October 2017.

Other Income (Expense). In April 2016, we entered into the 2016 Purchase Agreement with Brainlab under which the Brainlab Note was restructured and reissued as the New Brainlab Note, as discussed in Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. As a result of the foregoing, we recorded a debt restructuring gain of $941,000.

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

In August 2016, we entered into the August 2016 Amendments with the 2014 Convertible Note Holders, as discussed in Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Based on the provisions of the August 2016 Amendments, on August 30, 2016 we recorded a debt restructuring loss of approximately $933,000, representing the aggregate difference in the fair value of the derivative liabilities created by the June 2016 Amendments between the points in time (i) immediately preceding, and (ii) immediately subsequent to, the execution of the August 2016 Amendments.

During the nine months ended September 30, 2017 and 2016, we recorded gains of $48,000 and $748,000, respectively, resulting from changes in the fair value of our derivative liabilities. Such derivative liabilities related to: (a) warrants issued with either or both net-cash settlement and down-round price protection provisions in connection with 2012 and 2013 private placement transactions; (b) the June 2016 Amendment of the Brainlab Note as discussed above; and (c) the August 2016 Amendments, entered into with the 2014 Convertible Note Holders, also as discussed above.

During the nine months ended September 30, 2017, we recorded other income of $7,000, as compared with other income of $210,000 recorded during the same period in 2016, representing a decrease of $203,000, or 97%. This decrease was due primarily to grant income from a U.S. federal agency of $203,000 earned from a project in process during the nine months ended September 30, 2016, which was discontinued by the agency later in 2016. We have not since undertaken any additional such projects.

Net interest expense for the nine months ended September 30, 2017 was $637,000, compared with $836,000 for the same period in 2016. The decrease was due primarily to the conversion of an aggregate $1.74 million in principal balance of the 2014 Secured Convertible Notes held by the 2014 Convertible Note Holders in connection with the 2016 PIPE and pursuant to the terms of the August 2016 Amendments, as discussed in Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalent balances aggregating $11.0 million, resulting primarily from completion of the 2017 PIPE discussed in Note 5 to the Condensed Consolidated Financial Statement included elsewhere in this Quarterly Report. Net cash used in operating activities was $4.2 million and $4.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Cash Flows

Cash activity for the nine months ended September 30, 2017 and 2016 is summarized as follows:

	Nine Months Ended September 30,
	2017	2016
Cash used in operating activities	$(4,246,781)	$(4,708,157)
Cash used in investing activities	(24,515)	(100,324)
Cash provided by financing activities	11,984,495	3,832,379
Net increase (decrease) in cash and cash equivalents	$7,713,199	$(976,102)

Net Cash Flows from Operating Activities. We used $4.2 million and $4.7 million of cash for operating activities during the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017, uses of cash in operating activities primarily consisted of: (i) our $5.1 million net loss; (ii) increases in inventory of $312,000, and in prepaid expenses and other current assets of $104,000; and (iii) a decrease in accounts payable and accrued expenses of $270,000. These uses were partially offset by: (a) non-cash expenses included in our net loss aggregating $1.5 million and consisting primarily of depreciation and amortization, share-based compensation, expenses paid through the issuance of common stock, and amortization of debt issuance costs and original issue discounts; and (b) an increase in deferred revenue of $59,000.

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

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2017 and 2016 were $24,000 and $100,000, respectively, and consisted of equipment acquisitions in both periods.

Net Cash Flows from Financing Activities. Net cash flows from financing activities for the nine months ended September 30, 2017 consisted of net cash proceeds of $12.0 million received from the 2017 PIPE. Cash flows from financing activities for the nine months ended September 30, 2016 consisted primarily of net cash proceeds of $3.8 million, received from the 2016 PIPE.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, “Risk Factors,” in Part I of our 2016 Form 10-K. Additional information regarding some of those risks and uncertainties is contained in the notes to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2 of this Quarterly Report. The risks and uncertainties disclosed in our 2016 Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our 2016 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits listed below are filed, furnished or incorporated by reference as part of this Quarterly Report.

Exhibit Number	Exhibit Description
10.1	MRI Interventions, Inc. 2013 Second Amended and Restated Incentive Compensation Plan (incorporated by reference to Appendix A to MRI Interventions, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on September 5, 2017)
10.2	Separation, Transition and Consulting Agreement, dated as of October 6, 2017, by and between MRI Interventions, Inc. and Francis P. Grillo (incorporated by reference to Exhibit 10.1 to MRI Interventions, Inc.’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on October 10, 2017)
10.3	Employment Agreement, dated as of October 6, 2017, by and between MRI Interventions, Inc. and Joseph Michael Burnett (incorporated by reference to Exhibit 10.2 to MRI Interventions, Inc.’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on October 10, 2017)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2017

MRI INTERVENTIONS, INC.

By:	/s/ Francis P. Grillo
Francis P. Grillo
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

