Form 10-K
period 2017-12-31
MRI INTERVENTIONS, INC.
filed 2018-03-21
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $37,780,637, based on the closing sale price as reported on the OTCQB Marketplace.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2018
Common Stock, $.01 par value per share	10,693,851 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2017 annual meeting of stockholders.

MRI INTERVENTIONS, INC.

Trademarks, Trade Names and Service Marks

ClearConnect™, ClearPoint®, ClearTrace®, MRI Interventions®, SmartFlow®, SmartFrame® and SmartGrid® are trademarks of MRI Interventions, Inc. Any other trademarks, trade names or service marks referred to in this Annual Report are the property of their respective owners. As used in this Annual Report, Siemens refers to Siemens AG, Healthcare Sector, and its affiliates, Boston Scientific refers to Boston Scientific Corporation and its affiliates, Brainlab refers to Brainlab AG and its affiliates, and Voyager refers to Voyager Therapeutics, Inc. and its affiliates.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” as defined under the United States federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements, expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

●	future revenues from sales of ClearPoint system products;

●	our ability to market, commercialize and achieve broader market acceptance for our ClearPoint system products; and

●	estimates regarding the sufficiency of our cash resources and our ability to obtain additional financing, to the extent necessary or advisable.

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

Our products are designed to provide a new, minimally invasive surgical approach to address large patient populations for whom we believe current surgical techniques are deficient. Our ClearPoint system is a neuro-navigation system designed for placing catheters, electrodes and laser fibers to treat a variety of neurological diseases and conditions and for performing biopsies. Our ClearTrace system is designed to deliver catheter-based therapies to treat certain cardiac diseases. We believe that our two product platforms, subject to appropriate regulatory clearance and approval, will provide better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system, further discussed as follows:

●	Better Patient Outcomes. We believe that if a physician can see the surgical field, the surgical instruments and the patient’s anatomy all at the same time and in the same “imaging space,” the physician can more efficiently and effectively perform a surgical intervention in the brain or heart. We believe that our product platforms are designed to enable physicians to see the target site, guide the surgical instrument to the site, deliver the therapy, monitor for adverse events and complications and confirm the desired results of the procedure, all under high resolution, intra-procedural MRI guidance. We believe that these capabilities will translate directly into better outcomes for the patients undergoing the procedures due to improved efficiency and the potential for the reduction of adverse events and side effects, as well as the potential for faster recovery times.

●	Enhance Revenue Potential. By providing direct, intra-procedural visualization, we believe our ClearPoint system can reduce the amount of time needed to perform the procedures for which it was designed. As a result, we believe that our ClearPoint system may improve the overall economics of the procedures for both the performing physician and the hospital. We believe that our ClearPoint system may also enable a physician to treat more patients in a given period of time and treat patients who would otherwise not be able to be treated utilizing current surgical techniques.

●	Reduce Costs to the Healthcare System. We believe that the use of our products may result in more efficient utilization of healthcare resources and physician time. Our product platforms are designed to work in a hospital’s existing MRI suite, which facilitates additional utility for an infrastructure investment that has already been made by the hospital. Further, if patient outcomes and procedure efficiencies are improved through use of our products, we believe that the result will be a reduction in overall healthcare costs.

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

The development activity in, and the use of, local therapies is growing. For example, drug companies and researchers have identified and are investigating various compounds that are delivered directly into the diseased area of the brain, such as directly into the center of a tumor in the brain. Similarly, the medical community has developed a technique commonly referred to as focal ablation, under which a special probe is inserted into a target area of the brain and a small area of diseased brain tissue is then destroyed by applying laser energy or radio frequency energy through the tip of the special probe. Physicians perform this procedure to treat disorders such as Parkinson’s disease, essential tremor and epilepsy. The medical community has also developed another local therapy known as deep brain stimulation, or DBS. DBS uses mild electrical pulses from an implanted device to stimulate a small target region in the brain. A DBS system looks and operates much like a cardiac pacemaker, except that instead of sending pulses to the heart, it delivers electrical stimulation through the electrodes placed at a precisely targeted area in the brain. The FDA has approved the use of DBS for the treatment of Parkinson’s disease and essential tremor. The FDA has also approved the use of DBS for the treatment of dystonia and obsessive-compulsive disorder pursuant to humanitarian device exemptions. DBS is also being investigated as a therapy for other neurological disorders, such as epilepsy, treatment-resistant major depression and Alzheimer’s disease.

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

U.S. Market Opportunities

We believe there are over 55,000 potential neurosurgical procedures per year in the United States in which our ClearPoint system could be used as a navigational platform. The potential procedures include:

●	Electrode Placement – The current standard of care for the placement of the DBS electrodes requires the patient to be awake during surgery, in order to verify proper placement. Since our ClearPoint system provides real-time visualization of the placement, patients can be asleep during the procedure, which we believe will drive growth in the number of potential procedures. Both St. Jude Medical (now part of Abbott Laboratories) and Boston Scientific received FDA clearances for new DBS systems. Abbott Laboratories began marketing the Infinity® DBS system in 2017 and Boston Scientific launched the Vercise™ Deep Brain Stimulation System in 2018. DBS is used to treat the symptoms of Parkinson’s Disease, a degenerative condition that affects more than one million people in the United States and 10 million people worldwide. DBS works by stimulating a targeted region of the brain through implanted leads that are powered by a device called an implantable pulse generator. We estimate 12,500 Parkinson’s disease and essential tremor patients per year are potential candidates for the implantation of deep brain stimulation electrodes utilizing our ClearPoint system. In addition, patients suffering from essential tremor, dystonia, obsessive compulsion disorder or severe depression may create additional potential procedure opportunities.

●	Laser ablation of the hippocampus – Currently, approximately 260,000 people suffer from drug treatment resistant Epilepsy. We estimate laser ablation of the hippocampus and amygdala, a small structure in the brain that may serve as the foci of certain types of epileptic seizures, is a viable therapeutic option for approximately 28,000 patients annually.

●	Brain tumor biopsy and laser ablation – For smaller, harder to reach brain tumors or those near critical structures (the brain stem or large blood vessels), navigating the surgical field so that the biopsy needle reaches the brain tumor and accurately acquires a representative sample of the tumor is paramount. For small, deep-seated tumors, navigating the laser ablation device to the exact target is challenging and necessary to avoid the inadvertent destruction of healthy brain tissue. We estimate these brain tumor applications represent the potential for approximately 15,000 procedures per year.

●	Brain direct drug delivery – The blood-brain barrier prevents large-molecule, and nearly all small-molecule, neurotherapeutics from reaching the brain. Several pharmaceutical and biotech companies are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier, which may enable the development of treatments for Parkinson’s disease, Huntington’s disease and certain types of cancers. If our ClearPoint system were to become the standard approach to local drug delivery in the brain, we believe the impact on our financial performance could be significant. However, these treatments are subject to FDA-mandated clinical trial requirements, which are expensive and time consuming to conduct, and thus, it is too early in the development cycle to estimate the potential of, and our ability to capitalize on, this market opportunity with a reasonable amount of certainty.

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

 Our SmartFrame device is then centered and attached over the burr hole. The target and planned trajectory is reconfirmed by the physician using our ClearPoint system workstation. Using the hand controller, the physician adjusts the trajectory of the MRI-visible SmartFrame device to align the instrument with the planned trajectory. During this process, the software estimates a number of turns and direction of turn on each of the hand controller’s color-coded thumbwheels to align the instrument to the planned trajectory.

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

Regulatory Status

We have suspended development of our ClearTrace system so that we could focus our resources on the ClearPoint system, and to date we have conducted only animal studies and other preclinical work with respect to the ClearTrace system. We have not made any filing with any regulatory authority seeking approval or clearance for the ClearTrace system. We expect the initial market for our ClearTrace system will be the European Union, and, therefore, we intend to seek CE marking approval for the ClearTrace system at the appropriate time. In the United States, we believe that most components of the ClearTrace system will be Class II medical devices and will fall under the FDA’s 510(k) regulatory process. However, we believe the ablation catheter component may be a Class III medical device and could require FDA approval of a PMA.

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

The term of the development agreement will expire in the third quarter of 2018.

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

Mayo Clinic

In April 2017, we entered into a joint development agreement with Mayo Clinic for the design and development of MRI-guided therapies for stroke. The initial focus of the collaboration is the development and commercialization of a novel, MRI-guided, minimally invasive neurosurgical aspiration system, utilizing our ClearPoint platform, for the treatment of conditions such as intra cerebral hemorrhage.

Acoustic MedSystems, Inc.

In April 2017, we entered into a license and collaboration agreement with Acoustic MedSystems, Inc. (“AMS”). The agreement calls for our collaboration with AMS on the development of real-time, MRI-guided ultrasonic ablation therapies, with an initial focus on the treatment of pancreatic cancer. As part of the agreement, we received an exclusive license to AMS’s technology in the field of pancreatic cancer.

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

As of February 28, 2018, our sales, clinical support and marketing team consisted of 15 employees. We believe that our current sales, clinical support and marketing team is sufficient for our current needs; however, we expect the size of our team to vary with size of the ClearPoint installed base and the volume of procedures utilizing the ClearPoint system.

Given the stage of development of the ClearTrace system, we have not developed a sales and marketing plan to commercialize ClearTrace either inside or outside the United States.

Research and Development

Continued innovation through research and development is important to our future success. As of February 28, 2018, our research and development team consisted of 6 employees. We have assembled an experienced team with recognized expertise in both the development of medical devices and advanced MRI technologies, including interventional MRI microcoils and catheters. We believe that our current research and development team is sufficient for our current needs; however, we may increase the size of our team depending on the progress of our ongoing research and development efforts. Our principal research and development goals are to continue to enhance our ClearPoint system and, resources permitting, to complete development of our ClearTrace system.

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

Customers

A small number of our hospital customers account for a substantial portion of our revenues from sales of ClearPoint disposable products. Our two largest customers account for a disproportionately large portion of our ClearPoint product revenues.

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

Patents and Patent Applications

We have a significant patent portfolio in the field of MRI-guided interventions. As of February 28, 2018, we wholly-owned, co-owned or licensed a total of 79 United States patents and 27 United States patent applications, as well as various foreign patents and foreign patent applications corresponding with many of our United States patents and applications. Our owned, issued patents expire at various dates beginning in 2020. Some of our patents and patent applications are co-owned by Boston Scientific, and, with respect to those patents and patent applications, we have licensing and cross-licensing arrangements in place with Boston Scientific. As a result of those arrangements, we have exclusive rights to all fields outside neuromodulation and implantable medical leads for cardiac applications, and we have licensed the fields of neuromodulation and implantable medical leads for cardiac applications to Boston Scientific.

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

Regulatory Requirements of the United States Food and Drug Administration

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our products sold in the United States are subject to regulation as medical devices under the federal Food Drug and Cosmetic Act, or FDCA, as implemented and enforced by the FDA. The FDA governs the following activities that we perform or that are performed on our behalf, to ensure that the medical devices we manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

●	product design, preclinical and clinical development and manufacture;

●	product premarket clearance and approval;

●	product safety, testing, labeling and storage;

●	record-keeping procedures;

●	product marketing, sales and distribution; and

●	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions and repair or recall of products.

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

Employees

As of February 28, 2018, we had 34 full time employees, of whom 6 were engaged primarily in research and development, 9 in manufacturing and quality assurance, 15 in sales, clinical support and marketing, and 4 in administrative and finance functions. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and all information contained in this Annual Report before you decide whether to purchase our common stock. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations and prospects would likely suffer, possibly materially. In addition, the trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose part or all of your investment.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained.

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

A small number of our hospital customers account for a substantial portion of our revenues from sales of ClearPoint disposable products. Our two largest customers account for a disproportionately large portion of our ClearPoint product revenues. Sales to almost all our customers, including our two largest customers, are not based on long-term, committed volume purchase contracts, and we may not continue to generate a similar level of revenues from these customers, or any other customer. Because of our current customer concentration, our revenues could fluctuate, possibly significantly, due to a reduction or delay in orders from any of our significant customers, which could harm our business and results of operations.

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

As discussed elsewhere in this Annual Report under “Business—Licenses and Collaborative Relationships—Siemens,” in February 2014 we entered into a development agreement with Siemens that relates to our ClearTrace system. That development agreement provides for certain commercial exclusivity in the field of MRI-guided catheter-based cardiac electrophysiology using catheters that are actively tracked by the MRI scanner. During the exclusivity period and within that particular exclusivity field, Siemens agreed not to engage in certain actions and activities, the intention being that we would have the exclusive opportunity to commercialize MRI-guided catheter-based cardiac electrophysiology with active catheter tracking with Siemens MRI systems. Likewise, during the exclusivity period and within the exclusivity field, we agreed not to sell or otherwise provide to any third party actively tracked catheters for commercial use that are intended to be used with a non-Siemens MRI system. However, the development agreement provides that, as a condition of continued exclusivity, we must release software and catheters for our ClearTrace system in the United States or European Union by the end of June 2016. Given the stage and status of our ClearTrace development program, we did not meet that milestone, and, as a result, Siemens has informed us that it has terminated the exclusivity provisions of the agreement. Based on Siemens’ termination of exclusivity, it is likely we will not realize some of the anticipated benefits from our development agreement with Siemens.

To the extent we seek a new indication for use of, or new claims for, our ClearPoint system, the FDA may not grant 510(k) clearance or premarket approval application (“PMA”) approval of such new use or claims, which may affect our ability to grow our business.

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

We have a significant amount of debt, including: (i) a senior secured note payable to Brainlab, or the Brainlab Note, which was originally issued to Brainlab on April 5, 2011, and subsequently amended and restated on March 6, 2013 and on April 4, 2016, that matures in December 2018, with an aggregate principal amount of $2.0 million bearing interest at 5.5% annum, compounded simply, paid quarterly in arrears; (ii) notes payable to certain holders that mature in March 2019, with an aggregate principal amount of approximately $2.0 million payable at maturity and interest accruing at 12% per annum payable semi-annually, or the 2014 Secured Notes; and (iii) notes payable to certain holders that mature in November 2020 with both principal of $3.0 million and interest accruing at 3.5% per annum payable in a single installment upon maturity, or the 2010 Secured Notes, and together with the Brainlab Note and the 2014 Secured Notes, the Notes. Our obligations under the Notes are secured by all our existing property and assets, with the Brainlab Note having a first priority followed in order by the 2014 Secured Notes and the 2010 Secured Notes. The Notes may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. The Notes will require us to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our commercialization efforts and other general corporate activities. To the extent additional debt is added to our current debt levels, the risk described above could increase.

We may need additional funding for our business, and we may not be able to raise capital when needed or on terms that are acceptable to us, which could force us to delay, reduce or eliminate our commercialization efforts or our product development programs.

The cumulative net loss from our inception through December 31, 2017 was approximately $101 million. Net cash used in operations was $6.0 million for the year ended December 31, 2017. Since our inception, we have financed our operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent such financing activities consist of: (i) a May 2017 private placement of equity, which resulted in net proceeds of $12.0 million; (ii) a September 2016 private placement of equity, which resulted in net proceeds of $4.1 million; (iii) along with the September 2016 private placement, a simultaneous sale of units (consisting of common stock and warrants to purchase common stock) to certain existing holders of the Company’s convertible promissory notes and common stock warrants issued by the Company in connection therewith, resulting in the conversion of notes into units and the adjustment of the exercise price of existing warrants (the transactions described in this clause (iii) are also referred to herein as the Note Conversion); (iv) an April 2016 restructuring of our existing debt to Brainlab, or the Restructuring Transaction, including the issuance to Brainlab of shares of our common stock and warrants to purchase additional shares of our common stock; (v) a December 2015 private placement of equity, which resulted in net proceeds of $4.7 million; (vi) a December 2014 private placement of equity, which resulted in net proceeds of $9.4 million; and (vii) a March 2014 private placement of debt and warrants, which resulted in net proceeds of $3.5 million. In addition, in March 2014, we completed a transaction with Boston Scientific that resulted in the cancellation of $4.3 million in related party convertible notes payable held by Boston Scientific which were scheduled to mature in 2014.

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

As a result of the foregoing, we believe it may be necessary to seek additional sources of funds from the sale of equity or debt securities, which likely would result in dilution to existing ownership interests, or from the establishment of a credit facility. There is no assurance, however, that we will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing we do obtain will be sufficient to meet our needs. If we are not able to obtain the additional financing on a timely basis, we may be unable to achieve anticipated results, and may not be able to meet other obligations as they become due. An inability to obtain a sufficient amount of additional funding would create substantial doubt as to our ability to continue as a going concern.

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

To the extent we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect such existing stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we secure additional funds through arrangements with a strategic or other collaboration partner, we may have to relinquish valuable rights to our technologies, products or product candidates or grant licenses on terms that are not favorable to us. Any of these events could adversely affect our ability to achieve our commercialization and/or product development goals and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations and financial conditions.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act introduces significant changes to U.S. income tax law that could have a meaningful impact on our provision for income taxes. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data and interpret the Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.

Risks Related to Our Facilities, Employees and Growth

We are dependent on our senior management team, our sales, clinical support and marketing team and our engineering team, and the loss of any of them could harm our business.

All our employees, including the members of our senior management team, are at-will employees, and therefore they may terminate employment with us at any time. Accordingly, there are no assurances that the services of any of our employees will be available to us for any specified period of time. The loss of members of our senior management team, our sales, clinical support and marketing team or our engineering team, or our inability to attract or retain other qualified personnel, could have a material adverse effect on our business, financial condition and results of operations. If the need to replace any of our key employees arises, the replacement process likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives.

Damage to our reputation could harm our businesses, including our competitive position and business prospects.

Our ability to attract and retain customers, supplier, investors and employees is impacted by our reputation. Harm to our reputation can arise from various sources, including employee misconduct, security breaches, unethical behavior, litigation or regulatory outcomes, the suitability or harm, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

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

We do not have redundant facilities. We conduct substantially all our activities, including executive management, research and development, component processing, final assembly, packaging and distribution activities for our ClearPoint system, at our facility located in Irvine, California, which is a seismically active area that has experienced major earthquakes in the past, as well as other natural disasters, including wildfires. We have taken precautions to safeguard our facility, including obtaining business interruption insurance. However, any future natural disaster, such as an earthquake or a wildfire, could significantly disrupt our operations, and delay or prevent product assembly and shipment during the time required to repair, rebuild or replace our facility, which could be lengthy and result in significant expenses. Furthermore, the insurance coverage we maintain may not be adequate to cover our losses in any particular case or continue to be available at commercially reasonable rates and terms. In addition, our facility may be subject to shortages of electrical power, natural gas, water and other energy supplies. Any future shortage or conservation measure could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

Our corporate headquarters is leased, and if we are unable to renew the lease on similar terms, we could be materially and adversely affected.

Our corporate headquarters is leased, and the lease is set to expire in September 2018.  We can provide no assurances that we will be able to renew our lease upon expiration on similar terms, or at all. If we are unable to renew our lease on similar terms, it may have a material and adverse effect on our business and operations.

Risks Related to Our Common Stock

Our common stock may be traded infrequently and in low volumes, so stockholders may be unable to sell their shares of common stock at or near the quoted bid prices if they wish to sell their shares.

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

Additional sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. If our common stock once again becomes subject to these penny stock rules these disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result, fewer broker-dealers may be willing to make a market in our stock, which could affect a stockholder’s ability to sell their shares.

The market price of our common stock may be highly volatile, and a stockholder may not be able to resell their shares at or above the price at which the shares were purchased.

Companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The market price of our common stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	Failure to develop successfully our products;
●	Changes in laws or regulations applicable to future products;
●	Inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
●	Adverse regulatory decisions;
●	Introduction of new products, services or technologies by our competitors;
●	Failure to meet or exceed financial projections we may provide to the public;
●	Inability to obtain additional funding;
●	Failure to meet or exceed the financial projections of the investment community;
●	Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	Additions or departures of key personnel;
●	Significant lawsuits, including patent or stockholder litigation;
●	Changes in the market valuations of similar companies;
●	Sales of our common stock by us or our stockholders in the future; and
●	Trading volume of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.

As of February 28, 2018, almost all of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of common stock pursuant to this prospectus, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payments of dividends present in any of our future debt agreements and other factors our Board of Directors may deem relevant. If we do not pay dividends, a return on our stockholders’ investment will only occur if our stock price appreciates.

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

Quarter Ended	High Bid	Low Bid
Fiscal 2017
Fourth Quarter 2017 (through December 31, 2017)	$3.35	$2.33
Third Quarter 2017 (through September 30, 2017)	$3.64	$1.76
Second Quarter 2017 (through June 30, 2017)	$7.40	$2.57
First Quarter 2017 (through March 31, 2017)	$6.00	$2.10
Fiscal 2016
Fourth Quarter 2016 (through December 31, 2016)	$6.30	$1.99
Third Quarter 2016 (through September 30, 2016)	$14.00	$4.00
Second Quarter 2016 (through June 30, 2016)	$20.00	$6.00
First Quarter 2016 (through March 31, 2016)	$19.20	$10.40

Holders

As of February 28, 2018, we had 10,693,851 shares of common stock outstanding and no shares of preferred stock outstanding. As of February 28, 2018, we had 569 stockholders of record. In addition, as of February 28, 2018, options and warrants to purchase 10,187,277 shares of common stock were outstanding.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by stockholders (1)	744,199	$9.08	1,096,496
Equity compensation plans not approved by stockholders (1)(2)(3)(4)(5)(6)	494,000	$17.56	-
Total	1,238,199	$12.47	1,096,496

(1)	The information presented in this table is as of December 31, 2017, and after giving effect to the Reverse Split.
(2)	We adopted our 2010 Non-Qualified Stock Option Plan in December 2010. The plan provided for the issuance of non-qualified stock options to purchase up to 64,141 shares of our common stock. We ceased making awards under the plan upon the adoption of our 2012 Incentive Compensation Plan. As of December 31, 2017, options to purchase 53,625 shares of our common stock were outstanding under the 2010 Non-Qualified Stock Option Plan.
(3)	In December 2013, we adopted our 2013 Non-Employee Director Equity Incentive Plan. The plan provides for the issuance of awards with respect to an aggregate of 14,250 shares of our common stock. As of December 31, 2017, awards with respect to 10,375 shares of our common stock were outstanding under the 2013 Non-Employee Director Equity Incentive Plan.
(4)	In October 2014, we entered into a written compensatory contract with Francis P. Grillo, our Chief Executive Officer, pursuant to which we awarded Mr. Grillo non-qualified stock options to purchase 60,000 shares of our common stock.
(5)	In December 2014, we entered into a written compensatory contract with Wendelin C. Maners, our Vice President, Marketing, pursuant to which we awarded Ms. Maners non-qualified stock options to purchase 8,750 shares of our common stock.
(6)	In March 2015, we entered into a written compensatory contract with Harold A. Hurwitz, our Chief Financial Officer, pursuant to which we awarded Mr. Hurwitz non-qualified stock options to purchase 11,250 shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all our product revenues for the years ended December 31, 2017 and 2016 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system for commercial use. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of December 31, 2017, we had accumulated losses of approximately $101 million. We may continue to incur operating losses as we commercialize our ClearPoint system products, continue to develop our ClearTrace system, and expand our business.

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

Generating recurring revenues from the sale of functional neurological products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our functional neurological products. Our product revenues were approximately $7.0 million and $5.6 million for the years ended December 31, 2017 and 2016 and were almost entirely related to our ClearPoint system.

Our revenue recognition policies are more fully described in the “Critical Accounting Policies and Significant Judgments and Estimates” section below.

Cost of Revenues

Cost of revenues includes the direct costs associated with the assembly and purchase of components for functional neurological products, drug delivery and biologic products, and ClearPoint capital equipment which we have sold, and for which we have recognized the revenue in accordance with our revenue recognition policy. Cost of product revenues also includes the allocation of manufacturing overhead costs and depreciation of loaned systems installed under our ClearPoint placement program, as well as provisions for obsolete, impaired, or excess inventory.

Research and Development Costs

 Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products (and, prior to its suspension of development in 2015, of our ClearTrace system components). Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; sponsored research and product development with third parties; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system; (ii) resume our ClearTrace system product development efforts; and (iii) seek to expand the application of our technological platforms. From our inception through December 31, 2017, we have incurred approximately $51 million in research and development expenses.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries, incentive-based and share-based compensation, and travel and benefits; marketing costs; professional fees, including fees for attorneys and outside accountants; occupancy costs; insurance; and other general and administrative expenses, which include, but are not limited to, corporate licenses, director fees, hiring costs, taxes, postage, office supplies and meeting costs. Our selling, general and administrative expenses are expected to increase due to costs associated with the commercialization of our ClearPoint system and the increased headcount necessary to support growth in operations.

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

Revenue Recognition. Our revenues are comprised of: (1) product revenues resulting from the sale of functional neurological products and drug delivery and biologic products; (2) product revenues resulting from the sale of ClearPoint capital equipment; and (3) revenues resulting from the rental, service, installation, training and shipping related to ClearPoint capital equipment. We recognize revenue when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is reasonably assured, and, for product revenues, risk of loss has transferred to the customer. For all sales, we require either a purchase agreement or a purchase order as evidence of an arrangement. We analyze revenue recognition on an individual agreement basis. We determine if the deliverables under the arrangement represent separate units of accounting as defined by GAAP. Application of GAAP regarding multiple-element arrangements requires us to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship.

●	Sales of functional neurology products and biologics and drug delivery systems products: Revenues from the sale of functional neurology products (consisting of disposable products sold commercially and related to cases utilizing our ClearPoint system), and biologics and drug delivery systems (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing our ClearPoint system), are recognized at the time risk of loss passes to the customer, which is generally upon delivery to the customer’s location.

●	Sales of capital equipment: The predominance of capital equipment sales (consisting of integrated computer hardware and software that are integral components of our ClearPoint system) are preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed and the systems have been in operation. Accordingly, capital equipment sales following such evaluation periods are recognized upon receipt of an executed purchase agreement or purchase order that provide for risk of loss to pass to the customer. Sales of capital equipment not having been preceded by an evaluation period are recognized on an individual agreement basis as described above.

●	Rental, service and other revenues: Revenues from rental of our ClearPoint capital equipment are recognized over the term of the rental agreement, which is less than one year. Revenues from service of ClearPoint capital equipment previously sold to customers are based on agreements with terms ranging from one to three years. Typically, we bill and collect service fees at the inception of the agreement and recognize revenue ratably over the term of the related service agreement. Other revenues consist primarily of installation, training and shipping fees in connection with sales of ClearPoint capital equipment and is recognized as the related services are performed.

Inventory. Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. All items included in inventory relate to our functional neurological products, drug delivery and biologic products, and ClearPoint capital equipment. Software license inventory that is not expected to be utilized within the next twelve months is classified as a non-current asset. We periodically review our inventory for obsolete items and provide a reserve upon identification of potentially obsolete items.

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

Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salary and employee benefit-related costs for research and development personnel, costs incurred under the terms of collaborative agreements, costs for materials used in research and development activities, and costs for outside services.

Results of Operations

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

	Year Ended December 31,		Percentage
	2017	2016	Change
Product revenues	$7,024,010	$5,600,453	25%
Service and other revenues	355,515	149,001	139%
Total revenues	7,379,525	5,749,454	28%
Cost of revenues	2,898,808	2,642,763	10%
Research and development costs	2,813,733	2,628,179	7%
Sales and marketing expenses	3,956,455	3,777,119	5%
General and administrative expenses	4,046,366	4,190,131	(3)%
Other income (expense):
Gain on change in fair value of derivative liabilities	24,728	1,065,935	(98)%
Loss on debt restructuring	-	(811,909)	NM
Other income, net	16,682	216,075	(92)%
Interest expense, net	(872,926)	(1,051,258)	(17)%
Net loss	$(7,167,353)	$(8,069,895)	(11)%

 NM= not meaningful

Revenue. Total revenues were $7.4 million for the year ended December 31, 2017, and $5.7 million for the year ended December 31, 2016, an increase of $1.6 million, or 28%.

Functional neurology revenue, which consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 34% to $5.3 million from $4.0 million in 2016. This increase was due primarily to the utilization of the ClearPoint system in 629 cases during 2017, an increase of 25% from 504 cases in 2016. There were no increases in functional neurology product prices during 2017 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery systems revenue, which consists primarily of disposable product sales related to customer-sponsored clinical trials utilizing the ClearPoint system, were $563,000, as compared with $771,000 in 2016. This fluctuation arose from $222,000 in purchases of such products by Voyager in late 2016, which have been subsequently used in Voyager’s clinical trials. Biologics and drug delivery product price increases were implemented in 2017, but such increases did not extend to the entire biologics and drug delivery product line and averaged less than 1% for a typical customer order.

Capital equipment revenue, consisting of sales, rentals and service of ClearPoint reusable hardware and software, increased 50%, to $1.5 million, from $980,000 in 2016. This increase was due primarily to increases from 2016 to 2017 of : (a) $284,000 of equipment sales due to the sale of a greater number of ClearPoint systems in 2017, relative to 2016; (b) $131,000 of equipment rental revenue arising from agreements with terms of less than one year to two customers in 2017 (there was no equipment rental revenue in 2016); and (c) $49,000 related to equipment service contracts due to an increase in the number of such contracts in 2017, relative to 2016. Capital equipment price increases were implemented in 2017, but such increases did not extend to the entire capital equipment product line and averaged approximately 3% for a typical customer order for either new equipment or a new service contract.

Cost of Revenue. Cost of revenue was $2.9 million for the year ended December 31, 2017, representing gross margin of 61%, compared to $2.6 million for the same period in 2016, representing gross margin of 54%. The increase in gross margin was due primarily to: (a) a larger portion of capital equipment service and rental revenues, which bear higher margins relative to product sales, in relationship to total revenues in 2017, relative to 2016; (b) lower costs for scrap, expired product and reserves for inventory obsolescence during 2017, relative to 2016; and (c) a favorable mix of functional neurology and capital equipment products sold in 2017, relative to 2016.

Research and Development Costs. Research and development costs were $2.8 million for year ended December 31, 2017, compared to $2.6 million for the same period in 2016, an increase of $186,000, or 7%. The increase was due primarily to: (a) payments aggregating $661,000, the majority of which was in the form of shares of our common stock, required under certain license and product co-development agreements entered into in April 2017; and (b) an increase of $87,000 in regulatory legal fees related to increased filing activity in 2017, relative to 2016, that were partially offset by: (c) an aggregate decrease of $373,000 in software development and intellectual property-related costs; and (c) a decrease of $168,000 in personnel costs related to a lower headcount during 2017, relative to 2016.

Sales and Marketing Expenses. Sales and marketing expenses were $4.0 million for the year ended December 31, 2017, compared to $3.8 million for the same period in 2016, an increase of $179,000, or 5%. This increase was primarily due to an increase of $143,000 in personnel-related expenses due to increased headcount during 2017, relative to 2016.

General and Administrative Expenses. General and administrative expenses were $4.0 million for the year ended December 31, 2017, compared to $4.2 million for the same period in 2016, a decrease of $144,000, or 3%. The decrease was due primarily to: (a) a decrease of $629,000 in professional fees, primarily related to financing activities undertaken in 2016 that did not recur during 2017; and (b) a decrease of $246,000 in stock-based compensation, due to the suspension during 2017 of stock-based grants pending stockholder approval of the Second Amended and Restated Incentive Compensation Plan in October 2017. These decreases were partially offset by: (a) an increase of $235,000 in recruiting and hiring costs related to the November 2017 change in our Chief Executive Officer; (b) an increase of $167,000 in general corporate legal fees; (c) an increase of $49,000 in investor relations costs; (d) an increase of $32,000 in insurance premiums.

Other Income (Expense). During the years ended December 31, 2017 and 2016, we recorded gains of $25,000 and $1.1 million, respectively, resulting from changes in the fair value of our derivative liabilities. Such derivative liabilities related to: (a) warrants issued with either or both net-cash settlement and down-round price protection provisions in connection with 2012 and 2013 private placement transactions; (b) the June 2016 Amendment of the New Brainlab Note as discussed in Note 5 to the Consolidated Financial Statements included elsewhere in the Annual Report and as discussed below; and (c) the August 2016 Amendments, entered into with the 2014 Convertible Note Holders, as discussed in Note 5 to the Consolidated Financial Statements included elsewhere in the Annual Report and as discussed below.

In April 2016, we entered into the 2016 Purchase Agreement with Brainlab under which the Brainlab Note was restructured and reissued as the New Brainlab Note. As a result, we recorded a debt restructuring gain of $941,000.

In June 2016, we entered into the June 2016 Amendments with Brainlab, with respect to the New Brainlab Note, and with the 2014 Convertible Note Holders. Based on the provisions of the June 2016 Amendments, on June 30, 2016, we recorded a debt restructuring loss of $820,000 resulting from the restructuring of the New Brainlab Note and those 2014 Secured Notes subject to the June 2016 Amendments.

In August 2016, we entered into the August 2016 Amendments with the 2014 Convertible Note Holders. Based on the provisions of the August 2016 Amendments, on August 30, 2016 we recorded a debt restructuring loss of approximately $933,000, representing the aggregate difference in the fair value of the derivative liabilities created by the June 2016 Amendments between the points in time (i) immediately preceding, and (ii) immediately subsequent to, the execution of the August 2016 Amendments.

During the year ended December 31, 2017, we recorded other income of $17,000, as compared with other income of $216,000 recorded during the same period in 2016, representing a decrease of $199,000, or 92%. This decrease was due primarily to grant income from a U.S. federal agency of $203,000 earned from a project in process during the 2016, which was discontinued by the agency later in 2016. We have not since undertaken any additional such projects.

Net interest expense for the year ended December 31, 2017 was $873,000, compared with $1.1 million for the same period in 2016. The decrease was due primarily to the conversion of an aggregate $1.74 million in principal balance of the 2014 Secured Convertible Notes held by the 2014 Convertible Note Holders in connection with the 2016 PIPE and pursuant to the terms of the August 2016 Amendments, as discussed in Note 5 to the Consolidated Financial Statements included elsewhere in this Annual Report.

Liquidity and Capital Resources

At December 31, 2017, we had cash and cash equivalent balances aggregating $9.3 million, resulting primarily from completion of the 2017 PIPE discussed in Note 6 to the Consolidated Financial Statements included elsewhere in this Annual Report. Net cash used in operating activities was $6.0 million and $5.8 million for the years ended December 31, 2017 and 2016, respectively.

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

Cash Flows

Cash activity for the years ended December 31, 2017 and 2016 is summarized as follows:

	Years Ended December 31,
($s in thousands)	2017	2016
Cash used in operating activities	$(5,992)	$(5,820)
Cash used in investing activities	(27)	(101)
Cash provided by financing activities	11,993	3,828
Net change in cash and cash equivalents	$5,974	$(2,093)

Net Cash Flows from Operating Activities. We used $6.0 million and $5.8 million of cash for operating activities in 2017 and 2016, respectively.

In 2017, uses of cash in operating activities consisted of: (i) our $7.2 million loss; (ii) increases in accounts receivable of $83,000, inventory of $470,000, prepaid expenses and other current assets of $58,000, and other assets of $1,000; and (iii) a decrease in accounts payable and accrued expenses of $512,000. These uses were partially offset by: (a) an increase in deferred revenue of $33,000; and (b) non-cash expenses included in our net loss aggregating $2.3 million and consisting of depreciation and amortization, share-based compensation, expenses paid through the issuance of common stock, and amortization of debt issuance costs and original issue discounts, partially offset by a $24,000 decrease in the fair value of our derivative liabilities.

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

Net Cash Flows from Investing Activities. Net cash flows used in investing activities in 2017 and 2016 were $27,000 and $101,000, respectively, and consisted primarily of equipment purchases.

Net Cash Flows from Financing Activities. Net cash provided by financing activities in 2017 of $12.0 million reflected primarily net proceeds received from the 2017 PIPE. Net cash provided by financing activities in 2016 of $3.8 million reflected primarily net proceeds received from the 2016 PIPE.

Off-balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We could continue to incur net losses as we continue our efforts to expand the commercialization of our ClearPoint system products, develop our ClearTrace system, and pursue additional applications for our technology platforms. Our cash balances are typically held in a variety of demand accounts with a view to liquidity and capital preservation.

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

The Report of Independent Registered Public Accounting Firm and Financial Statements are set forth on pages [●] to [●] of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under their supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Exchange Act in connection with our 2018 annual meeting of stockholders.

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

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Exchange Act in connection with our 2018 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Exchange Act in connection with our 2018 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Exchange Act in connection with our 2018 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Exchange Act in connection with our 2018 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages [●] through [●], and are included as part of this Annual Report:

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-54575	3.1	May 11, 2012

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc.	8-K	000-54575	3.1	June 8, 2015

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc.	S-1	333-211647	3.3	August 2, 2016

3.4	Amended and Restated Bylaws	10-Q	000-54575	3.2	May 11, 2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen of Common Stock Certificate	S-1	333-211647	4.3	July 6, 2016

4.3	Form of Second Amended and Restated 5.5% Promissory Note, Due December 31, 2018, issued to Brainlab AG by MRI Interventions, Inc.	8-K	000-54575	4.3	March 22, 2016

4.4	Form of Junior Secured Promissory Note Due 2020, as amended by that certain Omnibus Amendment dated as of April 5, 2011, as further amended by that certain Second Omnibus Amendment dated as of October 14, 2011	10	000-54575	4.4	December 28, 2011

4.5	Third Omnibus Amendment to the Junior Secured Promissory Notes Due 2020, dated March 25, 2014	S-1	333-201471	4.5	January 13, 2015

4.6	Form of Warrant issued to purchasers in the July 2012 private placement to purchase shares of common stock of MRI Interventions, Inc.	8-K	000-54575	4.1	July 6, 2012

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.7	Form of Warrant issued to purchasers in the January 2013 private placement to purchase shares of common stock of MRI Interventions, Inc.	8-K	000-54575	4.1	January 22, 2013

4.8	Form of 12% Second-Priority Secured Non-Convertible Promissory Note Due 2019 issued in March 2014 private offering	8-K	000-54575	4.1	March 10, 2014

4.9	Form of Warrant to Purchase Common Stock issued in March 2014 private offering	8-K	000-54575	4.2	March 10, 2014

4.10	Form of Warrant to Purchase Common Stock issued in December 2014 private offering	8-K	000-54575	4.1	December 19, 2014

4.11	Form of Series A Warrant to Purchase Common Stock issued in 2015 private offering	8-K	000-54575	4.1	December 15, 2015

4.12	Form of Series B Warrant to Purchase Common Stock issued in 2015 private offering	8-K	000-54575	4.2	December 15, 2015

4.13	Form of Series A Warrant to Purchase Common Stock issued to Brainlab AG	8-K	000-54575	4.1	March 22, 2016

4.14	Form of Series B Warrant to Purchase Common Stock issued to Brainlab AG	8-K	000-54575	4.2	March 22, 2016

4.15	Form of Omnibus Amendment dated June 30, 2016 by and among MRI Interventions, Inc., and certain holders of MRI Interventions, Inc.’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019	8-K	000-54575	10.1	July 1, 2016

4.16	Form of Omnibus Amendment dated June 30, 2016 to Second Amended and Restated Secured Note Due 2018	8-K	000-54575	10.2	July 1, 2016

4.17	Form of Warrant to Purchase Common Stock issued in connection with August 2016 note conversion	8-K	001-34822	4.1	September 1, 2016

4.18	Form of Second Omnibus Amendment dated August 31, 2016 by and among MRI Interventions, Inc., and certain holders of the Company’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019	8-K	001-34822	10.3	September 1, 2016

4.19	Form of Warrant to Purchase Common Stock issued in 2017 private offering	8-K	001-34822	4.1	May 25, 2017

10.1†	Master Security Agreement dated April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG	10	000-54575	10.18	December 28, 2011

10.2	Security Agreement by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of March 25, 2014	S-1	333-201471	10.2	January 13, 2015

10.3	Junior Security Agreement by and between SurgiVision, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of November 5, 2010, as amended by that certain First Amendment dated April 5, 2011, and as further amended by that certain Second Amendment dated October 14, 2011	10	000-54575	10.6	December 28, 2011

10.4	Third Amendment to Junior Security Agreement by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated March 25, 2014	S-1	333-201471	10.4	January 13, 2015

10.5†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 20, 1998, as amended by that certain Amendment to License Agreement dated as of January 15, 2000, and as further amended by that certain Addendum to License Agreement entered into on or around December 7, 2004	10	000-54575	10.9	December 28, 2011

10.6†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around December 7, 2006	10	000-54575	10.10	December 28, 2011

10.7†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 30, 2008	10	000-54575	10.21	December 28, 2011

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.8†	Technology License Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.11	March 15, 2012

10.9†	System and Lead Development and Transfer Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Amendment No. 1 dated May 31, 2006, as further amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.12	March 15, 2012

10.10†	Omnibus Amendment No. 3 to Technology License Agreement and System and Lead Development and Transfer Agreement effective February 2, 2012, between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10	000-54575	10.38	March 15, 2012

10.11†	Omnibus Amendment No. 4 to Technology License Agreement and System and Lead Development and Transfer Agreement, between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation, effective March 19, 2014	10-Q/A	000-54575	10.5	August 29, 2014

10.12†	Technology License Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.13	December 28, 2011

10.13†	Omnibus Amendment No. 1 to Technology License Agreement and Development Agreement between MRI Interventions, Inc. and Cardiac Pacemakers, Inc., dated March 19, 2014	10-Q/A	000-54575	10.4	August 29, 2014

10.14†	Development Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.14	December 28, 2011

10.15†	Asset Purchase Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10-Q/A	000-54575	10.2	August 29, 2014

10.16†	Exclusive License Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10-Q/A	000-54575	10.3	August 29, 2014

10.17†	Development Agreement between MRI Interventions, Inc. and Siemens Medical Solutions USA, Inc.	10-Q/A	000-54575	10.1	August 29, 2014

10.18†	Co-Development and Distribution Agreement dated as of April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG, as amended by that certain First Amendment dated as of July 18, 2011	10	000-54575	10.17	March 15, 2012
10.19	Second Amendment to Co-Development and Distribution Agreement, dated March 6, 2013, between MRI Interventions, Inc. and Brainlab AG	8-K	000-54575	10.1	March 7, 2013

10.20†	Master Services and Licensing Agreement dated as of July 20, 2007 by and between SurgiVision, Inc. and Cedara Software Corp., as amended by that certain First Amendment dated January 18, 2011	10	000-54575	10.20	March 15, 2012

10.21†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	8-K	000-54575	10.1	June 26, 2012

10.22†	Third Amendment to the Master Services and Licensing Agreement, dated as of July 28, 2013, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	10-Q	000-54575	10.56	August 14, 2013

10.23	License and Collaboration Agreement, dated April 25, 2017, by and between MRI Interventions, Inc. and Acoustic Medsystems, Inc.	10-Q	001-34822	10.1	May 9, 2017

10.24	Lease Agreement, dated as of April 21, 2008, by and between Shaw Investment Company, LLC and Surgi-Vision, Inc., as amended by that certain Amendment to Lease dated January 20, 2011, as further amended by that certain Amendment to Lease dated March 26, 2012	10-Q	000-54575	10.27	May 11, 2012

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.25	Second Amendment to Lease Agreement dated as of February 24, 2015, by and between Shaw Investment Company, LLC and MRI Interventions, Inc.	10-K	000-54575	10.24	March 17, 2015

10.26	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to January 2013 private offering	8-K	000-54575	10.1	January 22, 2013

10.27	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto	8-K	000-54575	10.2	January 22, 2013

10.28	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to March 2014 private offering	8-K	000-54575	10.1	March 10, 2014

10.29	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to December 2014 private offering	8-K	000-54575	10.1	December 19, 2014

10.30	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto	8-K	000-54575	10.2	December 19, 2014

10.31	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to December 2015 private offering	8-K	000-54575	10.1	December 15, 2015

10.32	Form of Registration Rights Agreement by and among MRI Interventions, Inc. and the investors party thereto	8-K	000-54575	10.2	December 15, 2015

10.33	Form of Securities Purchase Agreement by and between MRI Interventions, Inc. and Brainlab AG with respect to March 2016 private offering	8-K	000-54575	10.1	March 22, 2016

10.34	Form of Registration Rights Agreement by and between MRI Interventions, Inc. and Brainlab AG with respect to March 2016 private offering	8-K	000-54575	10.2	March 22, 2016

10.35	Form of Patent and Technology License Agreement by and between MRI Interventions, Inc. and Brainlab AG	8-K	000-54575	10.3	March 22, 2016

10.36	Form of Securities Purchase Agreement by and between the Company and the investors party thereto with respect to the August 2016 private offering	8-K	001-34822	10.1	September 1, 2016

10.37	Form of Registration Rights Agreement by and between the Company and the investors party thereto with respect to the August 2016 private offering	8-K	001-34822	10.2	September 1, 2016

10.38	Form of Securities Purchase Agreement by and between the Company and the investors party thereto with respect to the May 2017 private offering	8-K	001-34822	10.1	May 25, 2017

10.39	Form of Registration Rights Agreement by and between the Company and the investors party thereto with respect to the May 2017 private offering	8-K	001-34822	10.2	May 25, 2017

10.40+	2007 Stock Incentive Plan	10	000-54575	10.2	December 28, 2011

10.41+	2007 Stock Incentive Plan Form of Incentive Stock Option Agreement	10-K	000-54575	10.26	March 28, 2014

10.42+	2007 Stock Incentive Place Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.27	March 28, 2014

10.43+	2010 Incentive Compensation Plan	10	000-54575	10.4	December 28, 2011

10.44+	2010 Non-Qualified Stock Option Plan	10	000-54575	10.5	December 28, 2011

10.45+	2010 Non-Qualified Stock Option Plan Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.30	March 28, 2014

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.46+	2010 Non-Qualified Stock Option Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	10-K	000-54575	10.31	March 28, 2014

10.47+	MRI Interventions, Inc. 2012 Incentive Compensation Plan	10	000-54575	10.34	February 9, 2012

10.48+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Incentive Stock Option Agreement	10	000-54575	10.35	February 9, 2012

10.49+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	10	000-54575	10.36	February 9, 2012

10.50+	MRI Interventions, Inc. 2012 Incentive Compensation Plan Form of Non-Qualified Incentive Stock Option Agreement for Non-Employee Directors	10-K	000-54575	10.35	March 28, 2014

10.51+	MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan	Schedule 14A	000-54575	B	April 17, 2015

10.52+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Incentive Stock Option Agreement	10-Q	000-54575	10.53	August 14, 2013

10.53+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	10-Q	000-54575	10.54	August 14, 2013

10.54+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	10-Q	000-54575	10.55	August 14, 2013

10.55+	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan	8-K	000-54575	10.1	December 6, 2013

10.56+	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.41	March 28, 2014

10.57+	MRI Interventions, Inc. Non-Employee Director Compensation Plan, as amended and restated by the Board of Directors of MRI Interventions, Inc. on December 12, 2017	8-K	001-34822	10.1	December 14, 2017

10.58+	Form of Indemnification Agreement	10	000-54575	10.8	December 28, 2011

10.59+	Employment Agreement, dated as of September 9, 2014, by and between Francis P. Grillo and MRI Interventions, Inc.	8-K	000-54575	10.1	September 11, 2014

10.60+	Employment Offer Letter between MRI Interventions, Inc. and Harold A. Hurwitz	10-Q	000-54575	10.1	May 7, 2015

10.61+	Non-Competition Agreement between Harold A. Hurwitz and MRI Interventions, Inc.	10-Q	000-54575	10.2	May 7, 2015
10.62+	Non-Disclosure and Proprietary Rights Agreement between Harold A. Hurwitz and MRI Interventions, Inc.	10-Q	000-54575	10.3	May 7, 2015

10.63+	Consulting Agreement dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-Q	000-54575	10.4	May 7, 2015

10.64+	Omnibus Amendment dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-Q	000-54575	10.5	May 7, 2015

10.65+	Employment Agreement, dated as of November 10, 2012, by and between Robert C. Korn and MRI Interventions, Inc.	S-1	333-186573	10.47	February 11, 2013

10.66+	Employment Agreement, dated as of September 12, 2014, by and between David W. Carlson and MRI Interventions, Inc.	8-K	000-54575	10.1	September 12, 2014

10.67+	Employment Agreement, dated as of September 12, 2014, by and between Oscar L. Thomas and MRI Interventions, Inc.	S-1	333-201471	10.53	January 13, 2015

10.68+	Second Amended and Restated Key Personnel Incentive Program	10-Q	000-54575	10.3	August 14, 2013

10.69+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.31	August 14, 2013

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.70+	Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.32	August 14, 2013

10.71+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Parag V. Karmarkar	10-Q	000-54575	10.33	August 14, 2013

10.72+	SurgiVision, Inc. Cardiac EP Business Participation Plan	10	000-54575	10.29	December 28, 2011

10.73+	Cardiac EP Business Participation Plan Award Agreement, dated June 3, 2010, by and between SurgiVision, Inc. and Nassir F. Marrouche	10	000-54575	10.30	December 28, 2011

10.74+	Non-Qualified Stock Option Agreement, effective as of November 10, 2012, granted by MRI Interventions, Inc. to Robert C. Korn	S-8	333-191908	99.3	October 25, 2013

10.75+	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Parag Karmarkar	10-K	000-54575	10.56	March 28, 2014

10.76+	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Paul A. Bottomley	10-K	000-54575	10.57	March 28, 2014

10.77+	Non-Qualified Stock Option Agreement, effective as of October 6, 2014, granted by MRI Interventions, Inc. to Francis P. Grillo	S-1	333-201471	10.63	January 13, 2015

10.78+	Non-Qualified Stock Option Agreement, effective as of November 10, 2014, granted by MRI Interventions, Inc. to Robert C. Korn	S-1	333-201471	10.64	January 13, 2015

10.79+	Non-Qualified Stock Option Agreement, effective as of December 1, 2014, granted by MRI Interventions, Inc. to Wendelin C. Maners	S-1	333-201471	10.65	January 13, 2015

10.80+	Non-Qualified Stock Option Agreement, effective as of March 30, 2015 granted by MRI Interventions, Inc. to Harold A. Hurwitz	10-Q	000-54575	10.1	August 10, 2015

10.81*+	Amendment No, 1 dated December 15, 2016 to Consulting Agreement dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-K	001-34822	10.78	March 9, 2017

10.82+	Amendment No. 2, dated April 1, 2017, to Consulting Agreement dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-Q	001-34822	10.2	May 9, 2017

10.83+	Separation, Transition and Consulting Agreement, dated as of October 6, 2017 by and between MRI Interventions, Inc. and Francis P. Grillo	8-K	001-34822	10.1	October 10, 2017

10.84+	Employment Agreement, dated as of October 6, 2017, by and between MRI Interventions, Inc. and Joseph Michael Burnett	8-K	001-34822	10.2	October 10, 2017

21*	Subsidiaries of MRI Interventions, Inc.

23.1*	Consent of Cherry Bekaert LLP

24.1*	Power of Attorney (included on the signature pages hereto)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

†	Confidential treatment granted under Rule 24b-2 under the Securities Exchange Act of 1934. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the request for confidential treatment.

+	Indicates management contract or compensatory plan.

++	This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRI INTERVENTIONS, INC.

Date: March 21, 2018	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Joseph M. Burnett and Harold A. Hurwitz, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Burnett	President and Chief Executive Officer	March 21, 2018
Joseph M. Burnett	(Principal Executive Officer)

/s/ Harold A. Hurwitz	Chief Financial Officer	March 21, 2018
Harold A. Hurwitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kimble L. Jenkins	Chairman and Director	March 21, 2018
Kimble L. Jenkins

/s/ R. John Fletcher	Director	March 21, 2018
R. John Fletcher

/s/ Pascal E.R. Girin	Director	March 21, 2018
Pascal E.R. Girin

/s/ Timothy T. Richards	Director	March 21, 2018
Timothy T. Richards

/s/ Maria Sainz	Director	March 21, 2018
Maria Sainz

/s/ John N. Spencer, Jr.	Director	March 21, 2018
John N. Spencer, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MRI Interventions, Inc.

Irvine, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MRI Interventions, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2008.

Charlotte, North Carolina

March 21, 2018

MRI INTERVENTIONS, INC.

Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$9,289,831	$3,315,774
Accounts receivable, net	949,415	865,943
Inventory, net	2,314,184	1,768,382
Prepaid expenses and other current assets	192,727	134,996
Total current assets	12,746,157	6,085,095
Property and equipment, net	267,667	328,249
Software license inventory	871,900	976,900
Other assets	11,641	10,641
Total assets	$13,897,365	$7,400,885

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$759,445	$1,546,926
Accrued compensation	806,445	666,060
Other accrued liabilities	480,159	450,424
Derivative liabilities	95,786	131,173
Deferred product and service revenues	256,178	223,117
Senior secured note payable	2,000,000	-
Total current liabilities	4,398,013	3,017,700

Accrued interest	752,500	647,500
Senior secured note payable	-	2,000,000
2010 junior secured notes payable, net of unamortized discount of $1,956,458 and $2,302,472 at December 31, 2017 and 2016, respectively	1,043,542	697,528
2014 junior secured 12% notes payable, net of unamortized discount and deferred issuance costs aggregating $100,430 and $180,774 at December 31, 2017 and 2016, respectively	1,874,570	1,794,226
Total liabilities	8,068,625	8,156,954
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 25,000,000 shares authorized at December 31, 2017 and 2016; none issued and outstanding at December 31, 2017 and 2016	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized at December 31, 2017 and 2016; 10,693,851 and 3,622,032 shares issued and outstanding at December 31, 2017 and 2016, respectively	106,937	36,220
Additional paid-in capital	106,757,920	93,076,475
Accumulated deficit	(101,036,117)	(93,868,764)
Total stockholders’ equity (deficit)	5,828,740	(756,069)
Total liabilities and stockholders’ equity (deficit)	$13,897,365	$7,400,885

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016

Revenues:
Product revenues	$7,024,010	$5,600,453
Service and other revenues	355,515	149,001
Total revenues	7,379,525	5,749,454
Cost of revenues	2,898,808	2,642,763
Research and development costs	2,813,733	2,628,179
Sales and marketing expenses	3,956,455	3,777,119
General and administrative expenses	4,046,366	4,190,131
Operating loss	(6,335,837)	(7,488,738)
Other income (expense):
Gain on change in fair value of derivative liabilities	24,728	1,065,935
Loss on debt restructuring	-	(811,909)
Other income, net	16,682	216,075
Interest expense, net	(872,926)	(1,051,258)
Net loss	$(7,167,353)	$(8,069,895)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.93)	$(2.93)
Weighted average shares outstanding:
Basic and diluted	7,738,343	2,754,803

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2017 and 2016

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2015	2,284,537	$22,845	$83,722,596	$(85,726,580)	$(1,981,139)
Share-based compensation	29,117	291	1,186,809	-	1,187,100
Issuances of common stock:
In payment of expenses	4,375	44	62,686	-	62,730
In connection with debt restructuring	99,310	993	1,347,727	-	1,348,720
Creation of derivative liabilities in connection with note and warrant restructuring	-	-	-	(72,289)	(72,289)
Cash paid in lieu of issuing fractional shares in reverse split of common stock	(552)	(5)	(4,755)	-	(4,760)
September 2016 private placement, net of offering costs of $140,749	1,201,000	12,010	5,635,350	-	5,647,360
Transfer of fair value of derivative liabilities upon conversion of related debt in connection with September 2016 private placement	-	-	1,088,432	-	1,088,432
Warrant exercise	4,245	42	37,630	-	37,672
Net loss for the year	-	-	-	(8,069,895)	(8,069,895)
Balances, December 31, 2016	3,622,032	36,220	93,076,475	(93,868,764)	(756,069)
Issuances of common stock:
Share-based compensation	354,391	3,544	1,242,057	-	1,245,601
In payment of expenses	88,333	883	501,149	-	502,032
Warrant exercise	4,095	40	11,169	-	11,209
May 2017 private placement, net of offering costs of $1,244,581	6,625,000	66,250	11,927,070	-	11,993,320
Net loss for the year	-	-	-	(7,167,353)	(7,167,353)
Balances, December 31, 2017	10,693,851	$106,937	$106,757,920	$(101,036,117)	$5,828,740

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(7,167,353)	$(8,069,895)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	116,454	155,707
Share-based compensation	1,245,601	1,187,100
Expenses paid through the issuance of common stock	502,032	62,730
Gain on change in fair value of derivative liabilities	(24,178)	(1,065,935)
Loss on debt restructuring	-	811,909
Loss on retirement of equipment	-	1,689
Amortization of debt issuance costs and original issue discounts	426,358	424,431
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(83,472)	352,100
Inventory	(469,922)	72,342
Prepaid expenses and other current assets	(57,731)	(37,748)
Other assets	(999)	-
Accounts payable and accrued expenses	(512,362)	178,419
Deferred revenue	33,061	107,108
Net cash flows from operating activities	(5,992,511)	(5,820,043)
Cash flows from investing activities:
Purchases of property and equipment	(26,752)	(101,002)
Net cash flows from investing activities	(26,752)	(101,002)
Cash flows from financing activities:
Net proceeds from equity private placements and exercise of warrants	11,993,320	3,833,052
Cash paid in lieu of issuing fractional shares in reverse split of common stock	-	(4,756)
Net cash flows from financing activities	11,993,320	3,828,296
Net change in cash and cash equivalents	5,974,057	(2,092,749)
Cash and cash equivalents, beginning of year	3,315,774	5,408,523
Cash and cash equivalents, end of year	$9,289,831	$3,315,774

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$348,528	$976,295

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Cash Flows

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●	During the year ended December 31, 2017 the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $29,121 from inventory to loaned systems, which are included in property and equipment in the accompanying consolidated balance sheets. During the year ended December 31, 2016, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $55,963 from loaned systems to inventory.

●	Costs, amounting to $74,000, were incurred and unpaid at December 31, 2016, respectively, in connection with the Company’s 2016 private placement (see Note 6), are included in accounts payable and were charged to stockholders’ deficit in the accompanying December 31, 2016 consolidated balance sheet.

●	As discussed in Note 7:

○	On June 30, 2016, the fair value of derivatives, amounting to $72,289 and arising from the June 2016 Amendments (as defined in Note 5) entered into with certain note holders, was established as a liability with a corresponding charge to stockholders’ equity.

○	On September 2, 2016, certain notes payable, accounted for as derivatives, were converted into shares of the Company’s common stock, and related warrants with down round price protection and accounted for as derivatives, were assigned a fixed strike price. As a result, derivative liabilities were reduced by $1,207,813, with a corresponding amount being recorded as an increase to stockholders’ equity.

●	During the years ended December 31, 2017 and 2016, exercise of warrants accounted for as derivatives resulted in reductions in the balance of derivative liabilities and corresponding increases to stockholders’ equity amounting to $10,659 and $37,672, respectively.

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

The Company’s ClearPoint system, an integrated system comprised of capital equipment and disposable products, is designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. The Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2010 to market the ClearPoint system in the United States for general neurological interventional procedures. The Company’s ClearTrace system is a product candidate that is designed to allow catheter-based minimally invasive procedures in the heart to be performed in an MRI suite. Although still a product candidate, the Company has suspended its efforts to commercialize the ClearTrace system.

Liquidity and Management’s Plans

The Company has incurred net losses since its inception which has resulted in a cumulative deficit at December 31, 2017 of $101 million. As a result, management historically has expressed substantial doubt as to the Company’s ability to continue as a going concern. As discussed in Note 6, in May 2017, the Company completed a private offering of equity units (the “2017 PIPE”) through which the Company received aggregate gross proceeds of approximately $13.25 million, before deducting placement agents’ fees and offering expenses aggregating approximately $1.3 million. As a result, the Company’s cash and cash equivalent balances at December 31, 2017 aggregated $9.3 million, which, in management’s opinion, is sufficient to support the Company’s operations for at least the next twelve months and to alleviate doubt as to the Company’s ability to continue as a going concern.

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

MRI INTERVENTIONS, INC.
Notes to Consolidated Financial Statements

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

December 31, 2017
Derivative liabilities - warrants	$-	$-	$79,286	$79,286
Derivative liabilities – debt conversion feature	$-	$-	$16,500	$16,500

December 31, 2016
Derivative liabilities - warrants	$-	$-	$91,173	$91,173
Derivative liabilities – debt conversion feature	$-	$-	$40,000	$40,000

Inputs used in the Company’s Level 3 calculation of fair value include the assumed dividend rate on the Company’s common stock, risk-free interest rates stock price volatility and the likelihood of a future equity financing transaction, all of which are further discussed in Note 7.

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

The table below reflects the carrying values and the estimated fair values, based on Level 3 inputs, of the Company’s outstanding notes payable, including the related accrued interest, at December 31, 2017 and 2016:

		Estimated
	Carrying Value	Fair Value
December 31, 2017
Senior secured note payable, including accrued interest	$2,028,111	$2,028,111
2014 junior secured notes payable, including accrued interest	$1,942,195	$2,042,625
2010 junior secured notes payable, including accrued interest	$1,796,042	$3,752,500

December 31, 2016
Senior secured note payable, including accrued interest	$2,028,111	$2,028,111
2014 junior secured notes payable, including accrued interest	$1,861,851	$2,042,625
2010 junior secured notes payable, including accrued interest	$1,345,028	$2,789,257

MRI INTERVENTIONS, INC.
Notes to Consolidated Financial Statements

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

Property and Equipment

Property and equipment, including ClearPoint capital equipment on loan to customers for evaluation purposes, are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, principally five to seven years. Leasehold improvements are depreciated on a straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of its long-lived assets (finite-lived intangible assets and property and equipment). Whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable, the expected undiscounted future cash flows are compared to the net book value of the related assets. If the net book value of the related assets were to exceed the undiscounted expected future cash flows of the assets, the carrying amount would be reduced to the present value of the expected future cash flows and an impairment loss would be recognized. The Company has not recorded any impairment losses for the years ended December 31, 2017 or 2016.

Revenue Recognition

The Company’s revenues are comprised of: (1) product revenues resulting from the sale of functional neurological products, and drug delivery and biologic products; (2) product revenues resulting from the sale of ClearPoint capital equipment; and (3) revenues resulting from the rental, service, installation, training and shipping related to ClearPoint capital equipment. The Company recognizes revenue when persuasive evidence of an arrangement exists, the selling price or fee is fixed or determinable, collection is reasonably assured, and, for product revenues, risk of loss has transferred to the customer. For all sales, the Company requires either a purchase agreement or a purchase order as evidence of an arrangement. The Company analyzes revenue recognition on an individual agreement basis. The Company determines if the deliverables under the arrangement represent separate units of accounting as defined by GAAP. Application of GAAP regarding multiple-element arrangements requires the Company to make subjective judgments about the values of the individual elements and whether delivered elements are separable from the other aspects of the contractual relationship.

●         Sales of functional neurology products, and biologics and drug delivery systems products: Revenues from the sale of functional neurology products (consisting of disposable products sold commercially and related to cases utilizing our ClearPoint system), and biologics and drug delivery systems (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing our ClearPoint system), are recognized at the time risk of loss passes to the customer, which is generally upon delivery to the customer’s location.

●         Sales of capital equipment: The predominance of capital equipment sales (consisting of integrated computer hardware and software that are integral components of the Company’s ClearPoint system) are preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed and the systems have been in operation. Accordingly, capital equipment sales following such evaluation periods are recognized upon receipt of an executed purchase agreement or purchase order that provide for risk of loss to pass to the customer. Sales of capital equipment not having been preceded by an evaluation period are recognized on an individual agreement basis as described above.

●         Rental, service and other revenues: Revenues from rental of ClearPoint capital equipment are recognized over the term of the rental agreement, which is less than one year. Revenues from service of ClearPoint capital equipment previously sold to customers are based on agreements with terms ranging from one to three years. Typically, the Company bills and collects service fees at the inception of the agreement and recognizes revenue ratably over the term of the related service agreement. Other revenues consist primarily of installation, training and shipping fees in connection with sales of ClearPoint capital equipment and is recognized as the related services are performed.

MRI INTERVENTIONS, INC.
Notes to Consolidated Financial Statements

Product Warranties

The Company’s standard policy is to warrant ClearPoint system capital equipment against defects in material or workmanship for one year following installation. The Company periodically reviews its estimate of costs to service warranty obligations based primarily on historical experience, which has been nominal. Such estimates are included in accrued liabilities in the accompanying consolidated balance sheets, and changes in such estimates are recorded as costs of product revenues in the accompanying consolidated statements of operations.

Research and Development Costs

Costs related to research, design and development of products are charged to research and development expense as incurred.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Such assets and liabilities are measured using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Share-Based Compensation

The Company accounts for compensation for all arrangements under which employees, directors and others receive shares of stock or other equity instruments (including options and warrants) based on fair value. The fair value of each award is estimated as of the grant date and amortized as compensation expense over the requisite vesting period. The fair values of the Company’s share-based awards are estimated on the grant dates using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated award terms and risk-free interest rates for the expected terms. To estimate the expected terms, the Company utilizes the “simplified” method for “plain vanilla” options discussed in the Staff Accounting Bulletin 107 (“SAB 107”) issued by the Securities and Exchange Commission (the “SEC”). The Company believes that all factors listed within SAB 107 as pre-requisites for utilizing the simplified method apply to the Company and its share-based compensation arrangements. The Company intends to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available. The Company based its estimate of expected volatility on the average of: (i) historical volatilities of publicly traded companies it deemed similar to the Company; and (ii) the Company’s historical volatility, which is limited, and will consistently apply this methodology until its own sufficient relevant historical data is exists. The Company utilizes risk-free interest rates based on zero-coupon U.S. treasury instruments, the terms of which are consistent with the expected terms of the equity awards. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

Fair Value Determination of Share-Based Transactions

The Company’s common stock is traded in the over-the-counter market and is quoted on the OTCQB Marketplace and the OTC Bulletin Board under the symbol “MRIC.” Quoted closing stock prices are used as a key input in determining the fair value for share-based transactions.

MRI INTERVENTIONS, INC.
Notes to Consolidated Financial Statements

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At December 31, 2017, the Company had approximately $103,559 in bank balances that were in excess of the insured limits.

For the year ended December 31, 2017, sales to no customers represented in excess of 10% of the Company’s product revenues. For the year ended December 31, 2016, sales to one customer represented 10% of the Company’s product revenues.

Information with respect to accounts receivable from those customers who comprised more than 10% of accounts receivable at December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
Customer – 1	10%	20%
Customer – 2	-	13%
Customer – 3	-	10%

Prior to granting credit, the Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts at December 31, 2017 and 2016 was $29,000 and $25,000, respectively.

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

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-14 as an amendment to ASU 2014-09, “Revenue from Contracts with Customers,” which created a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard, and ASUs 2016-10, 2016-12, 2016-20 and 2017-13 discussed below, are effective for the Company beginning in 2018.

●	In April 2016, the FASB issued ASU 2016-10, “Revenues from Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarified guidance related to identifying performance obligations and licensing implementation guidance contained in ASC Topic 606 as promulgated by ASU 2015-14 discussed above.

●	In May 2016, the FASB issued ASU 2016-12, “Revenues from Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers.

●	In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts With Customers,” which provided for minor corrections and minor improvements to previously issued Topic 606 guidance.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

●	In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” which added and deleted paragraphs pursuant to SEC Staff Announcements and SEC Observer Comments.

●	In November 2017, the FASB issued ASU 2017-14, “Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606),” which amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606

The Company has assessed the potential impact of the provisions ASU 2015-14 and the subsequently issued related ASUs discussed above (collectively, “Topic 606”) on its consolidated financial statements. In its assessment, the Company has considered such factors as the following:

●	Economic factors:

○	The Company’s revenues are comprised of the product and service lines described below. With respect to each of these product and service lines:

■	The Company’s customers are predominantly large, well-known hospitals. Accounts receivable are due in a range of 30-60 days from the date of product delivery. The Company establishes an allowance for doubtful accounts, which historically has not been material.

■	Due to the short-term nature of the Company’s performance obligations, the Company has no remaining post-transaction performance obligations.

○	Based on the foregoing, the Company has concluded that the nature, amount and certainty of revenue recognition for each of the product and service lines described below are not affected by economic factors.

●	Sales of functional neurology products, and biologics and drug delivery systems products: Revenues are recognized generally upon delivery to the customer’s location, consistent with the Topic 606 criterion related to the point in time at which the customer obtains control of the product.

●	Sales of capital equipment: As discussed above, under the heading “Revenue Recognition,” the predominance of capital equipment sales is preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed (recognition of revenue from such installation and training is discussed below) and the systems have been in operation. Accordingly, capital equipment sales following such evaluation periods are recognized upon receipt of an executed purchase agreement or purchase order that provide for risk of loss to pass to the customer. Sales of capital equipment not having been preceded by an evaluation period are generally recognized upon delivery to the customer’s location, consistent with the Topic 606 criterion related to the point in time at which the customer obtains control of the product.

●	Rental, service and other revenues:

○	Revenues from rental of capital equipment are recognized over the term of the rental agreement, which is less than one year, and which is consistent with the Topic 606 criterion of recognizing revenue for such contracts on a straight-line basis.

○	Revenues from service of capital equipment previously sold to customers are based on agreements with terms ranging from one to three years. The Company’s performance obligations with respect to such service agreements consists predominantly of being available to service the equipment and the Company’s historical cost of performing service on capital equipment has been nominal. Typically, the Company bills and collects service fees at the inception of the agreement and recognizes revenue ratably over the term of the related service agreement, which the Company believes is consistent with the Topic 606 criterion of recognizing revenue for such contracts on a straight-line basis.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

○	Other revenues consist primarily of installation, training and shipping fees in connection with sales of capital equipment. Such fees are recognized as revenue at the point in time at which the related sale of the capital equipment is recognized, as discussed above, which the Company has concluded is consistent with the Topic 606 criterion related to the satisfaction of performance obligations.

Based on the foregoing assessment, the Company concluded that adoption of Topic 606 will not have a material effect on its consolidated financial statements. The Company adopted the provisions of Topic 606 on January 1, 2018 under the modified retrospective method permitted by such provisions.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception,” which, among other items, changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The standard is effective for the Company beginning in 2019, and early adoption is permitted. Because the terms of the Company’s currently existing derivative liabilities described in Note 7, all of which the Company believes are included in the scope of the standard, will have expired prior to the standard’s effective date, the Company believes that adoption of the standard on its effective date will not have a material effect on the Company’s consolidated financial statements.

2016 Fourth Quarter Adjustment

In August 2016, the Company elected to suspend its efforts to sell equity units through a public offering then underway, and instead commenced a private placement of equity units through the 2016 PIPE (see Note 6). Upon suspension of its public offering efforts, the Company capitalized certain related legal and other costs, amounting to $459,000, in anticipation of resuming public offering efforts within an estimated six-month time frame. In December 2016, the Company determined that a future public offering it might consider was not likely to be commenced within this six-month time frame, and accordingly, in the fourth quarter of 2016, the Company recorded a charge of $459,000 to general and administrative expense.

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

3.	Inventory

Inventory consists of the following as of December 31:

	2017	2016
Raw materials and work in process	$1,167,142	$1,025,368
Software licenses	52,500	70,000
Finished goods	1,094,542	673,014
Inventory included in current assets	2,314,184	1,768,382
Software licenses – non-current	871,900	976,900
	$3,186,084	$2,745,282

4.	Property and Equipment

Property and equipment consist of the following as of December 31:

	2017	2016
Equipment	$1,151,543	$1,165,076
Furniture and fixtures	112,143	112,143
Leasehold improvements	179,999	179,999
Computer equipment and software	148,017	150,304
Loaned systems	348,473	431,608
	1,940,175	2,039,130
Less accumulated depreciation and amortization	(1,672,508)	(1,710,881)
Total property and equipment, net	$267,667	$328,249

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2017 and 2016 was $116,454 and $155,707, respectively. Loaned systems are ClearPoint systems that are in operation at customer sites on an evaluation basis.

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

The New Brainlab Note is collateralized by a senior security interest in all the assets of the Company.

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

The 2014 Secured Notes have a five-year term and bear interest at a rate of 12% per year, payable semi-annually, in arrears. The 2014 Secured Notes are not convertible into shares of the Company’s common stock. Following the third anniversary of the issuance date, the 2014 Secured Notes may be prepaid, without penalty or premium, provided that all principal and unpaid accrued interest under all 2014 Secured Notes is prepaid at the same time. The 2014 Secured Notes are collateralized by a security interest in all the Company’s assets, which security interest is junior and subordinate to the security interest that collateralizes the New Brainlab Note.

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

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Under GAAP, the Company allocated the $3,725,000 in proceeds proportionately between the 2014 Secured Notes and the investor warrants based on their relative fair values, with $413,057 being allocated to the fair value of the investor warrants, recorded as equity and as a discount to the carrying amount at the date of issuance. After giving effect to the conversions discussed below under the heading “August 31, 2016 Amendments,” the unamortized discount at December 31, 2017 and 2016 was $67,770 and $121,985, respectively. This discount is being amortized to interest expense over the five-year term of the 2014 Secured Notes using the effective interest method. The carrying amount of the 2014 Secured Notes in the accompanying condensed consolidated balance sheets is also presented net of issuance costs, as discussed further below.

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

The placement agent cash commissions, the $30,210 fair value of the placement agent warrants, and other offering expenses, aggregating $76,186, were recorded as deferred financing costs and are presented as reductions of the carrying amount of the 2014 Secured Notes in the accompanying condensed consolidated balance sheets. These deferred financing costs, having an unamortized balance of $32,660 and $58,789 at December 31, 2017 and 2016, respectively, are being amortized to interest expense over the term of the 2014 Secured Notes using the effective interest method.

2010 Junior Secured Notes Payable

In November 2010, the Company issued units consisting of a junior secured note (the “2010 Secured Notes”) and one share of the Company’s common stock. An aggregate of 267,857 units were issued, and the Company received proceeds of $3,000,000 representing the aggregate principal amount of the 2010 Secured Notes. The 2010 Secured Notes mature in November 2020, accrue interest at the rate of 3.5% per year, and are collateralized by a security interest in all the assets of the Company, which security interest is junior and subordinate to the security interests that collateralize the New Brainlab Note and the 2014 Secured Notes. All outstanding principal and interest on the 2010 Secured Notes will be due and payable in a single payment upon maturity.

Under GAAP, the Company allocated the $3 million in proceeds from the sale of the units between the 2010 Secured Notes and the shares of common stock based on their relative fair values that resulted in $2,775,300 being allocated to the value of the shares of common stock, which was recorded as equity and as a discount to the carrying value of the 2010 Secured Notes at their date of issuance. The unamortized discount at December 31, 2017 and 2016 was $1,956,458 and $2,302,472, respectively. This discount is being amortized to interest expense over the 10-year term of the notes using the effective interest method.

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

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

The provisions of the June 2016 Amendments created: (a) a conversion feature allowing for the principal balances described above, plus all unpaid related accrued interest, to be converted into the security offered in the qualified public offering, and at a price that may be less than the market value per share of the Company’s common stock; and (b) down round strike price protection with respect to the warrants, both of which the Company has accounted for as derivatives, the calculation for which is described in Note 7.

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

August 31, 2016 Amendments

On August 31, 2016, the Company entered into second amendments (the “August 2016 Amendments”) with the 2014 Convertible Note Holders.

Pursuant to the August 2016 Amendments, the parties agreed that, in the event the Company closes a PIPE Transaction (as that term is defined in the August 2016 Amendments; the “2016 PIPE”): (i) an aggregate $1.75 million of aggregate principal balance of the 2014 Convertible Note Holders’ 2014 Secured Notes (the “2014 Principal”) would automatically convert into the security offered by the Company in the 2016 PIPE, based on the offering price of that security in the 2016 PIPE (the “Note Conversion”); and (ii) the exercise price for 13,125 shares of common stock that may be purchased upon exercise of warrants issued in connection with the issuance of the 2014 Secured Notes (the “2014 Warrants”) will be reduced to equal the greater of (x) the offering price of the security offered in the 2016 PIPE, or (y) if the security offered in the 2016 PIPE is or includes convertible stock or common stock warrants, the highest price per whole share for which the Company’s common stock is issuable upon conversion of such convertible stock or upon exercise of such common stock warrants. These provisions maintained but modified: (a) the conversion feature allowing for the 2014 Principal to be converted into the security offered in the 2016 PIPE, and at a price that may be less than the market value per share of the Company’s common stock; and (b) the down round strike price protection with respect to the 2014 Warrants, both of which the Company has accounted for as derivatives, the calculation for which is described in Note 7.

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

As described in Note 6, the 2016 PIPE was completed on September 2, 2016, resulting in (i) conversion of the 2014 Principal, and (ii) establishment of a fixed exercise price and elimination of the down round price protection with respect to the 2014 Warrants, in conformity with the terms set forth in the August 2016 Amendments. Accordingly, concurrent with completion of the 2016 PIPE, derivative liabilities associated with the conversion feature of the 2014 Principal and the down round price protection for the 2014 Warrants were reduced by $1,207,813, with a corresponding amount being recorded as an increase to stockholders’ equity.

Scheduled Notes Payable Maturities

Scheduled principal payments as of December 31, 2017 with respect to notes payable are summarized as follows:

Years ending December 31,
2018	$2,000,000
2019	1,975,000
2020	3,000,000
Total scheduled principal payments	6,975,000
Less unamortized discounts	(2,024,228)
Less unamortized deferred financing costs	(32,660)
$4,918,112

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

6.	Stockholders’ Equity

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

Related Debt Conversion

As discussed in Note 5, pursuant to the August 2016 Amendments, in addition to and simultaneously with the sale of the 2016 PIPE Units, on September 2, 2016: (i) the 2014 Principal automatically converted into 350,000 2016 PIPE Units on the same terms and conditions as applied to purchasers of 2016 PIPE Units; and (ii) the exercise price for 13,125 shares of common stock that may be purchased upon exercise of the holders’ 2014 Warrants was reduced to $5.50 per share, which is equal to the per share exercise price of the 2016 PIPE Warrants.

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

MRI INTERVENTIONS, INC.

Notes to Consolidated Financial Statements

Registration Rights Agreement

Concurrent with completion of the 2017 PIPE, the Company and the 2017 PIPE Investors entered into a Registration Rights Agreement (the “2017 PIPE Registration Rights Agreement”) pursuant to which the Company was required to prepare and file a registration statement (the “2017 PIPE Registration Statement”) with the SEC under the Securities Act of 1933, as amended, covering the resale of the shares of common stock to be issued to the 2017 PIPE Investors under the 2017 PIPE Purchase Agreement as well as the shares of common stock underlying the 2017 PIPE Warrants and the 2017 PIPE Placement Agent Warrants. The Company was required to file such 2017 PIPE Registration Statement on or before June 26, 2017, and was required to use its best efforts to have the 2017 PIPE Registration Statement declared effective as soon as practicable. The Company filed the 2017 PIPE Registration Statement on June 26, 2017, and the 2017 PIPE Registration Statement was declared effective by the SEC on July 7, 2016, both dates being in conformity with the foregoing requirements. Pursuant to the 2017 PIPE Registration Rights Agreement, if the Company fails to continuously maintain the effectiveness of the 2017 PIPE Registration Statement (with certain permitted exceptions), the Company will incur certain liquidated damages to the 2017 PIPE Investors. The 2017 PIPE Registration Rights Agreement also contains mutual indemnifications by the Company and each 2017 PIPE Investor, which the Company believes are customary for transactions of this type.

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

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her director fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing (i) the product of: (x) the fees otherwise payable to each director in cash, times (y) the percentage of fees the director elected to receive in shares of common stock, by (ii) the volume weighted average price per share of common stock over the last five trading days of the quarter. During the years ended December 31, 2017 and 2016, 14,650 shares and 22,313 shares, respectively, were issued to directors as payment for director fees, amounting to $37,740 and $124,069, in 2017 and 2016, respectively, in lieu of cash.

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

From June 2015 until October 2017, the Company granted share-based awards under the MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan. At the Annual Meeting of the Company’s stockholders on October 3, 2017, the Company’s stockholders approved the adoption of the MRI Interventions, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 Plan”). The material change effected in the Amended 2013 Plan was to increase the number of shares of the Company’s common stock available for awards thereunder by 1,800,000 shares.

Under the Amended 2013 Plan, a total of 1,956,250 shares of the Company’s common stock are reserved for issuance. Of this amount, stock grants of 105,185 shares have been awarded and option grants, net of options terminated, expired or forfeited, of 754,569 shares were outstanding as of December 31, 2017. Accordingly, 1,096,496 shares remained available for grants under the Amended 2013 Plan as of that date.

MRI INTERVENTIONS, INC.
Notes to Consolidated Financial Statements

Activity with respect to stock options issued by the Company is summarized as follows:

	Options Outstanding	Options Exercisable	Range of Exercise Prices		Weighted- average Exercise price per share	Intrinsic Value (1)
Outstanding at January 1, 2016	298,283		$29.60	$385.60	$48.73	-
Exercisable at January 1, 2016		179,216	$29.60	$385.60	$56.40	-
Activity during the year ended December 31, 2016
Granted	53,750		$5.00	$12.40	$6.40
Exercised	-
Cancelled or forfeited	(14,592)		$5.00	$385.60	$12.67
Outstanding at December 31, 2016	337,441		$5.00	$385.60	$42.07	-
Exercisable at December 31, 2016		245,989	$5.00	$385.60	$38.71	-
Activity during the year ended December 31, 2017
Granted	940,875		$1.95	$6.40	$2.58	$78,486
Exercised	-		-	-	-	-
Cancelled or forfeited	(40,117)		$5.00	$385.60	$35.74	-
Outstanding at December 31, 2017	1,238,199		$1.95	$385.60	$12.47	$78,486
Exercisable at December 31, 2017		567,210				-

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

The following table summarizes information about stock options at December 31, 2017 (contractual life expressed in years):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price
$1.95	-	$45.20	1,161,323	9.18	$8.49	490,428	8.40	$16.08
$46.40	-	$83.60	75,995	3.89	$69.09	75,901	3.88	$69.11
$128.00	-	$385.60	881	0.88	$363.21	881	0.88	$363.21
			1,238,199	9.18	$12.47	567,210	7.78	$16.08

MRI INTERVENTIONS, INC.
Notes to Consolidated Financial Statements

The weighted average grant date fair value of options granted during the years ended December 31, 2017 and 2016 was $0.85 and $3.01, respectively. A summary of the status of the Company’s nonvested stock options during the years ended December 31, 2017 and 2016 is presented below:

Nonvested Stock Options	Shares	Weighted - Average Grant Date Fair Value
Nonvested, January 1, 2016	119,067	$18.77
Activity during the year ended December 31, 2016
Granted	53,750	$3.01
Forfeited	(6,918)	$28.66
Vested	(74,447)	$18.16
Nonvested, December 31, 2016	91,452	$10.53
Activity during the year ended December 31, 2017
Granted	940,875	$0.85
Forfeited	(17,619)	$16.50
Vested	(343,719)	$3.09
Nonvested, December 31, 2017	670,989	$1.45

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the years ended December 31, 2017 and 2016, share-based compensation expense related to options was:

Year Ended December 31,
2017	2016
$960,882	$959,585

As of December 31, 2017, approximately $813,000 of unrecognized compensation cost related to share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

The assumptions used in calculating the fair value under the Black-Scholes option-pricing model are as follows:

	Years Ended December 31,
	2017	2016
Dividend yield	0%	0%
Expected Volatility	51.77% to 52.98%	47.47% to 50.69%
Risk free Interest rates	2.04% to 2.25%	1.23% to 1.39%
Expected lives (in years)	6.0	6.0

MRI INTERVENTIONS, INC.
Notes to Consolidated Financial Statements

Warrants

Warrants have generally been issued in connection with financing transactions and for terms of up to five years. Common stock warrant activity for the years ended December 31, 2017 and 2016 is as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2016	845,257	$25.67	(1)
Activity during the year ended December 31, 2016
Issued	1,208,845	$6.23
Exercised	(15,625)	$5.00
Terminated	(47,184)	$14.77
Outstanding at December 31, 2016	1,991,293	$13.00	(2)
Activity during the year ended December 31, 2017
Issued	7,134,200	$2.20
Exercised	(8,207)	$2.00
Terminated	(168,208)	$17.64
Outstanding at December 31, 2017	8,949,078	$4.12	(3)

(1)	The weighted-average exercise price reflects exercise price adjustments triggered by the 2015 PIPE.

(2)	The weighted-average exercise price reflects exercise price adjustments triggered by the 2016 Purchase Agreement and the 2016 PIPE.

(3)	The weighted-average exercise price reflects exercise price adjustments triggered by the 2017 PIPE.

Information regarding outstanding warrants at December 31, 2017 is as follows (contractual life expressed in years):

Exercise Price	Number Outstanding	Weighted - Average Remaining Contractual Life	Intrinsic Value (1)
$1.83	1,540	3.0	$1,417
2.00	91,670	0.1	68,753
2.20	7,133,700	4.4	3,923,535
5.50	1,123,705	3.8	-
16.23	242,021	3.0	-
21.10	152,084	3.0	-
34.32	185,779	2.0	-
40.00	875	2.1	-
70.00	17,704	1.3	-
	8,949,078	4.2	$3,993,704

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at December 31, 2017 less the warrant exercise price of in-the-money warrants.

7.	Derivative Liabilities

As discussed in Note 5, on June 30, 2016, the Company entered into amendments with Brainlab, with respect to the New Brainlab Note, and with the 2014 Convertible Note Holders, the provisions of which created: (a) a conversion feature allowing for the principal balance described above to be converted at a public offering price that may be less than market value per share of the Company’s common stock; and (b) down round strike price protection with respect to the warrants. In addition, warrants issued in 2013 contain net-cash settlement and down round provisions.

MRI INTERVENTIONS, INC.
Notes to Consolidated Financial Statements

Under GAAP, the provisions described above require that the conversion feature and the warrants be accounted for as derivatives, thus requiring that they each be adjusted to estimated fair value at each balance sheet date and shown as liabilities in the accompanying condensed consolidated balance sheets. The fair values of the conversion feature and the warrants were calculated using the Monte Carlo simulation valuation method. Assumptions used in calculating the fair value of the conversion feature at December 31, 2017 are as follows:

Risk free interest rates	1.76%
Volatility	55%

Assumptions used in calculating the fair value of the warrants at December 31, 2017 are as follows:

Dividend yield	0%
Expected volatility	45%
Risk free interest rates	1.28 – 2.01%
Expected remaining term (in years)	0.1 – 3.25

In addition to the assumptions above, the Company also estimates the likelihood of whether it will participate in a future qualified public offering, as defined in either the amended note or warrant agreements, as applicable, that would trigger the conversion feature or the repricing of warrants, and, if so, the estimated timing and pricing of its offering of common stock.

The fair values and the changes in fair values of derivative liabilities during the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
Balance, beginning of period	$131,173	$658,286
Conversion of equity warrants to liabilities	-	192,173
Additions from debt restructuring	-	1,592,134
Reduction from debt conversions	-	(1,207,813)
Reduction from warrant exercise	(10,659)	(37,672)
Gain on change in fair value for the period	(24,728)	(1,065,935)
Balance, end of period	$95,786	$131,173

8.	Income Taxes

The Company had no income tax expense for the years ended December 31, 2017 and 2016. Due to uncertainties surrounding the realization of its deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred income tax assets. If it is determined in the future that it is more likely than not that any deferred income tax assets are realizable, the valuation allowance will be reduced by the estimated net realizable amounts. For the year ended December 31, 2017, the valuation allowance decreased by approximately $14.9, due primarily to the effects of reduced corporate income tax rates effected under the Tax Act, which were partially offset by changes in deferred tax assets and liabilities. For the year ended December 31, 2016, the valuation allowance increased by approximately $3.5 million, based on changes in deferred tax assets and liabilities.

MRI INTERVENTIONS, INC.
Notes to Consolidated Financial Statements

The tax effect of temporary differences and net operating losses that give rise to components of deferred income tax assets and liabilities consist of the following:

	As of December 31,
	2017	2016
Deferred income tax assets (liabilities):
Property and equipment	$58,036	$107,308
Deferred revenue		88,877
Accrued expenses	224,546	53,112
Share based compensation	1,803,943	3,186,133
Derivative liability		164,258
Other	(912,575)	248,561
Net operating loss carryforwards	18,535,794	30,800,732
	19,709,744	34,648,981
Less valuation allowance	(19,709,744)	(34,648,981)
	$-	$-

The Company had a cumulative federal net operating loss of approximately $81.5 million as of December 31, 2017, which will begin expiring in 2018. Under Sections 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation,” as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the Company. The Company has not determined whether such an ownership change has occurred. However, given the equity transactions in which the Company has engaged, the Company believes that the use of the net operating losses shown as deferred tax assets will be significantly limited.

Management has evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes and determined the Company has no uncertain tax positions that could have a significant impact on its consolidated financial statements. The Company’s income tax returns after 2012 remain open for examination.

9.	Commitments

Leases

The Company leases space in Irvine, California that houses its headquarters and manufacturing facility under a non-cancellable operating lease. The lease expires in September 2018. At December 31, 2017, future minimum lease payments under non-cancellable operating leases were $71,967.

Future minimum lease payments for operating leases having an initial or remaining non-cancellable lease term in excess of one year are as follows:

Years ending December 31,
2018	$71,967
Total minimum payments	$71,967

Rent expense under all operating leases was approximately $92,000 for each of the years ended December 31, 2017 and 2016.

MRI INTERVENTIONS, INC.
Notes to Consolidated Financial Statements

Licenses

Certain license arrangements require minimum royalty payments. As of December 31, 2017, future minimum payments under these arrangements are as follows:

Years ending December 31,
2018	$50,000
2019	50,000
2020	50,000
2021	50,000
2022	50,000
Thereafter	220,000
Total minimum payments	$470,000

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

Technical Service and Training Agreements

The Company is a party to agreements with a university, which agreements were amended in January 2017, under which the Company may receive technical and training services. Pursuant to the terms of the amended agreements, the Company incurred approximately $17,000 and $45,000 for technical research services during the years ended December 31, 2017 and 2016, respectively.

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

Cardiac EP Business Participation Plan

The Company is party to agreements under which it may provide a key product development advisor and consultant with financial rewards in the event that the Company sells its business operations relating to catheter-based MRI-guided cardiac ablation to treat cardiac arrhythmias (“Cardiac EP Operations”). In the event the Company sells its Cardiac EP Operations, whether on a stand-alone basis or as part of the sale of the Company, the participant will receive a payment under the plan equal to: (i) the transaction value paid for or allocated to the Cardiac EP Operations in the sale, multiplied by (ii) the participant’s “participation interest” at the time of the sale. The participant was initially awarded a participation interest of 6.6%. However, pursuant to the terms of the plan, the participation interest is equitably reduced from time to time to take into account equity financing transactions in which the Company issues shares of its common stock, or securities convertible into shares of its common stock, in exchange for cash proceeds. At December 31, 2017, the participation interest was 0.48%. The plan will terminate in June 2025.

MRI INTERVENTIONS, INC.
Notes to Consolidated Financial Statements

Management Change

On October 6, 2017, Francis P. Grillo entered into a Separation, Transition and Consulting Agreement (the “Separation Agreement”) with the Company, under which Mr. Grillo voluntarily resigned from his position as the Chief Executive Officer and President of the Company, and as a member of the Company’s Board of Directors, and separating from the Company, effective as of November 7, 2017 (the “Transition Date”).

Under the terms of the Separation Agreement, Mr. Grillo received the following payments and other benefits, subject to certain conditions, pursuant to the Separation Agreement: (i) 87,500 unregistered shares of the Company’s common stock; (ii) a lump sum payment of $15,000; (iii) $30,000 per month for the first two months following his separation from the Company in exchange for transition and consulting services provided to the Company by Mr. Grillo, after which Mr. Grillo is being compensated on an hourly basis to the extent he renders any such consulting services; and (iv) the option exercise period of all stock options previously granted to Mr. Grillo was extended to be coterminous with the term of the option award. In addition, Mr. Grillo will receive his annual bonus, amounting to approximately $109,000 and based on his and the Company’s performance for the fiscal year ended December 31, 2017, determined in accordance with the applicable policies and procedures set forth in his employment agreement.

In conjunction with Mr. Grillo’s resignation from the positions described above, on October 6, 2017, the Company entered into an Employment Agreement (the “Employment Agreement”) with Joseph M. Burnett, whereby Mr. Burnett commenced service as the Company’s Chief Executive Officer and President, effective as of the Transition Date. In addition, the Mr. Burnett was elected to serve as a director of the Company, effective as of the Transition Date.

Under the terms of the Employment Agreement, Mr. Burnett’s base salary, effective as of the Transition Date, is $360,000. Starting with the fiscal year commencing on January 1, 2018 and for each year thereafter, Mr. Burnett will be eligible to receive an annual target incentive bonus of 40% of his annual base salary, subject to certain performance goals to be established by the Compensation Committee of the Board of Directors. In addition, the Company will pay Mr. Burnett up to $50,000 in reasonable relocation expenses during the first two years of his employment, subject to Mr. Burnett’s continued employment through such two-year period. The Employment Agreement also provides for certain payments to be made to Mr. Burnett: (a) in the event the Company terminates his employment without cause or if Mr. Burnett voluntarily terminates his employment with the Company for good reason, as those terms are defined in the Employment Agreement; or (b) if the Company terminates his employment without cause or if Mr. Burnett voluntarily terminates his employment with the Company for good reason within two months of a change of control, as such term is defined in the Employment Agreement. Also, in the event of a change of control, any unvested stock options and restricted stock previously granted to Mr. Burnett will become fully vested.

As an inducement to his employment with the Company, Mr. Burnett is entitled to receive an initial signing bonus in the aggregate amount of $100,000 under the Employment Agreement, to be paid in two equal installments: the first installment was paid on the Transition Date, and the second installment is to be paid on the 6-month anniversary of the Transition Date, conditioned upon Mr. Burnett’s continued employment. In addition, on the Transition Date Mr. Burnett was granted: (i) a non-qualified stock option to purchase up to 350,000 shares of the Company’s common stock at a per share exercise price of $2.50, which was the per share closing price of the Company’s common stock on the Transition Date; and (ii) 200,000 restricted shares of the Company’s common stock. The stock option and restricted shares will vest as follows: (i) one-third on the first anniversary of the date of grant; and (ii) the remainder in equal quarterly installments during each of the second and third years following the date of grant. In connection with the foregoing, the Company recorded compensation expense in 2017 of approximately $44,000.

Mr. Burnett is entitled to participate in any benefit plan from time to time in effect for the Company’s executives and/or employees generally, subject to the eligibility provisions of that plan.

Employment Agreements

In addition to Mr. Burnett’s Employment Agreement, the Company has employment agreements with its other executive officers that, among other provisions customary for agreements of this nature, provide for severance payments in the event the Company terminates the officer’s employment without cause. The agreements also provide for certain payments in connection with a change of control transaction and a termination of employment following a change of control transaction.

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