Form 10-Q
period 2018-06-30
MRI INTERVENTIONS, INC.
filed 2018-08-14
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, there were 11,006,439 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,697,370	$9,289,831
Accounts receivable, net	770,786	949,415
Inventory, net	2,661,712	2,314,184
Prepaid expenses and other current assets	321,550	192,727
Total current assets	10,451,418	12,746,157
Property and equipment, net	289,025	267,667
Software license inventory	836,900	871,900
Other assets	10,640	11,641
Total assets	$11,587,983	$13,897,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$954,996	$759,445
Accrued compensation	461,754	806,445
Other accrued liabilities	378,912	480,159
Derivative liabilities	22,295	95,786
Deferred revenue	214,701	256,178
Senior secured note payable	2,000,000	2,000,000
2014 junior secured notes payable, net	1,914,742	-
Total current liabilities	5,947,400	4,398,013
Accrued interest	805,000	752,500
2014 junior secured notes payable, net	-	1,874,570
2010 junior secured notes payable, net	1,276,228	1,043,542
Total liabilities	8,028,628	8,068,625
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 11,006,439 shares issued and outstanding at June 30, 2018; and 10,693,851 issued and outstanding at December 31, 2017	110,064	106,937
Additional paid-in capital	108,002,861	106,757,920
Accumulated deficit	(104,553,570)	(101,036,117)
Total stockholders’ equity	3,559,355	5,828,740
Total liabilities and stockholders’ equity	$11,587,983	$13,897,365

See accompanying notes to Condensed Consolidated Financial Statements.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,
	2018	2017
Revenues:
Product revenues	$1,412,599	$1,892,638
Service and other revenues	233,736	83,367
Total revenues	1,646,335	1,976,005
Cost of revenues	602,236	798,498
Research and development costs	665,310	1,084,202
Sales and marketing expenses	926,231	979,900
General and administrative expenses	1,088,496	935,701
Operating loss	(1,635,938)	(1,822,296)
Other income (expense):
Gain from change in fair value of derivative liabilities	7,580	31,307
Other expense, net	(87)	(715)
Interest expense, net	(248,091)	(212,709)
Net loss	$(1,876,536)	$(2,004,413)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.32)
Weighted average shares outstanding:
Basic and diluted	10,959,532	6,315,759

See accompanying notes to Condensed Consolidated Financial Statements.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Six Months Ended June 30,
	2018	2017
Revenues:
Product revenues	$2,951,198	$3,814,853
Service and other revenues	318,504	168,224
Total revenues	3,269,702	3,983,077
Cost of revenues	1,191,203	1,550,962
Research and development costs	1,211,638	1,641,901
Sales and marketing expenses	1,888,445	2,046,159
General and administrative expenses	2,041,446	1,919,971
Operating loss	(3,063,030)	(3,175,916)
Other income (expense):
Gain (loss) from change in fair value of derivative liabilities	42,023	(61,739)
Other income (expense), net	(883)	3,412
Interest expense, net	(495,563)	(425,908)
Net loss	$(3,517,453)	$(3,660,151)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.32)	$(0.74)
Weighted average shares outstanding:
Basic and diluted	10,851,177	4,976,337

See accompanying notes to Condensed Consolidated Financial Statements.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,517,453)	$(3,660,151)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	55,418	65,824
Share-based compensation	607,124	429,026
Expenses paid through the issuance of common stock	77,500	502,032
(Gain) loss from change in fair value of derivative liabilities	(42,023)	61,739
Amortization of debt issuance costs and original issue discounts	272,858	201,243
Increase (decrease) in cash resulting from changes in:
Accounts receivable	178,629	115,182
Inventory, net	(337,807)	(68,312)
Prepaid expenses and other current assets	(128,823)	(135,485)
Other assets	1,001	-
Accounts payable and accrued expenses	(197,888)	(279,435)
Deferred revenue	(41,477)	202,784
Net cash flows from operating activities	(3,072,941)	(2,565,553)
Cash flows from investing activities:
Purchases of property and equipment	(51,497)	(3,134)
Net cash flows from investing activities	(51,497)	(3,134)
Cash flows from financing activities:
Proceeds from private offering, net of offering costs	-	11,993,496
Proceeds from warrant exercises	531,977	-
Net cash flows from financing activities	531,977	11,993,496
Net change in cash and cash equivalents	(2,592,461)	9,424,809
Cash and cash equivalents, beginning of period	9,289,831	3,315,774
Cash and cash equivalents, end of period	$6,697,370	$12,740,583

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$146,000	$$146,611

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

Liquidity

The Company has incurred net losses since its inception which has resulted in a cumulative deficit at June 30, 2018 of $105 million. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. As discussed in Note 6, in May 2017, the Company completed a private offering of equity units (the “2017 PIPE”) through which the Company received aggregate gross proceeds of approximately $13.25 million, before deducting placement agents’ fees and offering expenses aggregating approximately $1.3 million. As a result, the Company’s cash and cash equivalent balances at June 30, 2018 aggregated $6.7 million.

The Company’s plans for the next twelve months reflect management’s anticipation of increases in revenues from sales of the ClearPoint System and related disposable products, as a result of greater utilization at existing installed sites and the installation of the ClearPoint System at new sites. Management also anticipates that growth in operating expenses will be modest in comparison to the anticipated growth in revenues, thus resulting in decreases in the Company’s operating loss and cash used in operating activities. However, there is no assurance that the Company will be able to achieve its anticipated results, and even in the event such results are achieved, the Company expects to continue to consume cash in its operations over at least the next twelve months. In addition, as discussed in Note 5, the Company has notes payable with principal aggregating $4.0 million, of which $2.0 million matures in December 2018 and $2.0 million matures in March 2019.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2017 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 21, 2018 (the “2017 Form 10-K”). The accompanying unaudited condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and six months ended June 30, 2018 may not be indicative of the results to be expected for the entire year or any future periods.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

Derivative Liabilities

Derivative liabilities represent the fair value of a conversion feature of a note payable and of certain warrants to purchase common stock (see Note 7). These derivative liabilities are calculated utilizing the Monte Carlo simulation valuation method. Changes in the fair values of these warrants are recognized as other income or expense in the related condensed consolidated statements of operations.

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

June 30, 2018
Derivative liabilities - warrants	$-	$-	$8,795	$8,795
Derivative liabilities – debt conversion feature	$-	$-	$13,500	$13,500
December 31, 2017
Derivative liabilities - warrants	$-	$-	$79,286	$79,286
Derivative liabilities – debt conversion feature	$-	$-	$16,500	$16,500

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

The table below reflects the carrying values and the estimated fair values, based on Level 3 inputs, of the Company’s outstanding notes payable, including the related accrued interest, at June 30, 2018 and December 31, 2017:

	Carrying Values	Estimated Fair Values
June 30, 2018
Senior secured note payable, including accrued interest	$2,027,806	$2,027,806
2014 junior secured notes payable, including accrued interest	$1,982,367	$2,042,625
2010 junior secured notes payable, including accrued interest	$2,081,228	$3,805,000

December 31, 2017
Senior secured note payable, including accrued interest	$2,028,111	$2,028,111
2014 junior secured notes payable, including accrued interest	$1,942,195	$2,042,625
2010 junior secured notes payable, including accrued interest	$1,796,042	$3,752,500

Inventory

Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. Items in inventory relate predominantly to the Company’s ClearPoint system. Software license inventory related to ClearPoint systems undergoing on-site customer evaluation is included in inventory in the accompanying condensed consolidated balance sheets. All other software license inventory is classified as a non-current asset. The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potential obsolete items.

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

The Company’s revenues are comprised primarily of: (1) product revenues resulting from the sale of functional neurological products, and drug delivery and biologic products; (2) product revenues resulting from the sale of ClearPoint capital equipment; (3) revenues resulting from the rental, service, installation, training and shipping related to ClearPoint capital equipment; and (4) clinical case support revenues in connection with customer-sponsored clinical trials. The Company recognizes revenue when control of the Company’s products and services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.

Lines of Business; Timing of Revenue Recognition

●	Functional neurology product, and biologics and drug delivery systems product sales: Revenues from the sale of functional neurology products (consisting of disposable products sold commercially and related to cases utilizing the Company’s ClearPoint system), and biologics and drug delivery systems (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing the ClearPoint system), are generally based on customer purchase orders, the predominance of which require delivery within one week of the order having been placed, and are recognized at the point in time of delivery to the customer, which is the point at which legal title, and risks and rewards of ownership, along with physical possession, transfer to the customer.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

●	Capital equipment sales

o	Capital equipment sales preceded by evaluation periods: The predominance of capital equipment sales (consisting of integrated computer hardware and software that are integral components of the Company’s ClearPoint system) are preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed and the systems have been in operation. Accordingly, revenue from capital equipment sales following such evaluation periods is recognized at the point in time the Company is in receipt of an executed purchase agreement or purchase order.

o	Capital equipment sales not preceded by evaluation periods: Revenue from sales of capital equipment not having been preceded by an evaluation period is recognized at the point in time that the equipment has been delivered to the customer.

For both types of capital equipment sales described above, the Company’s determination of the point in time at which to recognize revenue represents that point at which the customer has legal title, physical possession, and the risks and rewards of ownership, and the Company has a present right to payment.

●	Capital equipment-related services

o	Rental and equipment service: Revenue from rental of ClearPoint capital equipment is recognized ratably on a monthly basis over the term of the rental agreement, which is less than one year. Revenue from service of ClearPoint capital equipment previously sold to customers is based on agreements with terms ranging from one to three years and revenue is recognized ratably on a monthly basis over the term of the service agreement. A time-elapsed output method is used for rental and service revenues because the Company transfers control evenly by providing a stand-ready service.

o	Installation, training and shipping: Consistent with the Company’s recognition of revenue for capital equipment sales as described above, fees for installation, training and shipping fees in connection with sales of capital equipment that have been preceded by customer evaluation periods are recognized as revenue at the point in time the Company is in receipt of an executed purchase order for the equipment. Installation, training and shipping fees related to capital equipment sales not having been preceded by an evaluation period are recognized as revenue at the point in time that the related services are performed.

●	Biologics and drug delivery services:

o	Outsourced recruitment and/or designation of a clinical services liaison between Company and its customer: The Company recognizes revenue at the point in time that the liaison is either recruited or designated, which is the point at which the customer is able to direct, and obtain benefit from, use of the liaison. The Company made this determination based on the decision made by the customer to outsource this function to the Company, rather than to incur its own recruiting costs. Upon such recruitment or designation, the liaison becomes the customer’s outsourced clinical support services coordinator.

o	Outsourced technical clinical support of cases performed pursuant to customer-sponsored clinical trials: The Company recognizes revenue at the point in time each clinical trial case is performed based on the allocated per-case transaction price.

o	Other related services: The Company recognizes revenue for such services at the point in time that the performance obligation has been satisfied.

The Company operates in one industry segment, and substantially all its sales are to U.S.-based customers.

Payment terms under contracts with customers generally are in a range of 30-60 days after the customers’ receipt of the Company’s invoices.

The Company provides a one-year warranty on its functional neurology products, biologics and drug delivery systems products, and capital equipment products that are not otherwise covered by a third-party manufacturer’s warranty. The Company’s contracts with customers do not provide for a right of return other than for product defects.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

Other Judgments and Estimates – Transaction price

Substantially all the Company’s contracts with customers are based on customer-issued purchase orders for distinct products or services. For these contracts, the transaction price is determined upon establishment of the contract that contains the final terms of the sale.

One of the Company’s contracts bundles performance obligations that include biologics and drug delivery system products, capital equipment products and clinical support services, for which the Company estimates the transaction price by allocating among the performance obligations reductions to revenue for discounts given on certain elements with the bundle.

See Note 3 for additional information regarding revenue recognition.

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

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At June 30, 2018, the Company had $150,487 in bank balances that were in excess of the insured limits.

Information with respect to customers that accounted for sales in excess of 10% of total sales in the three-month periods ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,
	2018	2017
Customer – 1	10%	11%
Customer – 2	10%	-

No customers accounted for sales in excess of 10% of total sales in either of the six-month periods ended June 30, 2018 and 2017.

Information with respect to accounts receivable from those customers who comprised more than 10% of accounts receivable at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
Customer – 1	18%	10%
Customer – 2	14%	-

Prior to granting credit, the Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts at June 30, 2018 and December 31, 2017 was $24,000 and $29,000, respectively.

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments, that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This standard is effective for the Company beginning in 2019, and early application is permitted. The Company currently has two leases for manufacturing and office space that would be subject to the provisions of ASU 2016-02. The Company believes that adoption of ASC Topic 842 (as amended by ASC 2017-13), will result in the establishment on the Company’s consolidated balance sheet of an asset and liability for each such lease, but that neither such assets and liabilities nor the resulting lease expense recognition will have a material effect on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718),” which expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The standard is effective for the Company beginning in 2019, and early adoption is permitted. The Company believes that adoption of the standard will not have a material effect on the Company’s consolidated financial statements.

3.	Revenue Recognition

Revenue by Service Line

	Three Months Ended June 30,
	2018	2017
Products:
Disposable products:
Functional neurology	$1,159,527	$1,343,425
Biologics and drug delivery	111,792	92,479
Capital equipment	141,280	456,734
Total product revenue	1,412,599	1,892,638
Services:
Capital equipment and other	71,736	83,367
Biologics and drug delivery	162,000	-
Total service revenue	233,736	83,367
Total revenue	$1,646,335	$1,976,005

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

	Six Months Ended June 30,
	2018	2017
Products:
Disposable products:
Functional neurology	$2,338,862	$2,931,867
Biologics and drug delivery	292,258	167,486
Capital equipment	320,078	715,500
Total product revenue	2,951,198	3,814,853
Services:
Capital equipment and other	156,504	168,224
Biologics and drug delivery	162,000	-
Total service revenue	318,504	168,224
Total revenue	$3,269,702	$3,983,077

Contract Balances

●	Contract assets – Substantially all the Company’s contracts with customers are based on customer-issued purchase orders for distinct products or services. Customers are billed upon delivery of such products or services, and the related contract assets comprise the accounts receivable balances included in the accompanying condensed consolidated balance sheets.

●	Contract liabilities – The Company generally bills and collects capital equipment-related service fees at the inception of the service agreements, which have terms ranging from one to three years. The unearned portion of such service fees are classified as deferred revenue.

During the three and six months ended June 30, 2018, the Company recognized capital equipment-related service revenue of $43,811 and $87,401, respectively, which was previously included in deferred revenue in the accompanying condensed consolidated balance sheet at December 31, 2017.

Remaining Performance Obligations

The Company’s contracts with customers are predominantly of terms less than one year. Accordingly, the transaction price of remaining performance obligations related to such contracts at June 30, 2018 are not material.

Revenue with respect to remaining performance obligations related to capital equipment-related service agreements with original terms in excess of one year amounted to $191,203 at June 30, 2018. The Company expects to recognize this revenue within the next three years.

One contract with a customer has a stated term of three years. However, the customer has the right to terminate the contract for convenience upon a 30-day notice, in which event the customer would be obligated to compensate the Company for up to three months of previously forecast purchases. Based on the foregoing, the Company uses the practical expedient available under Topic 606 pursuant to which such contracts are considered to have a term of less than one year and for which disclosure of the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue is not required. Accordingly, the Company has not included such disclosure for this contract.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

4.	Inventory

Inventory consists of the following as of:

	June 30, 2018	December 31, 2017
Raw materials and work in process	$1,420,703	$1,167,142
Software licenses	35,000	52,500
Finished goods	1,206,009	1,094,542
Inventory, net, included in current assets	2,661,712	2,314,184
Software licenses – non-current	836,900	871,900
Total	$3,498,612	$3,186,084

5.	Notes Payable

Senior Secured Note Payable

The indebtedness outstanding under the senior secured note payable to Brainlab, originally issued to Brainlab on April 5, 2011, and subsequently amended and restated on March 6, 2013 and April 4, 2016 (the “Brainlab Note”), at each of June 30, 2018 and December 31, 2017, was $2.0 million and matures on December 31, 2018. Interest, at an annual rate of 5.5%, is payable quarterly in arrears.

The Brainlab Note is collateralized by a senior security interest in all the assets of the Company.

2014 Junior Secured Notes Payable

The indebtedness outstanding under the 2014 Junior Secured Notes Payable (the “2014 Secured Notes”) at each of June 30, 2018 and December 31, 2017 was $1.975 million. The 2014 Secured Notes mature on March 25, 2019, bear interest at an annual rate of 12%, payable semi-annually in arrears, and are collateralized by a security interest in all the Company’s assets, which security interest is junior and subordinate to the security interest that collateralizes the Brainlab Note.

Under the terms of a securities purchase agreement, the 2014 Secured Notes were issued in a private placement that included warrants (the “investor warrants”) to purchase 0.01 shares of the Company’s common stock for each dollar in principal amount. Under GAAP, the Company allocated the private placement proceeds proportionately between the 2014 Secured Notes and the investor warrants based on their relative fair values, with the amount allocated to the fair value of the investor warrants recorded as equity and as a discount to the carrying amount at the date of issuance. This discount is being amortized to interest expense over the five-year term of the 2014 Secured Notes using the effective interest method. The unamortized discount at June 30, 2018 and December 31, 2017 was $40,662 and $67,770, respectively. The carrying amount of the 2014 Secured Notes in the accompanying condensed consolidated balance sheets is also presented net of unamortized issuance costs, as discussed further below.

The Company’s placement agents earned cash commissions of $145,500 as well as warrants (the “placement agent warrants”) to purchase shares of the Company’s common stock. The placement agent warrants have the same terms and conditions as the investor warrants. The placement agent cash commissions, the fair value of the placement agent warrants, and other offering expenses were recorded as deferred financing costs and are presented as reductions of the carrying amount of the 2014 Secured Notes in the accompanying condensed consolidated balance sheets. These deferred financing costs, having an unamortized balance of $19,596 and $32,660 at June 30, 2018 and December 31, 2017, respectively, are being amortized to interest expense over the term of the 2014 Secured Notes using the effective interest method.

2010 Junior Secured Notes Payable

The indebtedness outstanding under the 2010 Junior Secured Notes Payable (the “2010 Secured Notes”) at each of June 30, 2018 and December 31, 2017 was $3.0 million. The 2010 Secured Notes accrue interest at an annual rate of 3.5% and are collateralized by a security interest in all the Company’s assets, which security interest is junior and subordinate to the security interest that collateralizes the Brainlab Note and the 2014 Secured Notes. All outstanding principal and interest on the 2010 Secured Notes will be due and payable in a single payment upon maturity in November 2020.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

Under the terms of a securities purchase agreement, the 2010 Secured Notes were issued in a private placement of units that included the 2010 Secured Notes and one share of the Company’s common stock. Under GAAP, the Company allocated the $3.0 million in proceeds from the sale of the units between the 2010 Secured Notes and the shares of common stock based on their relative fair values. The amount allocated to the value of the shares of common stock was recorded as equity and as a discount to the carrying value of the 2010 Secured Notes at their date of issuance. The unamortized discount at June 30, 2018 and December 31, 2017 was $1,723,772 and $1,956,458, respectively. This discount is being amortized to interest expense over the 10-year term of the notes using the effective interest method.

At each of June 30, 2018 and December 31, 2017, the Company’s Chairman and one of the Company’s officers held 2010 Secured Notes they purchased at the date of original issuance having an aggregate principal balance of $197,000.

Scheduled Notes Payable Maturities

Scheduled principal payments as of June 30, 2018 with respect to notes payable are summarized as follows:

Years ending December 31,
2018	$2,000,000
2019	1,975,000
2020	3,000,000
Total scheduled principal payments	6,975,000
Less: Unamortized discounts and deferred financing costs	(1,784,030)
Total	$5,190,970

6.	Stockholders’ Equity

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her director fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing the product of: (i) the fees otherwise payable to each director in cash, times (ii) the percentage of fees the director elected to receive in shares of common stock, by (iii) the volume weighted average price per share of common stock over the last five trading days of the quarter. During the three and six months ended June 30, 2018, 13,110 and 22,408 shares, respectively were issued to directors as payment for director fees in lieu of cash. No shares were issued to directors as payment for director fees during the three or six months ended June 30, 2017.

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

Since June 2015, the Company has granted share-based awards under the MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “2013 Plan”). Under the 2013 Plan, a total of 1,956,250 shares of the Company’s common stock are reserved for issuance. Of this amount, stock grants of 133,350 shares have been awarded and option grants, net of options terminated, expired or forfeited, of 838,145 shares were outstanding as of June 30, 2018. Accordingly, 984,755 shares remained available for grants under the 2013 Plan as of that date.

Stock option activity under all of the Company’s Plans during the six months ended June 30, 2018 is summarized below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2017	1,238,199	$12.47
Granted	75,000	2.18
Forfeited	(6,745)	6.41
Outstanding at June 30, 2018	1,306,454	$11.91

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the three and six months ended June 30, 2018 and 2017, share-based compensation expense related to options was:

Three Months Ended June 30,
2018	2017
$283,160	$222,130

Six Months Ended June 30,
2018	2017
$607,124	$429,026

As of June 30, 2018, there was unrecognized compensation expense of $837,633 related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.8 years.

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the six months ended June 30, 2018 was as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2017	8,949,078	$4.12
Issued	—	—
Exercised	(251,773)	2.20
Expired / Terminated	(49,749)	2.00
Outstanding at June 30, 2018	8,647,556	$4.19

7.	Derivative Liabilities

Derivative liabilities at June 30, 2018 arose from an amendment the Company entered into with Brainlab, with respect to the Brainlab Note and related warrants (the “Brainlab warrants”), the provisions of which created: (a) a conversion feature allowing for $500,000 the principal balance of the Brainlab Note to be converted in a Qualified Public Offering, as defined in the amendment, at a public offering price that may be less than market value per share of the Company’s common stock; and (b) down round strike price protection with respect to Brainlab warrants.

Derivative liabilities at December 31, 2017 arose from the amendment to the Brainlab Note described above, and from warrants, issued in 2013, that contained net-cash settlement and down-round provisions (the “2013 warrants”). The 2013 warrants expired in January 2018.

The fair values of the conversion feature and the Brainlab warrants were calculated using the Monte Carlo simulation valuation method. Assumptions used in calculating the fair value of the conversion feature at June 30, 2018 are as follows:

Risk free interest rates	2.11% - 2.60%
Volatility	47.50% - 65.00%

In addition to the assumptions above, the Company also estimates the likelihood of whether it will participate in a Qualified Public Offering prior to maturity of the Brainlab Note.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

The fair values and the changes in fair values of derivative liabilities during the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30,
	2018	2017
Balance, beginning of period	$95,786	$131,173
Reduction from warrant exercise	(31,468)	(10,659)
(Gain) loss on change in fair value for the period	(42,023)	61,739
Balance, end of period	$22,295	$182,253

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all our product revenues for the three and six months ended June 30, 2018 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system for commercial use. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of June 30, 2018, we had accumulated losses of approximately $105 million. We may continue to incur operating losses as we commercialize our ClearPoint system products, continue to develop our ClearTrace system, and expand our business.

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

Generating recurring revenues from the sale of disposable products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our ClearPoint disposable products. Our product revenues were approximately $1.4 million and $2.9 million for the three and six months ended June 30, 2018, respectively, and were almost entirely related to our ClearPoint system.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and our ClearTrace system components (prior to the suspension of such development). Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; sponsored research and product development with third parties; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system; (ii) resume our ClearTrace system product development efforts; and (iii) seek to expand the application of our technological platforms. From our inception through June 30, 2018, we have incurred approximately $52 million in research and development expenses.

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

There have been no other significant changes in our critical accounting policies during the three or six months ended June 30, 2018 as compared to the critical accounting policies described in our 2017 Form 10-K.

Results of Operations

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018	2017	Percentage Change
Product revenues	$1,412,599	$1,892,638	(25)%
Service and other revenues	233,736	83,367	180%
Total revenues	1,646,335	1,976,005	(17)%
Cost of revenues	602,236	798,498	(25)%
Research and development costs	665,310	1,084,202	(39)%
Sales and marketing expenses	926,231	979,900	(5)%
General and administrative expenses	1,088,496	935,701	16%
Other income (expense):
Gain from change in fair value of derivative liabilities	7,580	31,307	(76)%
Other expense, net	(87)	(715)	(88)%
Interest expense, net	(248,091)	(212,709)	17%
Net loss	$(1,876,536)	$(2,004,413)	(6)%

Revenue. Total revenues were $1.6 million for the three months ended June 30, 2018, and $2.0 million for the three months ended June 30, 2017, a decrease of $326,000, or 17%.

Functional neurology revenue, which consists of disposable product commercial sales related to cases utilizing the ClearPoint system, decreased 14% to $1.2 million for the three months ended June 30, 2018, from $1.3 million for the same period in 2017. The decrease was due primarily to a 9% decrease in ClearPoint cases performed during the quarter ended June 30, 2018, relative to the same period in 2017. We believe the decrease in cases was influenced by two factors: (a) FDA actions taken in early 2018 that adversely affected third-party providers in the laser ablation space; and (b) the introduction of a new deep brain stimulation system that does not yet have approval for use in the MRI suite. While we believe both these conditions will be resolved, no assurance can be provided as when, or if, such resolutions will occur. There were no increases in functional neurology product prices during the period between the three months ended June 30, 2017 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenues, which include sales of disposable products and services related to customer-sponsored clinical trials utilizing the ClearPoint system, increased 196% to $274,000 for the three months ended June 30, 2018, from $92,000 for the same period in 2017. This increase was due primarily to the commencement, during the three months ended June 30, 2018, of these services, consisting primarily of fees earned for the designation of clinical services liaisons for a customer’s use in a clinical trial of its drug. There were no service revenues related to this product line in the same period of 2017. The customer to whom we render these services expects to commence Phase 2-3 of its clinical trial in the fourth quarter of 2018. Should the clinical trial commence in the time frame expected by our customer, we expect that our biologics and drug delivery service revenue primarily will consist of fees earned for on-site surgical clinical support, training, preparation and ordering of our products on our customer’s behalf as required for cases performed pursuant to the clinical trial. There were no increases in biologics and drug delivery product prices during the period between the three months ended June 30, 2017 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Capital equipment revenue, consisting of sales of ClearPoint reusable hardware and software, decreased 69% to $141,000 for the three months ended June 30, 2018, from $457,000 for the same period in 2017. Revenues from this product line historically have varied from quarter to quarter. This decrease was due primarily to a decrease from the second quarter of 2017 to the same period in 2018 in the number of ClearPoint systems sold. There were no increases in capital equipment product prices during the period between the three months ended June 30, 2017 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Capital equipment-related services, consisting of fees for capital equipment rental, service, installation, training and shipping, decreased 14% to $72,000 for the three months ended June 30, 2018, from $83,000 for the same period in 2017. The decrease was due primarily to decreases in fees from installation, training and shipping services, consistent with the decrease in capital equipment sales revenue.

Cost of Revenues. Cost of revenues was $602,000 for the three months ended June 30, 2018, representing gross margin of 63%, compared to $798,000 for the same period in 2017, representing gross margin of 60%. The increase in gross margin was due primarily to decreases in overhead and indirect costs as a percentage of revenues during the three months ended June 30, 2018, relative to the same period in 2017.

Research and Development Costs. Research and development costs were $665,000 for three months ended June 30, 2018, compared to $1.1 million for the same period in 2017, a decrease of $418,000, or 39%. The decrease was due primarily to upfront payments, aggregating $522,000, the majority of which was paid in shares of our common stock, required under certain license and product co-development agreements entered into in April 2017. No such payments were made during the three months ended June 30, 2018. This decrease was partially offset by $60,000 increases in each of intellectual property costs and regulatory legal costs.

Sales and Marketing Expenses. Sales and marketing expenses were $926,000 for the three months ended June 30, 2018, compared to $980,000 for the same period in 2017, a decrease of $54,000, or 5%. This decrease was primarily due to a $171,000 decrease in incentive compensation earned by our sales and clinical personnel, which was partially offset by a net $78,000 increase in base compensation due to increased headcount in our clinical team.

General and Administrative Expenses. General and administrative expenses were $1.1 million for the three months ended June 30, 2018, compared to $936,000 for the same period in 2017, an increase of $153,000, or 16%. This increase was due primarily to an increase in stock-based compensation of $96,000 and a decrease in cost allocated to other departments of $83,000.

Other Income (Expense). During the three months ended June 30, 2018 and 2017, we recorded gains of $8,000 and $31,000, respectively, resulting from changes in the fair value of our derivative liabilities. Derivative liabilities at June 30, 2018 arose from an amendment the Company entered into with Brainlab, with respect to the Brainlab Note and related warrants (the “Brainlab warrants”), the provisions of which created: (a) a conversion feature allowing for $500,000 the principal balance of the Brainlab Note to be converted in a Qualified Public Offering, as defined in the amendment, at a public offering price that may be less than market value per share of the Company’s common stock; and (b) down round strike price protection with respect to Brainlab warrants.

Derivative liabilities at June 30, 2017 arose from the amendment to the Brainlab Note described above, and from warrants, issued in 2013, that contained net-cash settlement and down-round provisions (the “2013 warrants”). The 2013 warrants expired in January 2018.

Net interest expense for the three months ended June 30, 2018 was $248,000, compared with $213,000 for the same period in 2017. The increase was due to increased amortization of the discount and deferred issuance costs associated with the 2014 Secured Notes and the 2010 Secured Notes, both as described in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017	Percentage Change
Product revenues	$2,951,198	$3,814,853	(23)%
Service and other revenues	318,504	168,224	89%
Total revenues	3,269,702	3,983,077	(18)%
Cost of revenues	1,191,203	1,550,962	(23)%
Research and development costs	1,211,638	1,641,901	(26)%
Sales and marketing expenses	1,888,445	2,046,159	(8)%
General and administrative expenses	2,041,446	1,919,971	6%
Other income (expense):
Gain (loss) from change in fair value of derivative liabilities	42,023	(61,739)	168%
Other income (expense), net	(883)	3,412	(126)%
Interest expense, net	(495,563)	(425,908)	16%
Net loss	$(3,517,453)	$(3,660,151)	4%

Revenue. Total revenues were $3.3 million for the six months ended June 30, 2018, and $4.0 million for the six months ended June 30, 2017, a decrease of $713,000, or 18%.

Functional neurology revenue, which consists of disposable product commercial sales related to cases utilizing the ClearPoint system, decreased 20% to $2.3 million for the six months ended June 30, 2018, from $2.9 million for the same period in 2017. The decrease was due primarily to a 9% decrease in the number of ClearPoint kits sold during the six months ended June 30, 2018, relative to the same period in 2017. We believe the decrease in sales was influenced by two factors: (a) FDA actions taken in early 2018 that adversely affected third-party providers in the laser ablation space; and (b) the introduction of a new deep brain stimulation system that does not yet have approval for use in the MRI suite. While we believe both these conditions will be resolved, no assurance can be provided as when, or if, such resolutions will occur. There were no increases in functional neurology product prices during the period between the six months ended June 30, 2017 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenues, which include sales of disposable products and services related to customer-sponsored clinical trials utilizing the ClearPoint system, increased 171% to $454,000 for the six months ended June 30, 2018, from $167,000 for the same period in 2017. This increase was due primarily to the commencement of such services during the six months ended June 30, 2018, consisting primarily of fees earned for the designation of clinical services liaisons for a customer’s use in a clinical trial of its drug. There were no service revenues related to this product line in the same period of 2017. The customer to whom we render such services expects to commence Phase 2-3 of its clinical trial in the fourth quarter of 2018. Should the clinical trial commence in the time frame expected by our customer, we expect that our biologics and drug delivery service revenue primarily will consist of fees earned for on-site surgical clinical support, training, preparation and ordering of our products on our customer’s behalf as required for cases performed pursuant to the clinical trial. There were no increases in biologics and drug delivery product prices during the period between the three months ended June 30, 2017 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Capital equipment revenue, consisting of sales of ClearPoint reusable hardware and software, decreased 55% to $320,000 for the six months ended June 30, 2018, from $716,000 for the same period in 2017. Revenues from this product line historically have varied from period to period. This decrease was due primarily to a decrease from the first half of 2017 to the same period in 2018 in the number of ClearPoint systems sold. There were no increases in capital equipment product prices during the period between the six months ended June 30, 2017 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Capital equipment-related services, consisting of fees for capital equipment rental, service, installation, training and shipping, decreased 7% to $157,000 for the six months ended June 30, 2018, from $168,000 for the same period in 2017. The decrease was due primarily to decreases in fees from installation, training and shipping services, consistent with the decrease in capital equipment sales revenue.

Cost of Revenues. Cost of revenues was $1.2 million for the six months ended June 30, 2018, representing gross margin of 64%, compared to $1.6 million for the same period in 2017, representing gross margin of 61%. The increase in gross margin was due primarily to a favorable sales mix, with capital equipment sales, which have a lower margin relative to other revenue lines, representing a lower percentage of sales during the six months ended June 30, 2018, relative to the same period in 2017.

Research and Development Costs. Research and development costs were $1.2 million for six months ended June 30, 2018, compared to $1.6 million for the same period in 2017, a decrease of $430,000, or 26%. The decrease was due primarily to upfront payments, aggregating $522,000, the majority of which was paid in shares of our common stock, required under certain license and product co-development agreements entered into in April 2017. No such payments were made during the six months ended June 30, 2018. Adding to the decrease were decreases in software development costs of $79,000 and license fees of $41,000. These decreases were partially offset by increases in each of intellectual property costs of $66,000 and regulatory legal costs of $93,000.

Sales and Marketing Expenses. Sales and marketing expenses were $1.9 million for the six months ended June 30, 2018, compared to $2.0 million for the same period in 2017, a decrease of $158,000, or 8%. This decrease was primarily due to a $340,000 decrease in incentive compensation earned by our sales and clinical personnel, which was partially offset by an increase of $204,000 in base compensation due to increased headcount in our clinical team and an increase of $50,000 in relocation costs incurred in relocating our clinical specialists to the locations closer to our high-volume customers.

General and Administrative Expenses. General and administrative expenses were $2.0 million for the six months ended June 30, 2018, compared to $1.9 million for the same period in 2017, an increase of $121,000, or 6%. This increase was due primarily to an increase in stock-based compensation of $135,000 and a decrease in cost allocated to other departments of $69,000, which were partially offset by decreases in professional fees of $36,000 and investor relations of $55,000.

Other Income (Expense). During the six months ended June 30, 2018 and 2017, we recorded a gain of $42,000 and a loss of $62,000, respectively, resulting from changes in the fair value of our derivative liabilities. Derivative liabilities at June 30, 2018 arose from an amendment the Company entered into with Brainlab, with respect to the Brainlab Note and related warrants (the “Brainlab warrants”), the provisions of which created: (a) a conversion feature allowing for $500,000 the principal balance of the Brainlab Note to be converted in a Qualified Public Offering, as defined in the amendment, at a public offering price that may be less than market value per share of the Company’s common stock; and (b) down round strike price protection with respect to Brainlab warrants.

Derivative liabilities at June 30, 2017 arose from the amendment to the Brainlab Note described above, and from warrants, issued in 2013, that contained net-cash settlement and down-round provisions (the “2013 warrants”). The 2013 warrants expired in January 2018.

Net interest expense for the six months ended June 30, 2018 was $496,000, compared with $426,000 for the same period in 2017. The increase was due to increased amortization of the discount and deferred issuance costs associated with the 2014 Secured Notes and the 2010 Secured Notes, both as described in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

At June 30, 2018, we had cash and cash equivalent balances aggregating $6.7 million, resulting primarily from completion of the 2017 PIPE discussed in Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Net cash used in operating activities was $3.1 million for the six months ended June 30, 2018.

Our plans for the next twelve months reflect our anticipation of increases in revenues from sales of the ClearPoint System and related disposable products, as a result of greater utilization at existing installed sites and the installation of the ClearPoint System at new sites. We also anticipate that growth in operating expenses will be modest in comparison to the anticipated growth in revenues, thus resulting in decreases in our operating loss and cash used in operating activities. However, there is no assurance that we will be able to achieve our anticipated results, and even in the event such results are achieved, we expect to continue to consume cash in our operations over at least the next twelve months. In addition, as discussed in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, we have notes payable with principal aggregating $4.0 million, of which $2.0 million matures in December 2018 and $2.0 million matures in March 2019.

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

Cash Flows

Cash activity for the six months ended June 30, 2018 and 2017 is summarized as follows:

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(3,072,941)	$(2,565,553)
Cash used in investing activities	(51,497)	(3,134)
Cash provided by financing activities	531,977	11,993,496
Net change in cash and cash equivalents	$(2,592,461)	$9,424,809

Net Cash Flows from Operating Activities. We used $3.1 million and $2.6 million of cash for operating activities during the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, uses of cash in operating activities primarily consisted of: (i) our $3.5 million net loss; (ii) increases in inventory of $338,000, prepaid expenses and other current assets of $129,000; and (iii) decreases in accounts payable and accrued expenses of $198,000, and deferred revenue of $41,000. These uses were partially offset by: (a) net non-cash expenses included in our net loss aggregating $971,000 and consisting primarily of depreciation and amortization, share-based compensation, expenses paid through the issuance of common stock, change in fair value of derivative liabilities and amortization of debt issuance costs and original issue discounts; and (b) decreases in accounts receivable of $179,000 and other assets of $1,000.

During the six months ended June 30, 2017, uses of cash in operating activities primarily consisted of: (i) our $3.7 million net loss; (ii) increases in inventory of $68,000, and in prepaid expenses and other current assets of $135,000; and (iii) a decrease in accounts payable and accrued expenses of $279,000. These uses were partially offset by: (a) non-cash expenses included in our net loss aggregating $1.3 million and consisting of depreciation and amortization, share-based compensation, expenses paid through the issuance of common stock, loss from change in fair value of derivative liabilities, and amortization of debt issuance costs and original issue discounts; (b) a decrease in accounts receivable of $115,000; and (c) an increase in deferred revenue of $203,000.

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2018 and 2017 were $51,000 and $3,000, respectively, and consisted of equipment acquisitions.

Net Cash Flows from Financing Activities. Net cash flows from financing activities for the six months ended June 30, 2018 consisted of cash proceeds received from warrant exercises of $532,000.

Net cash flows from financing activities for the six months ended June 30, 2017 consisted of net cash proceeds of $12.0 million received from the 2017 PIPE.

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

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to successfully commercialize our ClearPoint system products, complete the development of our ClearTrace system and pursue additional applications for our technology platforms. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the timing of broader market acceptance and adoption of our ClearPoint system products;

●	the scope, rate of progress and cost of our ongoing product development activities relating to our ClearPoint system;

●	the cost and timing of expanding our product and services sales, marketing and distribution capabilities, and other corporate infrastructure;

●	the cost and timing of establishing inventories at levels sufficient to support our sales;

●	the effect of competing technological and market developments;

●	the cost of pursuing additional applications of our technology platforms under current collaborative arrangements, and the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

●	the scope, rate of progress and cost of our research and development activities relating to our ClearTrace system (prior to the suspension of such development);

●	the cost and timing of any clinical trials;

●	the cost and timing of regulatory filings, clearances and approvals; and

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors as disclosed in our 2017 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits listed below are filed, furnished or incorporated by reference as part of this Quarterly Report.

Exhibit Number	Exhibit Description
10.1*	Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of May 11, 2018, by and between MRI Interventions, Inc. and Shaw Investment Company, LLC

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2018

MRI INTERVENTIONS, INC.

By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)