Form 10-Q
period 2018-09-30
MRI INTERVENTIONS, INC.
filed 2018-11-13
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)

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

As of November 12, 2018, there were 11,022,372 shares of common stock outstanding.

MRI INTERVENTIONS, INC.

Trademarks, Trade Names and Service Marks

ClearPoint®, ClearTrace® and MRI Interventions® are trademarks of MRI Interventions, Inc. Any other trademarks, trade names or service marks referred to in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are the property of their respective owners. As used in this Quarterly Report, Brainlab refers to Brainlab AG and its affiliates.

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,710,947	$9,289,831
Accounts receivable, net	1,055,327	949,415
Inventory, net	2,498,109	2,314,184
Prepaid expenses and other current assets	261,856	192,727
Total current assets	7,526,239	12,746,157
Property and equipment, net	321,858	267,667
Software license inventory	819,400	871,900
Other assets	10,640	11,641
Total assets	$8,678,137	$13,897,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$700,485	$759,445
Accrued compensation	643,734	806,445
Other accrued liabilities	252,820	480,159
Derivative liabilities	-	95,786
Deferred revenue	421,432	256,178
Senior secured note payable	-	2,000,000
Total current liabilities	2,018,471	4,398,013
Accrued interest	839,625	752,500
2014 junior secured notes payable, net	1,934,828	1,874,570
2010 junior secured notes payable, net	1,392,571	1,043,542
Total liabilities	6,185,495	8,068,625
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 11,022,372 shares issued and outstanding at September 30, 2018; and 10,693,851 issued and outstanding at December 31, 2017	110,223	106,937
Additional paid-in capital	108,364,065	106,757,920
Accumulated deficit	(105,981,646)	(101,036,117)
Total stockholders’ equity	2,492,642	5,828,740
Total liabilities and stockholders’ equity	$8,678,137	$13,897,365

See accompanying notes to Condensed Consolidated Financial Statements.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,
	2018	2017
Revenues:
Product revenues	$1,739,804	$1,628,435
Service and other revenues	67,238	88,635
Total revenues	1,807,042	1,717,070
Cost of revenues	553,221	688,847
Research and development costs	617,241	589,716
Sales and marketing expenses	764,599	899,103
General and administrative expenses	1,078,171	866,727
Operating loss	(1,206,190)	(1,327,323)
Other income (expense):
Gain from change in fair value of derivative liabilities	22,295	109,803
Other income, net	2,643	3,363
Interest expense, net	(246,824)	(211,362)
Net loss	$(1,428,076)	$(1,425,519)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.14)
Weighted average shares outstanding:
Basic and diluted	11,006,959	10,339,210

See accompanying notes to Condensed Consolidated Financial Statements.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Nine Months Ended September 30,
	2018	2017
Revenues:
Product revenues	$4,691,002	$5,443,287
Service and other revenues	385,742	256,860
Total revenues	5,076,744	5,700,147
Cost of revenues	1,743,981	2,239,808
Research and development costs	1,828,846	2,231,616
Sales and marketing expenses	2,653,044	2,945,263
General and administrative expenses	3,119,617	2,786,698
Operating loss	(4,268,744)	(4,503,238)
Other income (expense):
Gain from change in fair value of derivative liabilities	64,318	48,064
Other income, net	1,284	6,774
Interest expense, net	(742,387)	(637,270)
Net loss	$(4,945,529)	$(5,085,670)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.45)	$(0.75)
Weighted average shares outstanding:
Basic and diluted	10,903,675	6,783,605

See accompanying notes to Condensed Consolidated Financial Statements.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,945,529)	$(5,085,670)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	81,206	92,656
Share-based compensation	968,488	616,007
Expenses paid through the issuance of common stock	77,500	502,032
Gain from change in fair value of derivative liabilities	(64,318)	(48,064)
Amortization of debt issuance costs and original issue discounts	409,287	301,865
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(105,911)	2,185
Inventory, net	(204,171)	(311,637)
Prepaid expenses and other current assets	(69,130)	(104,329)
Other assets	1,000	-
Accounts payable and accrued expenses	(361,886)	(270,535)
Deferred revenue	165,254	58,709
Net cash flows from operating activities	(4,048,210)	(4,246,781)
Cash flows from investing activities:
Purchases of property and equipment	(62,651)	(24,515)
Net cash flows from investing activities	(62,651)	(24,515)

Cash flows from financing activities:
Proceeds from private offering, net of offering costs	-	11,984,495
Proceeds from warrant exercises	531,977	-
Repayment of senior secured note payable	(2,000,000)	-
Net cash flows from financing activities	(1,468,023)	11,984,495
Net change in cash and cash equivalents	(5,578,884)	7,713,199
Cash and cash equivalents, beginning of period	9,289,831	3,315,774
Cash and cash equivalents, end of period	$3,710,947	$11,028,973

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$92,222	$146,611

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

Liquidity

The Company has incurred net losses since its inception which has resulted in a cumulative deficit at September 30, 2018 of $106 million. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. As discussed in Note 6, in May 2017, the Company completed a private offering of equity units (the “2017 PIPE”) through which the Company received aggregate gross proceeds of approximately $13.25 million, before deducting placement agents’ fees and offering expenses aggregating approximately $1.3 million. As a result of the foregoing, the Company’s cash and cash equivalent balances at September 30, 2018 aggregated approximately $3.7 million.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2017 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 21, 2018 (the “2017 Form 10-K”). The accompanying unaudited condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and nine months ended September 30, 2018 may not be indicative of the results to be expected for the entire year or any future periods.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

Derivative Liabilities

As described in Note 7, at December 31, 2017, derivative liabilities represented the fair value of a conversion feature of a note payable and of certain warrants to purchase common stock. These derivative liabilities were calculated utilizing the Monte Carlo simulation valuation method. Changes in the fair values of these warrants were recognized as other income or expense in the related condensed consolidated statements of operations. Also as described in Note 7, neither the conversion feature nor the warrants were existed at September 30, 2018. Accordingly, the Company had no derivative liabilities as of that date.

Fair Value Measurements

The Company measures and records certain financial assets and liabilities at fair value on a recurring basis. GAAP provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority, referred to as Level 1, to quoted prices in active markets for identical assets and liabilities. The next priority, referred to as Level 2, is given to quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active; that is, markets in which there are few transactions for the asset or liability, or inputs other than quoted prices that are observable for the asset or liability. The lowest priority, referred to as Level 3, is given to unobservable inputs. There were no amounts in the Company’s condensed consolidated balance sheet at September 30, 2018, that were derived from fair value calculations. The table below reflects the level of the inputs used in the Company’s fair value calculations at December 31, 2017:

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

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

Lines of Business; Timing of Revenue Recognition

●	Functional neurology product, and biologics and drug delivery systems product sales: Revenues from the sale of functional neurology products (consisting of disposable products sold commercially and related to cases utilizing the Company’s ClearPoint system), and biologics and drug delivery systems (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing the ClearPoint system), are generally based on customer purchase orders, the predominance of which require delivery within one week of the order having been placed, and are recognized at the point in time of delivery to the customer, which is the point at which legal title, and risks and rewards of ownership, along with physical possession, transfer to the customer.

●	Capital equipment sales

○	Capital equipment sales preceded by evaluation periods: The predominance of capital equipment sales (consisting of integrated computer hardware and software that are integral components of the Company’s ClearPoint system) are preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed and the systems have been in operation. Accordingly, revenue from capital equipment sales following such evaluation periods is recognized at the point in time the Company is in receipt of an executed purchase agreement or purchase order.

○	Capital equipment sales not preceded by evaluation periods: Revenue from sales of capital equipment not having been preceded by an evaluation period is recognized at the point in time that the equipment has been delivered to the customer.

For both types of capital equipment sales described above, the Company’s determination of the point in time at which to recognize revenue represents that point at which the customer has legal title, physical possession, and the risks and rewards of ownership, and the Company has a present right to payment.

●	Capital equipment-related services

○	Rental and equipment service: Revenue from rental of ClearPoint capital equipment is recognized ratably on a monthly basis over the term of the rental agreement, which is less than one year. Revenue from service of ClearPoint capital equipment previously sold to customers is based on agreements with terms ranging from one to three years and revenue is recognized ratably on a monthly basis over the term of the service agreement. A time-elapsed output method is used for rental and service revenues because the Company transfers control evenly by providing a stand-ready service.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

○	Installation, training and shipping: Consistent with the Company’s recognition of revenue for capital equipment sales as described above, fees for installation, training and shipping fees in connection with sales of capital equipment that have been preceded by customer evaluation periods are recognized as revenue at the point in time the Company is in receipt of an executed purchase order for the equipment. Installation, training and shipping fees related to capital equipment sales not having been preceded by an evaluation period are recognized as revenue at the point in time that the related services are performed.

●	Biologics and drug delivery services:

○	Outsourced recruitment and/or designation of a clinical services liaison between Company and its customer: The Company recognizes revenue at the point in time that the liaison is either recruited or designated, which is the point at which the customer is able to direct, and obtain benefit from, use of the liaison. The Company made this determination based on the decision made by the customer to outsource this function to the Company, rather than to incur its own recruiting costs. Upon such recruitment or designation, the liaison becomes the customer’s outsourced clinical support services coordinator.

○	Outsourced technical clinical support of cases performed pursuant to customer-sponsored clinical trials: The Company recognizes revenue at the point in time a clinical trial case is performed based on the allocated per-case transaction price.

○	Other related services: The Company recognizes revenue for such services at the point in time that the performance obligation has been satisfied.

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At September 30, 2018, the Company had $219,372 in bank balances that were in excess of the insured limits.

No customers accounted for sales equal to or greater than 10% of total sales in either the three-month or nine-month periods ended September 30, 2018. One customer accounted for 11% of total sales in the three-month period ended September 30, 2017, and no customers accounted for sales equal to or greater than 10% of total sales in the nine-month period ended September 30, 2017.

One customer accounted for 14% of total accounts receivable at September 30, 2018, and one customer accounted for 10% of total accounts receivable at December 31, 2017.

Prior to granting credit, the Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts at September 30, 2018 and December 31, 2017 was $33,000 and $29,000, respectively.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception,” which, among other items, changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The standard is effective for the Company beginning in 2019, and early adoption is permitted. Because the derivative liabilities in existence at December 31, 2017 expired during the three months ended September 30, 2018 as described in Note 7, the Company has concluded that adoption of the standard on its effective date will not have a material effect on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which modify the disclosure requirements for fair value measurements. The standard is effective for the Company beginning in 2020, at which time certain modifications are to be applied prospectively and others are to be applied retrospectively, and early adoption is permitted. The Company believes that adoption of the standard will not have a material effect on the Company’s consolidated financial statements.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

3.	Revenue Recognition

Revenue by Service Line

	Three Months Ended September 30,
	2018	2017
Products:
Disposable products:
Functional neurology	$1,448,850	$1,284,029
Biologics and drug delivery	190,993	136,833
Capital equipment	99,961	207,573
Total product revenue	1,739,804	1,628,435
Services:
Capital equipment and other	62,238	88,635
Biologics and drug delivery	5,000	-
Total service revenue	67,238	88,635
Total revenue	$1,807,042	$1,717,070

	Nine Months Ended September 30,
	2018	2017
Products:
Disposable products:
Functional neurology	$3,787,712	$4,229,192
Biologics and drug delivery	483,251	291,023
Capital equipment	420,039	923,072
Total product revenue	4,691,002	5,443,287
Services:
Capital equipment and other	218,742	256,860
Biologics and drug delivery	167,000	-
Total service revenue	385,742	256,860
Total revenue	$5,076,744	$5,700,147

Contract Balances

●	Contract assets – Substantially all the Company’s contracts with customers are based on customer-issued purchase orders for distinct products or services. Customers are billed upon delivery of such products or services, and the related contract assets comprise the accounts receivable balances included in the accompanying condensed consolidated balance sheets.

●	Contract liabilities – The Company generally bills and collects capital equipment-related service fees at the inception of the service agreements, which have terms ranging from one to three years. The unearned portion of such service fees are classified as deferred revenue.

During the three and nine months ended September 30, 2018, the Company recognized capital equipment-related service revenue of $41,391 and $128,725, respectively, which was previously included in deferred revenue in the accompanying condensed consolidated balance sheet at December 31, 2017.

In connection with one customer contract, the Company bills the customer for certain product the customer ordered and is committed to purchase, but which is shipped at a future date. At September 30, 2018, such billings amounted to $129,000, which amount is included in each of accounts receivable and deferred revenue in the accompanying condensed consolidated balance sheet.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

Remaining Performance Obligations

The Company’s contracts with customers are predominantly of terms less than one year. Accordingly, the transaction price of remaining performance obligations related to such contracts at September 30, 2018 are not material.

Revenue with respect to remaining performance obligations related to capital equipment-related service agreements with original terms in excess of one year amounted to $273,561 at September 30, 2018. The Company expects to recognize this revenue within the next three years.

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

4.	Inventory

Inventory consists of the following as of:

	September 30, 2018	December 31, 2017
Raw materials and work in process	$1,383,772	$1,167,142
Software licenses	35,000	52,500
Finished goods	1,079,337	1,094,542
Inventory, net, included in current assets	2,498,109	2,314,184
Software licenses – non-current	819,400	871,900
Total	$3,317,509	$3,186,084

5.	Notes Payable

Senior Secured Note Payable

The indebtedness outstanding under the senior secured note payable to Brainlab, originally issued to Brainlab on April 5, 2011, and subsequently amended and restated on March 6, 2013 and April 4, 2016 (the “Brainlab Note”), at December 31, 2017, was $2.0 million and had a maturity date of December 31, 2018. Interest, at an annual rate of 5.5%, was payable quarterly in arrears. On September 25, 2018, the Company repaid in full all the outstanding debt, together with interest. In connection with the repayment, the security agreement under which the Brainlab Note had been collateralized by all the assets of the Company was terminated.

2014 Junior Secured Notes Payable

The indebtedness outstanding under the 2014 Junior Secured Notes Payable (the “2014 Secured Notes”) at each of September 30, 2018 and December 31, 2017 was $1.975 million. On September 25, 2018, the Company entered into an amendment (the “Third Omnibus Amendment”) with the holder of the 2014 Secured Notes representing a majority of the aggregate principal balance of such notes (the “Majority Note Holder”) who, under the terms of the 2014 Secured Notes, has the ability to amend any term of the 2014 Secured Notes. Pursuant to the Third Omnibus Amendment, the Majority Note Holder and the Company agreed to extend the maturity date of all the 2014 Secured Notes by eighteen months from their original maturity date in March 2019 to September 2020. No other terms of the 2014 Secured Notes were modified. The 2014 Secured Notes bear interest at an annual rate of 12%, payable semi-annually in arrears, and are collateralized by a first-priority security interest in all the Company’s assets.

Under the terms of a securities purchase agreement, the 2014 Secured Notes were issued in a private placement that included warrants (the “investor warrants”) to purchase 0.01 shares of the Company’s common stock for each dollar in principal amount. Under GAAP, the Company allocated the private placement proceeds proportionately between the 2014 Secured Notes and the investor warrants based on their relative fair values, with the amount allocated to the fair value of the investor warrants recorded as equity and as a discount to the carrying amount at the date of issuance. This discount is being amortized to interest expense over the contractual life, as amended as described above, of the 2014 Secured Notes using the effective interest method. The unamortized discount at September 30, 2018 and December 31, 2017 was $27,108 and $67,770, respectively. The carrying amount of the 2014 Secured Notes in the accompanying condensed consolidated balance sheets is also presented net of unamortized issuance costs, as discussed further below.

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

The Company’s placement agents earned cash commissions of $145,500 as well as warrants (the “placement agent warrants”) to purchase shares of the Company’s common stock. The placement agent warrants have the same terms and conditions as the investor warrants. The placement agent cash commissions, the fair value of the placement agent warrants, and other offering expenses were recorded as deferred financing costs and are presented as reductions of the carrying amount of the 2014 Secured Notes in the accompanying condensed consolidated balance sheets. These deferred financing costs, having an unamortized balance of $13,064 and $32,660 at September 30, 2018 and December 31, 2017, respectively, are being amortized to interest expense over the contractual life, as amended as described above, of the 2014 Secured Notes using the effective interest method.

2010 Junior Secured Notes Payable

The indebtedness outstanding under the 2010 Junior Secured Notes Payable (the “2010 Secured Notes”) at each of September 30, 2018 and December 31, 2017 was $3.0 million. The 2010 Secured Notes accrue interest at an annual rate of 3.5% and are collateralized by a security interest in all the Company’s assets, which security interest is junior and subordinate to the security interest that collateralizes the 2014 Secured Notes. All outstanding principal and interest on the 2010 Secured Notes will be due and payable in a single payment upon maturity in November 2020.

Under the terms of a securities purchase agreement, the 2010 Secured Notes were issued in a private placement of units that included the 2010 Secured Notes and one share of the Company’s common stock. Under GAAP, the Company allocated the $3.0 million in proceeds from the sale of the units between the 2010 Secured Notes and the shares of common stock based on their relative fair values. The amount allocated to the value of the shares of common stock was recorded as equity and as a discount to the carrying value of the 2010 Secured Notes at their date of issuance. The unamortized discount at September 30, 2018 and December 31, 2017 was $1,607,429 and $1,956,458, respectively. This discount is being amortized to interest expense over the 10-year term of the notes using the effective interest method.

At each of September 30, 2018 and December 31, 2017, the Company’s Chairman and one of the Company’s officers held 2010 Secured Notes they purchased at the date of original issuance having an aggregate principal balance of $197,000.

Scheduled Notes Payable Maturities

Scheduled principal payments as of September 30, 2018 with respect to notes payable are summarized as follows:

Years ending December 31,
2018	-
2019	-
2020	$4,975,000
Total scheduled principal payments	4,975,000
Less: Unamortized discounts and deferred financing costs	(1,647,601)
Total	$3,327,399

6.	Stockholders’ Equity

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

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

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

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her director fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing the product of: (i)(a) the fees otherwise payable to each director in cash, times (b) the percentage of fees the director elected to receive in shares of common stock, by (ii) the volume weighted average price per share of common stock over the last five trading days of the quarter. During the three and nine months ended September 30, 2018, 15,933 and 38,341 shares, respectively were issued to directors as payment for director fees in lieu of cash. No shares were issued to directors as payment for director fees during the three or nine months ended September 30, 2017.

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

Since June 2015, the Company has granted share-based awards under the MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “2013 Plan”). Under the 2013 Plan, a total of 1,956,250 shares of the Company’s common stock are reserved for issuance. Of this amount, stock grants of 162,393 shares have been awarded and option grants, net of options terminated, expired or forfeited, of 895,645 shares were outstanding as of September 30, 2018. Accordingly, 898,212 shares remained available for grants under the 2013 Plan as of that date.

Stock option activity under all of the Company’s Plans during the nine months ended September 30, 2018 is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2017	1,238,199	$12.47
Granted	147,500	1.81
Forfeited	(13,162)	15.02
Outstanding at September 30, 2018	1,372,537	$11.30

MRI INTERVENTIONS, INC.

Notes to Condensed Consolidated Financial Statements, continued

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the three and nine months ended September 30, 2018 and 2017, share-based compensation expense related to options was:

Three Months Ended September 30,
2018	2017
$208,207	$186,982

Nine Months Ended September 30,
2018	2017
$968,488	$616,007

As of September 30, 2018, there was unrecognized compensation expense of $616,879 related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.64 years.

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the nine months ended September 30, 2018 was as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2017	8,949,078	$4.12
Issued	-	-
Exercised	(221,773)	2.20
Expired / Terminated	(49,749)	2.00
Outstanding at September 30, 2018	8,677,556	$4.18

7.	Derivative Liabilities

Derivative liabilities at December 31, 2017 arose from an amendment the Company entered into with Brainlab, with respect to the Brainlab Note and related warrants (the “Brainlab warrants”), the provisions of which created: (a) a conversion feature allowing for $500,000 the principal balance of the Brainlab Note to be converted in a Qualified Public Offering, as defined in the amendment, at a public offering price that may be less than market value per share of the Company’s common stock; (b) down round strike price protection with respect to Brainlab warrants; and (c) warrants, issued in 2013, that contained net-cash settlement and down-round provisions (the “2013 warrants”). The conversion feature and the Brainlab warrants described herein terminated unexercised pursuant to the Company’s September 2018 repayment of the Brainlab Note as discussed in Note 5. The 2013 warrants expired in January 2018.

The fair values and the changes in fair values of derivative liabilities during the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
Balance, beginning of period	$95,786	$131,173
Reduction from warrant exercise	(31,468)	(10,659)
Gain on change in fair value for the period	(64,318)	(48,064)
Balance, end of period	$-	$72,450

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all our product revenues for the three and nine months ended September 30, 2018 relate to sales of our ClearPoint system products. We do not have regulatory clearance or approval to sell our ClearTrace system for commercial use. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of September 30, 2018, we had accumulated losses of approximately $106 million. We may continue to incur operating losses as we drive commercialization efforts related to our ClearPoint system products, potentially reinitiate development of our ClearTrace system, and expand our business.

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

Generating recurring revenues from the sale of disposable products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our ClearPoint disposable products. Our product revenues were approximately $1.7 million and $4.7 million for the three and nine months ended September 30, 2018, respectively, and were almost entirely related to our ClearPoint system.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products. Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system; (ii) resume our ClearTrace system product development efforts; and (iii) seek to expand the application of our technological platforms. From our inception through September 30, 2018, we have incurred approximately $53 million in research and development expenses.

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

There have been no other significant changes in our critical accounting policies during the three or nine months ended September 30, 2018 as compared to the critical accounting policies described in our 2017 Form 10-K.

Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	Percentage Change
Product revenues	$1,739,804	$1,628,435	7%
Service and other revenues	67,238	88,635	(24)%
Total revenues	1,807,042	1,717,070	5%
Cost of revenues	553,221	688,847	(20)%
Research and development costs	617,241	589,716	5%
Sales and marketing expenses	764,599	899,103	(15)%
General and administrative expenses	1,078,171	866,727	20%
Other income (expense):
Gain from change in fair value of derivative liabilities	22,295	109,803	(80)%
Other income, net	2,643	3,363	(21)%
Interest expense, net	(246,824)	(211,362)	17%
Net loss	$(1,428,076)	$(1,425,519)	-%

Revenue. Total revenues were $1.8 million for the three months ended September 30, 2018, and $1.7 million for the three months ended September 30, 2017, an increase of $90,000, or 5%.

Functional neurology revenue, which consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 13% to $1.4 million for the three months ended September 30, 2018, from $1.3 million for the same period in 2017. The increase was due primarily to a 9% increase in ClearPoint cases performed during the quarter ended September 30, 2018, relative to the same period in 2017. Of this increase, we experienced a favorable mix of ClearPoint cases during the quarter ended September 30, 2018, relative to the same period in 2017, as deep brain stimulation cases, the majority of which consume two ClearPoint kits, increased 11%, and laser ablation cases, the majority of which consume one ClearPoint kit, decreased 9%. We believe the decrease in laser ablation cases was influenced by FDA actions taken in early 2018 that adversely affected third-party providers in the laser ablation space. While one of the third-party providers regained FDA clearance of its system in October 2018, and we believe the other third-party provider will eventually resolve matters with FDA, there can be no assurance as to when, or if at all, such resolution will occur, or whether such resolutions will result in an increase of laser ablation cases utilizing ClearPoint. There were no increases in functional neurology product prices during the period between the three months ended September 30, 2017 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenues, which include sales of disposable products and services related to customer-sponsored clinical trials utilizing the ClearPoint system, increased 40% to $191,000 for the three months ended September 30, 2018, from $137,000 for the same period in 2017. This increase was due primarily to an increase in biologic and drug delivery product revenues resulting from their use in a greater number of cases during the quarter ended September 30, 2018, relative to the same period in 2017. There were no increases in biologics and drug delivery product prices during the period between the three months ended September 30, 2017 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Capital equipment revenue, consisting of sales of ClearPoint reusable hardware and software, decreased 52% to $100,000 for the three months ended September 30, 2018, from $208,000 for the same period in 2017. Revenues from this product line historically have varied from quarter to quarter. This decrease was due primarily to a decrease from the third quarter of 2017 to the same period in 2018 in the number of ClearPoint systems sold. There were no increases in capital equipment product prices during the period between the three months ended September 30, 2017 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Capital equipment-related services, consisting of fees for capital equipment rental, service, installation, training and shipping, decreased 30% to $62,000 for the three months ended September 30, 2018, from $89,000 for the same period in 2017. The decrease was due primarily to decreases in fees from installation, training and shipping services, consistent with the decrease in capital equipment sales revenue.

Cost of Revenues. Cost of revenues was $553,000 for the three months ended September 30, 2018, representing gross margin of 69%, compared to $689,000 for the same period in 2017, representing gross margin of 60%. The increase in gross margin was due primarily to decreases in overhead and indirect costs as a percentage of revenues during the three months ended September 30, 2018, relative to the same period in 2017, and to a favorable mix of product sales, with capital equipment sales, which have a lower margin relative to other revenue lines, representing a lower percentage of sales during the three months ended September 30, 2018, relative to the same period in 2017.

Research and Development Costs. Research and development costs were $617,000 for three months ended September 30, 2018, compared to $590,000 for the same period in 2017, an increase of $27,000, or 5%. The increase was due primarily to increases in regulatory legal fees, licensing fees and compensation costs. These increases were partially offset by: (a) a reduction in payments related to certain license and product co-development agreements made during the quarter ended September 30, that did not recur during the same period in 2018; and (b) costs related to intellectual property.

Sales and Marketing Expenses. Sales and marketing expenses were $765,000 for the three months ended September 30, 2018, compared to $899,000 for the same period in 2017, a decrease of $134,000, or 15%. This decrease was primarily due to a decrease in incentive compensation earned by our sales and clinical personnel.

General and Administrative Expenses. General and administrative expenses were $1.1 million for the three months ended September 30, 2018, compared to $867,000 for the same period in 2017, an increase of $211,000, or 20%. This increase was due primarily to: (a) increases in stock-based compensation, legal fees and directors’ compensation; and (b) a decrease in the activity-based cost allocation to other departments. These fluctuations were partially offset by a decrease in hiring and relocation costs.

Other Income (Expense). During the three months ended September 30, 2018 and 2017, we recorded gains of $22,000 and $110,000, respectively, resulting from changes in the fair value of our derivative liabilities. Derivative liabilities at September 30, 2017 arose from: (a) warrants, issued in 2013, that contained net-cash settlement and down-round provisions; and (b) an amendment the Company entered into with Brainlab, with respect to the Brainlab Note and related warrants, the provisions of which created a conversion feature allowing for $500,000 the principal balance of the Brainlab Note to be converted in a Qualified Public Offering, as defined in the amendment, at a public offering price that may be less than market value per share of the Company’s common stock, and down round strike price protection with respect to Brainlab warrants (the “Brainlab warrants”). The warrants discussed in (a) above expired in January 2018, and the derivatives related to the Brainlab Note discussed in (b) above were terminated upon our repayment in full of the Brainlab Note as discussed in Note 5 to the Condensed Consolidated Financial statements included elsewhere in this Quarterly Report. Accordingly, there were no remaining derivative liabilities at September 30, 2018.

Net interest expense for the three months ended September 30, 2018 was $247,000, compared with $211,000 for the same period in 2017. The increase was due to increased amortization of the discount and deferred issuance costs associated with the 2014 Secured Notes and the 2010 Secured Notes, both as described in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	Percentage Change
Product revenues	$4,691,002	$5,443,287	(14)%
Service and other revenues	385,742	256,860	50%
Total revenues	5,076,744	5,700,147	(11)%
Cost of revenues	1,743,981	2,239,808	(22)%
Research and development costs	1,828,846	2,231,616	(18)%
Sales and marketing expenses	2,653,044	2,945,263	(10)%
General and administrative expenses	3,119,617	2,786,698	12%
Other income (expense):
Gain from change in fair value of derivative liabilities	64,318	48,064	34%
Other income, net	1,284	6,774	(81)%
Interest expense, net	(742,387)	(637,270)	16%
Net loss	$(4,945,529)	$(5,085,670)	(3)%

Revenue. Total revenues were $5.1 million for the nine months September 30, 2018, and $5.7 million for the nine months ended September 30, 2017, a decrease of $623,000, or 11%.

Functional neurology revenue, which consists of disposable product commercial sales related to cases utilizing the ClearPoint system, decreased 10% to $3.8 million for the nine months ended September 30, 2018, from $4.2 million for the same period in 2017. The decrease was due primarily to a decrease in the number of ClearPoint kits sold during the nine months ended September 30, 2018, relative to the same period in 2017. We believe the decrease in sales was influenced by two factors: (a) FDA actions taken in early 2018 that adversely affected third-party providers in the laser ablation space; and (b) the introduction of a new deep brain stimulation system that did not have approval for use in the MRI suite for most of 2018. While the FDA actions was resolved by one of the affected third-parties in October 2018, and the new deep brain stimulation system received FDA clearance during the quarter ended September 30, 2018, no assurance can be given that such resolutions will result in a resumption of cases utilizing ClearPoint to previously experienced levels. There were no increases in functional neurology product prices during the period between the nine months ended September 30, 2017 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenues, which include sales of disposable products and services related to customer-sponsored clinical trials utilizing the ClearPoint system, increased 66% to $483,000 for the nine months ended September 30, 2018, from $291,000 for the same period in 2017. This increase was due primarily to the commencement of such services during the nine months ended September 30, 2018, consisting primarily of fees earned for the designation of clinical services liaisons for a customer’s use in a clinical trial of its drug. There were no service revenues related to this product line in the same period of 2017. There were no increases in biologics and drug delivery product prices during the period between the nine months ended September 30, 2017 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Capital equipment revenue, consisting of sales of ClearPoint reusable hardware and software, decreased 54% to $420,000 for the nine months ended September 30, 2018, from $923,000 for the same period in 2017. Revenues from this product line historically have varied from period to period. This decrease was due primarily to a decrease in the number of ClearPoint systems sold. There were no increases in capital equipment product prices during the period between the nine months ended September 30, 2017 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Capital equipment-related services, consisting of fees for capital equipment rental, service, installation, training and shipping, decreased 15% to $219,000 for the nine months ended September 30, 2018, from $257,000 for the same period in 2017. The decrease was due primarily to decreases in fees from installation, training and shipping services, consistent with the decrease in capital equipment sales revenue.

Cost of Revenues. Cost of revenues was $1.7 million for the nine months September 30, 2018, representing gross margin of 66%, compared to $2.2 million for the same period in 2017, representing gross margin of 61%. The increase in gross margin was due primarily to a favorable sales mix, with capital equipment sales, which have a lower margin relative to other revenue lines, representing a lower percentage of sales during the nine months ended September 30, 2018, relative to the same period in 2017.

Research and Development Costs. Research and development costs were $1.8 million for nine months ended September 30, 2018, compared to $2.2 million for the same period in 2017, a decrease of $403,000, or 18%. The decrease was due primarily to upfront payments, aggregating $610,000, the majority of which was paid in shares of our common stock, required under certain license and product co-development agreements entered into in April 2017. No such payments were made during the nine months ended September 30, 2018. Adding to the decrease were decreases in software development costs. These decreases were partially offset by increases in each of regulatory legal costs, compensation and outside engineering services.

Sales and Marketing Expenses. Sales and marketing expenses were $2.7 million for the nine months ended September 30, 2018, compared to $2.9 million for the same period in 2017, a decrease of $292,000, or 10%. This decrease was primarily due to a decrease in compensation, both base and incentive, which was partially offset by an increase in marketing costs.

General and Administrative Expenses. General and administrative expenses were $3.1 million for the nine months ended September 30, 2018, compared to $2.8 million for the same period in 2017, an increase of $333,000, or 12%. This increase was due primarily to increases in stock-based compensation, Board compensation and insurance, and a decrease in costs allocated to other departments, which were partially offset by decreases in investor relations.

Other Income (Expense). During the nine months ended September 30, 2018 and 2017, we recorded gains of $64,000 and $48,000, respectively, resulting from changes in the fair value of our derivative liabilities. Derivative liabilities at September 30, 2017 arose from: (a) warrants, issued in 2013, that contained net-cash settlement and down-round provisions; and (b) an amendment the Company entered into with Brainlab, with respect to the Brainlab Note and related warrants, the provisions of which created a conversion feature allowing for $500,000 the principal balance of the Brainlab Note to be converted in a Qualified Public Offering, as defined in the amendment, at a public offering price that may be less than market value per share of the Company’s common stock, and down round strike price protection with respect to Brainlab warrants (the “Brainlab warrants”). The warrants discussed in (a) above expired in January 2018, and the derivatives related to the Brainlab Note discussed in (b) above were terminated upon our repayment in full of the Brainlab Note as discussed in Note 5 to the Condensed Consolidated Financial statements included elsewhere in this Quarterly Report. Accordingly, there were no remaining derivative liabilities at September 30, 2018.

Net interest expense for the nine months ended September 30, 2018 was $742,000, compared with $637,000 for the same period in 2017. The increase was due to increased amortization of the discount and deferred issuance costs associated with the 2014 Secured Notes and the 2010 Secured Notes, both as described in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

At September 30, 2018, we had cash and cash equivalent balances aggregating $3.7 million, resulting primarily from completion of the 2017 PIPE discussed in Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Net cash used in operating activities was $4.0 million for the nine months ended September 30, 2018.

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

Cash Flows

Cash activity for the nine months ended September 30, 2018 and 2017 is summarized as follows:

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(4,048,210)	$(4,246,781)
Cash used in investing activities	(62,651)	(24,515)
Cash provided (used) by financing activities	(1,468,023)	11,984,495
Net change in cash and cash equivalents	$(5,578,884)	$7,713,199

Net Cash Flows from Operating Activities. We used $4.0 million and $4.2 million of cash for operating activities during the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, uses of cash in operating activities primarily consisted of: (i) our $4.9 million net loss; (ii) increases in accounts receivable of $106,000, inventory of $204,000 and prepaid expenses and other current assets of $69,000; and (iii) a decrease in accounts payable and accrued expenses of $362,000. These uses were partially offset by: (a) net non-cash expenses included in our net loss aggregating $1.5 million and consisting primarily of depreciation and amortization, share-based compensation, expenses paid through the issuance of common stock, change in fair value of derivative liabilities and amortization of debt issuance costs and original issue discounts; and (b) a decrease in other assets of $1,000 and an increase in deferred revenue of $165,000.

During the nine months ended September 30, 2017, uses of cash in operating activities primarily consisted of: (i) our $5.1 million net loss; (ii) increases in inventory of $312,000, and in prepaid expenses and other current assets of $104,000; and (iii) a decrease in accounts payable and accrued expenses of $271,000. These uses were partially offset by: (a) non-cash expenses included in our net loss aggregating $1.5 million and consisting primarily of depreciation and amortization, share-based compensation, expenses paid through the issuance of common stock, and amortization of debt issuance costs and original issue discounts; and (b) an increase in deferred revenue of $59,000.

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2018 and 2017 were $63,000 and $25,000, respectively, and consisted of equipment acquisitions.

Net Cash Flows from Financing Activities. Net cash flows from financing activities for the nine months ended September 30, 2018 consisted of the $2 million repayment of the Brainlab Note as described in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, net of cash proceeds received from warrant exercises of $532,000.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors as disclosed in our 2017 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits listed below are filed, furnished or incorporated by reference as part of this Quarterly Report.

Exhibit Number	Exhibit Description
10.1	Form of Third Omnibus Amendment dated September 25, 2018 by and among MRI Interventions, Inc., and the holders of the Company’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019 (incorporated by reference to Exhibit 10.1 to MRI Interventions, Inc.’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on September 25, 2018)

10.2†*	License and Collaboration Agreement, dated as of October 16, 2018, by and between MRI Interventions, Inc. and Clinical Laserthermia Systems AB

10.3†*	Distribution Agreement, dated as of October 16, 2018, by and between MRI Interventions, Inc. and Clinical Laserthermia Systems AB

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Confidential treatment requested under Rule 24b-2 under the Securities Exchange Act of 1934. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2018

MRI INTERVENTIONS, INC.

By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)