Form 10-K
period 2018-12-31
MRI INTERVENTIONS, INC.
filed 2019-04-01
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $23,033,238, based on the closing sale price as reported on the OTCQB Marketplace.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 10, 2019
Common Stock, $.01 par value per share	11,052,770 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2019 annual meeting of stockholders.

Trademarks, Trade Names and Service Marks

ClearConnect™, ClearPoint®, ClearTrace®, MRI Interventions®, SmartFlow®, SmartFrame®, SmartGrid® and PURSUIT™ are trademarks of MRI Interventions, Inc. Any other trademarks, trade names or service marks referred to in this Annual Report are the property of their respective owners. As used in this Annual Report, Siemens refers to Siemens AG, Healthcare Sector, and its affiliates, Boston Scientific refers to Boston Scientific Corporation and its affiliates, Brainlab refers to Brainlab AG and its affiliates, IMRIS refers to IMRIS, Deerfield Imaging and its affiliates, and Voyager refers to Voyager Therapeutics, Inc. and its affiliates.

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

Overview

We are a medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain under direct, intra-procedural magnetic resonance imaging, or MRI, guidance. From our inception in 1998 to 2002, we deployed significant resources to fund our efforts to develop the foundational capabilities for enabling MRI-guided interventions and to build an intellectual property portfolio. In 2003, our focus shifted to identifying and building out commercial applications for the technologies we developed in prior years.

We have two product platforms. Our ClearPoint system, which is in commercial use in the United States, is used to perform minimally invasive surgical procedures in the brain. We anticipate that our ClearTrace system, which is a product candidate still in development, will be used to perform minimally invasive surgical procedures in the heart. However, we have reduced our development expenditures related to ClearTrace, as we devote our resources to the continued development and commercialization of ClearPoint.

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

Our Current Products and Product Candidates

ClearPoint Neuro Navigation System

General

Our ClearPoint system is designed to allow minimally invasive procedures in the brain to be performed in a hospital’s existing MRI suite. It provides guidance for the placement and operation of instruments or devices during the planning and operation of neurosurgical procedures performed within the MRI suite using MRI guidance. Our ClearPoint system is intended to be used as an integral part of procedures, such as biopsies and the insertion of catheters, electrodes and fiber lasers, which have traditionally been performed using stereotactic methodologies. It is intended to be used with both 1.5T and 3T MRI scanners. Our research efforts for our ClearPoint system began in 2003, and in June 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the United States for general neurosurgical interventional procedures. In February 2011, we also obtained CE marking approval for our ClearPoint system. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European Union medical device directives, and it allows us to market the ClearPoint system in the European Union. Today, ClearPoint systems are in clinical use with MRI scanners from the three major manufacturers, Siemens, GE Healthcare and Philips Healthcare, as well as the two major interventional MR/OR platforms, which are manufactured by IMRIS and Brainlab.

The Need for Minimally Invasive Neurosurgical Interventions

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

U.S. Market Opportunities

We believe there are over 55,000 potential neurosurgical procedures per year in the United States in which our ClearPoint system could be used as a navigational platform. The potential procedures include:

●	Electrode Placement – The current standard of care for the placement of the DBS electrodes requires the patient to be awake during surgery, in order to verify proper placement. Since our ClearPoint system provides real-time visualization of the placement, patients can be asleep during the procedure, which we believe will drive growth in the number of potential procedures. Both St. Jude Medical (now part of Abbott Laboratories) and Boston Scientific received FDA clearances for new DBS systems and both have received conditional FDA clearance for use of these systems in an MRI setting for the treatment of epilepsy. Abbott Laboratories began marketing the Infinity® DBS system in 2017 and Boston Scientific launched the Vercise™ Deep Brain Stimulation System in 2018. DBS is used to treat the symptoms of Parkinson’s Disease, a degenerative condition that affects more than one million people in the United States and 10 million people worldwide. DBS works by stimulating a targeted region of the brain through implanted leads that are powered by a device called an implantable pulse generator. We estimate 12,500 Parkinson’s disease and essential tremor patients per year are potential candidates for the implantation of deep brain stimulation electrodes utilizing our ClearPoint system. In addition, patients suffering from essential tremor, dystonia, obsessive compulsion disorder or severe depression may create additional potential procedure opportunities.
●	Laser ablation of the hippocampus – Currently, approximately 260,000 people suffer from drug treatment resistant Epilepsy. We estimate laser ablation of the hippocampus and amygdala, a small structure in the brain that may serve as the foci of certain types of epileptic seizures, is a viable therapeutic option for approximately 28,000 patients annually.
●	Brain tumor biopsy and laser ablation – For smaller, harder to reach brain tumors or those near critical structures (the brain stem or large blood vessels), navigating the surgical field so that the biopsy needle reaches the brain tumor and accurately acquires a representative sample of the tumor is paramount. For small, deep-seated tumors, navigating the laser ablation device to the exact target is challenging and necessary to avoid the inadvertent destruction of healthy brain tissue. We estimate these brain tumor applications represent the potential for approximately 15,000 procedures per year.
●	Direct drug delivery in the brain – The blood-brain barrier prevents large-molecule, and nearly all small-molecule, neurotherapeutics from reaching the brain. Several pharmaceutical and biotech companies are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier, which may enable the development of treatments for Parkinson’s disease, Huntington’s disease and certain types of cancers. If our ClearPoint system were to become the standard approach to local drug delivery in the brain, we believe the impact on our financial performance could be significant. However, these treatments are subject to FDA-mandated clinical trial requirements, which are expensive and time consuming to conduct, and thus, it is too early in the development cycle to estimate the potential of, and our ability to capitalize on, this market opportunity with a reasonable amount of certainty.

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

ClearPoint Disposables. The disposable components of our ClearPoint system consist primarily of our SmartFrame trajectory device, a hand controller and related accessories. Our SmartFrame device is an adjustable trajectory guide that attaches to the patient’s skull and holds the targeting cannula. The hand controller attaches to our SmartFrame device, and it is used by the physician to adjust the roll, pitch, and X and Y orientation of the targeting cannula while the patient is in the MRI scanner. The accessories include all other components necessary to facilitate the MRI-guided neurosurgical procedure, such as our SmartGrid patch, which is an MRI-visible marking grid that enables rapid localization of the entry position into the brain, and our customized surgical draping, which creates a sterile field within the MRI scanner. For drug delivery procedures, our SmartFlow cannula, which is an MRI-compatible injection and aspiration cannula, serves as the vehicle for the delivery of the compound.

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

Regulatory Status

Our ClearPoint system has a general indication for use. Our 510(k) clearance from the FDA permits us to market and promote our ClearPoint system in the United States for use in general neurosurgical procedures, which includes procedures such as biopsies, catheter insertions and electrode insertions. This is the same general indication for use that applies to other devices that have traditionally been used in the performance of stereotactic neurosurgical procedures. Similar to other conventional stereotaxy-based systems, our ClearPoint system’s general neurosurgical indication for use does not reference specific neurosurgical procedures. In the European Union, our CE mark approval carries the same indication for use as our 510(k) clearance in the United States.

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

The ClearTrace Cardiac Navigation System

Our second product platform, the ClearTrace system, is a product candidate designed to allow catheter-based minimally invasive procedures in the heart to be performed using continuous, intra-procedural MRI guidance. However, we have reduced our development expenditures related to ClearTrace, as we devote our resources to the continued development and commercialization of ClearPoint.

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

Regulatory Status

We have reduced our development expenditures related to the ClearTrace system so that we could focus our resources on the ClearPoint system, and to date we have maintained our intellectual property position, and conducted animal studies and other preclinical work with respect to the ClearTrace system. We have not made any filing with any regulatory authority seeking approval or clearance for the ClearTrace system. We expect the initial market for our ClearTrace system will be the European Union, and, therefore, we intend to seek CE marking approval for the ClearTrace system at the appropriate time. In the United States, we believe that most components of the ClearTrace system will be Class II medical devices and will fall under the FDA’s 510(k) regulatory process. However, we believe the ablation catheter component may be a Class III medical device and could require FDA approval of a PMA.

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

Mayo Clinic

In April 2017, we entered into a joint development agreement with Mayo Clinic for the design and development of MRI-guided therapies for stroke. The initial focus of the collaboration is the development and commercialization of ClearPoint PURSUIT Neuro Aspiration System, a novel, MRI-guided, minimally invasive neurosurgical aspiration system, utilizing our ClearPoint platform, for the aspiration of blood, clotted blood, cystic components of tumors, abscesses, colloid cysts, and cerebral spinal fluid using a manual syringe during the surgery of the ventricular system or cerebrum. The PURSUIT device allows surgeons to identify the aspiration target using real-time MRI guidance and monitor the aspiration during the procedure before sending the patient to recovery. In January 2019, the PURSUIT device received FDA clearance.

Clinical Laserthermia Systems

In October 2018, we entered into two agreements with Clinical Laserthermia Systems AB (“CLS”):

License and Collaboration Agreement

The expectation under the License and Collaboration Agreement (the “License Agreement”) is for the parties to provide, in a co-development context, next-generation navigations and laser ablation platforms for use in spine and neurosurgery. Under the terms of the agreement, CLS provided to us an exclusive, worldwide license to current and future products and intellectual property, and we became the exclusive manufacturer of those products.

Distribution Agreement

Under the terms of the Distribution Agreement, CLS granted us the exclusive right to distribute and sell CLS’s portfolio of products, including its TRANBERG® product line designed for high precision ablation, in the United States and Canada for applications beyond the uses in spine and neurosurgery covered in the License Agreement.

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

As of March 10, 2019, our sales, clinical support and marketing team consisted of 17 employees. We believe that our current sales, clinical support and marketing team is sufficient for our current needs; however, we expect the size of our team to vary with size of the ClearPoint installed base and the volume of procedures utilizing the ClearPoint system.

Given the stage of development of the ClearTrace system, we have not developed a sales and marketing plan to commercialize ClearTrace either inside or outside the United States.

Research and Development

Continued innovation through research and development is important to our future success. As of March 10, 2019, our research and development team consisted of 6 employees. We have assembled an experienced team with recognized expertise in both the development of medical devices and advanced MRI technologies, including interventional MRI microcoils and catheters. We believe that our current research and development team is sufficient for our current needs; however, we may increase the size of our team depending on the progress of our ongoing research and development efforts. Our principal research and development goal is to continue to enhance our ClearPoint platform.

Manufacturing and Assembly

Our ClearPoint system includes off-the-shelf components, custom-made components produced to our proprietary specifications by various third parties and components that we assemble in our Irvine, California facility. We use third parties to manufacture these components to utilize their individual expertise, minimize our capital investment and help control costs. We purchase most custom-made components of our ClearPoint system from single-source suppliers due to quality considerations, lower costs and constraints resulting from regulatory requirements; however, we believe alternative sources are available, if needed. Generally, we purchase our components through purchase orders and do not have long-term contracts with most of our suppliers.

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

Customers

A small number of our hospital customers account for a substantial portion of our revenues from sales of ClearPoint disposable products. Our four largest customers account for approximately 27% of our revenues.

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

Patents and Patent Applications

We have a significant patent portfolio in the field of MRI-guided interventions. As of March 10, 2019, we wholly-owned, co-owned or licensed a total of 84 United States patents and 26 United States patent applications, as well as various foreign patents and foreign patent applications corresponding with many of our United States patents and applications. Our owned, issued patents expire at various dates beginning in 2020. Some of our patents and patent applications are co-owned by Boston Scientific, and, with respect to those patents and patent applications, we have licensing and cross-licensing arrangements in place with Boston Scientific. As a result of those arrangements, we have exclusive rights to all fields outside neuromodulation and implantable medical leads for cardiac applications, and we have licensed the fields of neuromodulation and implantable medical leads for cardiac applications to Boston Scientific.

Certain License Arrangements

The Johns Hopkins University

Shortly following our formation in 1998, we entered into a license agreement with Johns Hopkins pursuant to which we obtained an exclusive, worldwide license to a number of technologies owned by Johns Hopkins relating to devices, systems and methods for performing MRI-guided interventions, such as MRI-guided cardiac ablation procedures. The field of use for this exclusive license covers diagnostic or therapeutic methods, processes or devices using an intravascular, intralumen or intratissue miniature magnetic resonance coil detection probe. We are obligated to pay Johns Hopkins an annual maintenance fee, and we are also obligated to pay a royalty to Johns Hopkins based on the sale of products or provision of services covered by a licensed patent. To the extent we sublicense any licensed intellectual property to a third-party, we agreed to pay Johns Hopkins a percentage of revenue we receive as a result of the sublicense. This license agreement with Johns Hopkins will terminate upon the expiration of the last to expire of the licensed patents. In December 2006, we entered into a license agreement with Johns Hopkins under which we obtained an exclusive, worldwide license to certain MRI-safety technologies owned by Johns Hopkins. Under the agreement, we are obligated to pay a royalty to Johns Hopkins based on the sale of products or provision of services covered by a licensed patent, subject to a minimum annual payment. Likewise, to the extent we sublicense any intellectual property to a third party, we agreed to pay Johns Hopkins a percentage of revenue we receive as a result of the sublicense. This license agreement with Johns Hopkins will terminate upon the expiration of the last to expire of the licensed patents.

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

Other Software License Arrangements

In connection with the development of ClearPoint 2.0, our most recent software platform which received FDA clearance in November 2018, we entered into two additional agreements under which we received worldwide, non-exclusive licenses to software code related to certain functional elements of ClearPoint 2.0, for which we are committed to pay royalties for each copy of our ClearPoint 2.0 system sold, or in certain cases, loaned by us to end-users.

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

Clinical Laserthermia Systems

In connection with the License Agreement we entered into in October 2018 with CLS, we received an exclusive, worldwide license to current and future products and intellectual property, and we became the exclusive manufacturer of those products.

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

Employees

As of March 10, 2019, we had 38 full time employees, of whom 6 were engaged primarily in research and development, 11 in manufacturing and quality assurance, 17 in sales, clinical support and marketing, and 4 in administrative and finance functions. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

A small number of our hospital customers account for a substantial portion of our revenues from sales of ClearPoint disposable products. Our four largest customers account for approximately 27% of our revenues. Sales to almost all our customers, including our two largest customers, are not based on long-term, committed volume purchase contracts, and we may not continue to generate a similar level of revenues from these customers, or any other customer. Because of our current customer concentration, our revenues could fluctuate, possibly significantly, due to a reduction or delay in orders from any of our significant customers, which could harm our business and results of operations.

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

Our ClearTrace system is a product candidate in development, although in 2015 we reduced our development expenditures related to ClearTrace to enable us to focus resources on our ClearPoint system. At the time we reduced our ClearTrace development work, we had conducted only animal studies and other preclinical work with respect to that product candidate. Our ClearTrace system will require substantial additional development and testing. There can be no assurance that we will resume our ClearTrace development program, or that, if resumed, our development efforts will be successfully completed, or that the ClearTrace system will have the capabilities we expect. If we resume our work, we may encounter significant difficulties and costs during the course of our development efforts and we may encounter significant additional delays. Even if we successfully complete development of our ClearTrace system, there can be no assurance that we will obtain the regulatory clearances or approvals to market and commercialize it. If we are unable to obtain regulatory clearances or approvals for our ClearTrace system, or otherwise experience delays in obtaining such regulatory clearances or approvals, the commercialization of the ClearTrace system will be delayed or prevented. Even if cleared or approved, the ClearTrace system may not be cleared or approved for the indications that are necessary or desirable for successful commercialization. Delays in developing our ClearTrace system or obtaining regulatory clearances or approvals may also result in the loss of potential competitive advantages that might otherwise be attained by bringing products to market earlier than our competitors. Any of these contingencies could adversely affect our business. Likewise, in lieu of resuming our ClearTrace development program and undertaking the remaining development work, we may explore collaborations with one or more third parties pursuant to which the technologies underlying our ClearTrace system would be further developed and potentially commercialized. If we enter into any such collaboration with a third party, we may have to relinquish valuable rights to our ClearTrace system and its underlying technologies.

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

Our independent registered public accounting firm has expressed in its report to our 2018 audited financial statements a substantial doubt about our ability to continue as a going concern.

We have not yet generated sufficient revenues from our operations to fund our activities and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has included in its report on our consolidated financial statements as of and for the year ended December 31, 2018 an explanatory paragraph in which is expressed a substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This explanatory paragraph with respect to our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may continue to include such an explanatory paragraph. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

We have a significant amount of debt, including: (i) notes payable to certain holders that mature in September 2020, with an aggregate principal amount of approximately $2.0 million payable at maturity and interest accruing at 12% per annum payable semi-annually, or the 2014 Secured Notes; and (ii) notes payable to certain holders that mature in November 2020 with both principal of $3.0 million and interest accruing at 3.5% per annum payable in a single installment upon maturity, or the 2010 Secured Notes, and together with the 2014 Secured Notes, the Notes. Our obligations under the Notes are secured by all our existing property and assets, with the 2014 Secured Notes having a first priority followed by the 2010 Secured Notes. The Notes may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. The Notes will require us to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our commercialization efforts and other general corporate activities. To the extent additional debt is added to our current debt levels, the risk described above could increase.

We may need additional funding for our business, and we may not be able to raise capital when needed or on terms that are acceptable to us, which could force us to delay, reduce or eliminate our commercialization efforts or our product development programs.

The cumulative net loss from our inception through December 31, 2018 was approximately $107 million. Net cash used in operations was $4.6 million for the year ended December 31, 2018 and at December 31, 2018, we had cash and cash equivalent balances aggregating $3.1 million. Since our inception, we have financed our operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent such financing activities consist of: (i) a May 2017 private placement of equity, which resulted in net proceeds of $12.0 million (the “2017 PIPE”); (ii) a September 2016 private placement of equity, which resulted in net proceeds of $4.1 million; (iii) along with the September 2016 private placement, a simultaneous sale of units (consisting of common stock and warrants to purchase common stock) to certain existing holders of the Company’s convertible promissory notes and common stock warrants issued by the Company in connection therewith, resulting in the conversion of notes into units and the adjustment of the exercise price of existing warrants; (iv) an April 2016 restructuring of our then-existing debt to Brainlab including the issuance to Brainlab of shares of our common stock and warrants to purchase additional shares of our common stock; (v) a December 2015 private placement of equity, which resulted in net proceeds of $4.7 million; (vi) a December 2014 private placement of equity, which resulted in net proceeds of $9.4 million; and (vii) a March 2014 private placement of debt and warrants, which resulted in net proceeds of $3.5 million. In addition, in March 2014, we completed a transaction with Boston Scientific that resulted in the cancellation of $4.3 million in related party convertible notes payable held by Boston Scientific which were scheduled to mature in 2014.

Our plans for the next twelve months reflect our anticipation of increases in revenues from sales of the ClearPoint system and related disposable products as a result of greater utilization at existing installed sites and the installation of the ClearPoint system at new sites. We also anticipate increases over the next twelve months in operating expenses to support the expected increase in revenues, with resulting decreases in loss from operations and in cash flow used in operations. However, there is no assurance that we will be able to achieve anticipated results, and even in the event such results are achieved, we expect to continue to consume cash in operations over at least the next twelve months.

As a result of the foregoing, we believe it may be necessary to seek additional sources of funds from the sale of equity or debt securities, which likely would result in dilution to existing ownership interests, from the establishment of a credit facility, or from entry into an agreement with a strategic partner or some other form of collaborative relationship. There is no assurance, however, that we will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing we do obtain will be sufficient to meet our needs. If we are not able to obtain the additional financing on a timely basis, we may be unable to achieve anticipated results, and may not be able to meet other obligations as they become due. An inability to obtain a sufficient amount of additional funding would create substantial doubt as to our ability to continue as a going concern.

The funding requirements for our business will depend on many factors, including:

●	the timing of broader market acceptance and adoption of our ClearPoint system products;
●	the scope, rate of progress and cost of our ongoing product development activities relating to our ClearPoint system;
●	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;
●	the cost and timing of establishing inventories at levels sufficient to support our sales;
●	the scope, rate of progress and cost of our research and development activities relating to new products;
●	the effect of competing technological and market developments;
●	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;
●	the cost and timing of any clinical trials;
●	the cost and timing of regulatory filings, clearances and approvals; and
●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

The Affordable Care Act also imposes, among other things, an annual excise tax on any entity that manufactures or imports medical devices offered for sale in the United States. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20.0 billion over the next decade. A two-year moratorium currently applies to this tax through December 2019. After that time, the tax may be repealed or modified, or the moratorium may be lifted, in which case sales of our ClearPoint system would be subject to this excise tax.

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

Our business exposes us to potential product liability risks that are inherent in the manufacturing, marketing and sale of medical devices. We may be held liable if our products cause injury or death or are found otherwise unsuitable or defective during usage. Our ClearPoint system incorporates mechanical and electrical parts, complex computer software and other sophisticated components, any of which can have defective or inferior parts or contain defects, errors or failures. Complex computer software is particularly vulnerable to errors and failures, especially when first introduced.

Because our ClearPoint system is designed to be used to perform complex surgical procedures, defects could result in a number of complications, some of which could be serious and could harm or kill patients. The adverse publicity resulting from any of these events could cause physicians or hospitals to review and potentially terminate their relationships with us.

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

If we or our third-party suppliers fail to comply with the FDA’s QSR or any applicable state equivalent, our manufacturing operations could be interrupted, and our potential product sales and operating results could suffer.

We and some of our third-party suppliers are required to comply with the FDA’s QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products and product candidates. We and our suppliers will also be subject to the regulations of foreign jurisdictions regarding the manufacturing process to the extent we market our products in these jurisdictions. The FDA enforces the QSR through periodic and unannounced inspections of manufacturing facilities. Our facilities were last inspected by the FDA for QSR compliance in July 2018. We anticipate that we and certain of our third-party suppliers will be subject to future inspections. The failure by us or one of our third-party suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations, could result in enforcement actions against us, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. If we fail to comply with the FDA’s QSR or any applicable state equivalent, we would be required to incur the costs and take the actions necessary to bring our operations into compliance, which may have a negative impact on our future sales and our ability to generate a profit.

We are subject to environmental laws and regulations that can impose significant costs and expose us to potential financial liabilities.

The manufacture of certain of our products and the handling of materials used in the product testing process involve the use of biological, hazardous and/or radioactive materials and wastes. Our business and facilities and those of our suppliers are subject to foreign, federal, state, and local laws and regulations relating to the protection of human health and the environment, including those governing the use, manufacture, storage, handling, and disposal of, and exposure to, such materials and wastes. In addition, under some environmental laws and regulations, we could be held responsible for costs relating to any contamination at our past or present facilities and at third-party waste disposal sites even if such contamination was not caused by us. A failure to comply with current or future environmental laws and regulations could result in severe fines or penalties. Any such expenses or liability could have a significant negative impact on our business, results of operations, and financial condition.

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

Changes in U.S. tax laws, tax rulings or interpretations of existing laws could materially affect our business, cash flow, results of operations and financial considerations. In particular, on December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act introduces significant changes to U.S. income tax law that could have a meaningful impact on our provision for income taxes. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data and interpret the Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made. For more information regarding the impact of the Tax Act, see Note 9 in the Notes to Consolidated Financial Statements.

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

As of March 10, 2019, almost all of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of common stock pursuant to this prospectus, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

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

We lease approximately 7,400 square feet of space in Irvine, California under a lease that expires in September 2023. Our principal executive office and our principal operations are based at this facility. We believe that our Irvine, California facility is sufficient to meet our needs for the foreseeable future.

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

Our common stock is traded on the over-the-counter market under the symbol “MRIC.”

Holders

As of March 10, 2019, we had 11,052,770 shares of common stock outstanding and no shares of preferred stock outstanding. As of March 10, 2019, we had 551 stockholders of record. In addition, as of March 10, 2019, options and warrants to purchase 10,005,490 shares of common stock were outstanding.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by stockholders (1)	892,396	$7.51	870,992
Equity compensation plans not approved by stockholders (1)(2)(3)(4)(5)(6)	494,000	$17.56	—
Total	1,386,396	$11.09	870,992

(1)	The information presented in this table is as of December 31, 2018.
(2)	We adopted our 2010 Non-Qualified Stock Option Plan in December 2010. The plan provided for the issuance of non-qualified stock options to purchase up to 64,141 shares of our common stock. We ceased making awards under the plan upon the adoption of our 2012 Incentive Compensation Plan. As of December 31, 2018, options to purchase 53,625 shares of our common stock were outstanding under the 2010 Non-Qualified Stock Option Plan.
(3)	In December 2013, we adopted our 2013 Non-Employee Director Equity Incentive Plan. The plan provides for the issuance of awards with respect to an aggregate of 14,250 shares of our common stock. As of December 31, 2018, awards with respect to 10,375 shares of our common stock were outstanding under the 2013 Non-Employee Director Equity Incentive Plan.
(4)	In October 2014, we entered into a written compensatory contract with Francis P. Grillo, our Chief Executive Officer, pursuant to which we awarded Mr. Grillo non-qualified stock options to purchase 60,000 shares of our common stock.
(5)	In December 2014, we entered into a written compensatory contract with Wendelin C. Maners, our Vice President, Marketing, pursuant to which we awarded Ms. Maners non-qualified stock options to purchase 8,750 shares of our common stock.
(6)	In March 2015, we entered into a written compensatory contract with Harold A. Hurwitz, our Chief Financial Officer, pursuant to which we awarded Mr. Hurwitz non-qualified stock options to purchase 11,250 shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain under direct, intra-procedural MRI guidance. Our principal product platform is our ClearPoint system, which is in commercial use and is used to perform minimally invasive surgical procedures in the brain. The ClearPoint system utilizes intra-procedural MRI to guide the procedures and are designed to work in a hospital’s existing MRI suite. We believe that this product platform will deliver better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system.

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all our product revenues for the years ended December 31, 2018 and 2017 relate to sales of our ClearPoint system products. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of December 31, 2018, we had accumulated losses of approximately $107 million. We may continue to incur operating losses as we expand our ClearPoint system platform and our business generally.

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

Generating recurring revenues from the sale of functional neurological products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our functional neurological products. Our product revenues were approximately $6.7 million and $7.0 million for the years ended December 31, 2018 and 2017 and were almost entirely related to our ClearPoint system.

Our revenue recognition policies are more fully described in the “Critical Accounting Policies and Significant Judgments and Estimates” section below.

Cost of Revenues

Cost of revenues includes the direct costs associated with the assembly and purchase of components for functional neurological products, drug delivery and biologic products, and ClearPoint capital equipment which we have sold, and for which we have recognized the revenue in accordance with our revenue recognition policy. Cost of revenues also includes the allocation of manufacturing overhead costs and depreciation of loaned systems installed under our ClearPoint placement program, as well as provisions for obsolete, impaired, or excess inventory.

Research and Development Costs

 Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products. Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system; (ii) resume our ClearTrace system product development efforts; and (iii) seek to expand the application of our technological platforms. From our inception through December 31, 2018, we have incurred approximately $53 million in research and development expenses.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments have an impact on revenue recognition, the determination of share-based compensation and financial instruments. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition. Our revenues are comprised primarily of: (1) product revenues resulting from the sale of functional neurological products, and drug delivery and biologic products; (2) product revenues resulting from the sale of ClearPoint capital equipment; (3) functional neurosurgery and related service revenues resulting from the performance of product line commercialization planning and execution for a third party; (4) clinical case support revenues in connection with customer-sponsored clinical trials; and (5) revenues resulting from the rental, service, installation, training and shipping related to ClearPoint capital equipment. We recognize revenue when control of our products and services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control.

Lines of Business; Timing of Revenue Recognition

●	Functional neurosurgery product, and biologics and drug delivery systems product sales: Revenues from the sale of functional neurosurgery products (consisting of disposable products sold commercially and related to cases utilizing our ClearPoint system), and biologics and drug delivery systems (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing the ClearPoint system), are generally based on customer purchase orders, the predominance of which require delivery within one week of the order having been placed, and are recognized at the point in time of delivery to the customer, which is the point at which legal title, and risks and rewards of ownership, along with physical possession, transfer to the customer.

●	Capital equipment sales

o	Capital equipment sales preceded by evaluation periods: The predominance of capital equipment sales (consisting of integrated computer hardware and software that are integral components of our ClearPoint system) are preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed and the systems have been in operation. Accordingly, revenue from capital equipment sales following such evaluation periods is at the point in time that we are in receipt of an executed purchase agreement or purchase order.

o	Capital equipment sales not preceded by evaluation periods: Revenue from sales of capital equipment not having been preceded by an evaluation period is recognized at the point in time that the equipment has been delivered to the customer.

For both types of capital equipment sales described above, our determination of the point in time at which to recognize revenue represents that point at which the customer has legal title, physical possession, and the risks and rewards of ownership, and we have a present right to payment.

●	Functional neurosurgery and related services: Revenues from functional neurosurgery and related services are recognized over the period of time such services are rendered.

●	Biologics and drug delivery services

o	Outsourced recruitment and/or designation of a clinical services liaison between our customer and us: We recognize revenue at the point in time that the liaison is either recruited or designated, which is the point at which the customer is able to direct, and obtain benefit from, use of the liaison. We made this determination based on the decision made by the customer to outsource this function to us, rather than to incur its own recruiting costs. Upon such recruitment or designation, the liaison becomes the customer’s outsourced clinical support services coordinator.

o	Outsourced technical clinical support of cases performed pursuant to customer-sponsored clinical trials: We recognize revenue at the point in time a clinical trial case is performed based on the allocated per-case transaction price.

o	Other related services: We recognize revenue for such services at the point in time that the performance obligation has been satisfied.

●	Capital equipment-related services

o	Rental, service and other revenues: Revenues from rental of ClearPoint capital equipment are recognized ratably on a monthly basis over the term of the rental agreement, which is less than one year. Revenue from service of ClearPoint capital equipment previously sold to customers is based on agreements with terms ranging from one to three years and revenue is recognized ratably on a monthly basis over the term of the service agreement. A time-elapsed output method is used for rental and service revenues because we transfer control evenly by providing a stand-ready service.

●	Installation, training and shipping: Consistent with our recognition of revenue for capital equipment sales as described above, fees for installation, training and shipping fees in connection with sales of capital equipment that have been preceded by customer evaluation periods are recognized as revenue at the point in time we are in receipt of an executed purchase order for the equipment. Installation, training and shipping fees related to capital equipment sales not having been preceded by an evaluation period are recognized at the point in time that the related services are performed.

Inventory. Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. All items included in inventory relate to our functional neurological products, drug delivery and biologic products, and ClearPoint capital equipment. Software license inventory related to ClearPoint systems undergoing on-site customer evaluation is included in inventory in the accompanying consolidated balance sheets. All other software license inventory is classified as a non-current asset. We periodically review our inventory for obsolete items and provide a reserve upon identification of potentially obsolete items.

Share-Based Compensation. We account for compensation for all arrangements under which employees and others receive shares of stock or other equity instruments (including options and warrants) based on fair value. The fair value of each award is estimated as of the grant date and amortized as compensation expense over the requisite vesting period. The fair values of our share-based awards are estimated on the grant dates using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated award terms and risk-free interest rates for the expected terms. To estimate the expected terms, we utilize the “simplified” method for “plain vanilla” options discussed in the SEC’s Staff Accounting Bulletin 107, or SAB 107. We believe that all factors listed within SAB 107 as prerequisites for utilizing the simplified method apply to us and to our share-based compensation arrangements. We intend to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available. We base our estimate of expected volatility on the average of historical volatilities of publicly traded companies we deem similar to us because we lack our own relevant historical volatility data. We will consistently apply this methodology until we have sufficient historical information regarding the volatility of our own share prices to use as the input for all of our share-based fair value calculations. We utilize risk-free interest rates based on a zero-coupon U.S. treasury instrument, the term of which is consistent with the expected term of the share-based award. We have not paid, and do not anticipate paying, cash dividends on shares of our common stock; therefore, the expected dividend yield is assumed to be zero.

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

Results of Operations

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

	Year Ended December 31,		Percentage
	2018	2017	Change
Product revenues	$6,685,020	$7,024,010	(5)%
Service and other revenues	668,246	355,515	88%
Total revenues	7,353,266	7,379,525	(<1)%
Cost of revenues	2,433,069	2,898,808	(16)%
Research and development costs	2,310,139	2,813,733	(18)%
Sales and marketing expenses	3,532,040	3,956,455	(11)%
General and administrative expenses	4,325,786	4,046,366	7%
Other income (expense):
Gain on change in fair value of derivative liabilities	64,318	24,728	160%
Other income, net	364	16,682	(98)%
Interest expense, net	(980,383)	(872,926)	12%
Net loss	$(6,163,469)	$(7,167,353)	(14)%

Revenue. Total revenues were approximately $7.4 million for each of the years ended December 31, 2018 and 2017.

Functional neurosurgery revenue, which consists of disposable product commercial sales related to cases utilizing the ClearPoint system and related services, decreased 2% to $5.4 million during the year ended December 31, 2018 from $5.5 million for the same period in 2017. The decrease was due primarily to a decrease in the number of ClearPoint kits sold in 2018, relative to the same period in 2017. We believe the decrease in sales was influenced by two factors: (a) FDA actions taken in early 2018, that adversely affected third-party providers in the laser ablation space; and (b) the introduction by a third-party provider of a new deep brain stimulation system that did not have approval for use in the MRI suite for most of 2018. The FDA actions were resolved by the affected third-parties, but not until the fourth quarter of 2018, and the new deep brain stimulation system received FDA clearance for use in the MRI suite in the third quarter of 2018. There were no increases in functional neurosurgery product prices during 2018 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenues, which include sales of disposable products and services related to customer-sponsored clinical trials utilizing the ClearPoint system, increased 177% to $1.1 million for the year ended December 31, 2018, from $405,000 for the same period in 2017. This increase was due primarily to the commencement of such services during 2018, and to an increase from 2017 to 2018 of approximately $600,000 in biologics and drug delivery product sales. There were no increases in biologics and drug delivery product prices during 2018 that would be reasonably expected to affect a typical customer order.

Capital equipment revenue, consisting of sales of ClearPoint reusable hardware and software, decreased 62% to $420,000 for the year ended December 31, 2018, from $1.1 million for the same period in 2017. Revenues from this product line historically have varied from period to period. This decrease was due primarily to a decrease in the number of ClearPoint systems sold. There were no increases in capital equipment product prices during the year ended December 31, 2017 that would be reasonably expected to affect a typical customer order.

Capital equipment-related services, consisting of fees for capital equipment rental, service, installation, training and shipping, increased 12% to $393,000 for the year ended December 31, 2018, from $351,000 for the same period in 2017. The increase was due primarily to an increase in service fee revenue, which was partially offset by decreases in fees from installation, training and shipping services, consistent with the decrease in capital equipment sales revenue.

Cost of Revenues. Cost of revenues was $2.4 million for the year ended December 31, 2018, representing gross margin of 67%, compared to $2.9 million for the same period in 2017, representing gross margin of 61%. The increase in gross margin was due primarily to a favorable sales mix, with disposable product sales and service revenues, both with higher margins relative to capital equipment sales, representing a higher percentage of sales during the year ended December 31, 2018, relative to the same period in 2017.

Research and Development Costs. Research and development costs were $2.3 million for the year ended December 31, 2018, compared to $2.8 million for the same period in 2017, a decrease of $504,000, or 18%. The decrease was due primarily to upfront payments, aggregating $610,000, the majority of which was paid in shares of our common stock, required under certain license and product co-development agreements entered into in April 2017. No such payments were made during the year ended December 31, 2018. Adding to the decrease were decreases in software development costs. These decreases were partially offset by an increase in employee compensation.

Sales and Marketing Expenses. Sales and marketing expenses were $3.5 million for the year ended December 31, 2018, compared to $4.0 million for the same period in 2017, a decrease of $424,000, or 11%. This decrease was primarily due to a decrease in incentive-based employee compensation, which is commensurate with the change in the mix of product and service revenues from 2017 to 2018.

General and Administrative Expenses. General and administrative expenses were $4.3 million for the year ended December 31, 2018, compared to $4.0 million for the same period in 2017, an increase of $279,000, or 7%. This increase was due primarily to: (a) increases in stock-based compensation, Board compensation, corporate legal expenses and insurance; and (b) a decrease in costs allocated to other departments; which were partially offset by a decrease in investor relations expense.

Other Income (Expense). During the years ended December 31, 2018 and 2017, we recorded gains of $64,000 and $25,000, respectively, resulting from changes in the fair value of our derivative liabilities. Derivative liabilities arose from: (a) warrants, issued in 2013, that contained net-cash settlement and down-round provisions; and (b) an amendment we entered into with Brainlab, with respect to the Brainlab Note and related warrants, the provisions of which created a conversion feature allowing for $500,000 the principal balance of the Brainlab Note to be converted in a Qualified Public Offering, as defined in the amendment, at a public offering price that may be less than market value per share of our common stock, and down round strike price protection with respect to Brainlab warrants (the “Brainlab warrants”). The warrants discussed in (a) above expired in January 2018, and the derivatives related to the Brainlab Note discussed in (b) above were terminated upon our repayment in full of the Brainlab Note as discussed in Note
6 to the Consolidated Financial statements included elsewhere in this Annual Report. Accordingly, there were no remaining derivative liabilities at December 31, 2018.

Net interest expense for the year ended December 31, 2018 was $980,000, compared with $873,000 for the same period in 2017. The increase was due to increased amortization of the discount and deferred issuance costs associated with the 2014 Secured Notes and the 2010 Secured Notes, both as described in Note 6 to the Consolidated Financial Statements included elsewhere in this Annual Report.

Liquidity and Capital Resources

At December 31, 2018, we had cash and cash equivalent balances aggregating $3.1 million, resulting primarily from completion of the 2017 PIPE discussed in Note 7 to the Consolidated Financial Statements included elsewhere in this Annual Report. Net cash used in operating activities was $4.6 million and $6.0 million for the years ended December 31, 2018 and 2017, respectively.

Our plans for the next twelve months reflect management’s anticipation of increases in revenues from sales of the ClearPoint system and related disposable products resulting from greater utilization at existing installed sites and the installation of the ClearPoint system at new sites, with resulting decreases in loss from operations and in cash flow used in operations. There is no assurance, however, that we will be able to achieve our anticipated results, and even in the event such results are achieved, we expect to continue to consume cash in our operations over at least the next twelve months.

As a result of the foregoing, we believe it will be necessary to seek additional financing from the sale of equity or debt securities, which likely would result in dilution to our current stockholders, from the establishment of a credit facility, or from the entry into an agreement with a strategic partner or some other form of collaborative relationship. There is no assurance, however, that we will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing that we do obtain will be sufficient to meet our needs. If we are not able to obtain the additional financing on a timely basis, we may be unable to achieve our anticipated results, and we may not be able to meet our other obligations as they become due. As such, there is substantial doubt as to our ability to continue as a going concern.

Cash Flows

Cash activity for the years ended December 31, 2018 and 2017 is summarized as follows:

	Years Ended December 31,
($s in thousands)	2018	2017
Cash used in operating activities	$(4,631)	$(5,992)
Cash used in investing activities	(63)	(27)
Cash provided (used) by financing activities	(1,495)	11,993
Net change in cash and cash equivalents	$(6,189)	$5,974

Net Cash Flows from Operating Activities. We used $4.6 million and $6.0 million of cash for operating activities in 2018 and 2017, respectively.

In 2018, uses of cash in operating activities consisted of: (i) our $6.2 million loss; (ii) increases in accounts receivable of $284,000, prepaid expenses and other current assets of $21,000 and other assets of $11,000; (iii) a decrease in accounts payable and accrued expenses of $284,000. These uses were partially offset by: (a) a decrease in inventory of $122,000; (b) an increase in deferred revenue of $95,000; and (c) non-cash expenses included in our net loss aggregating $1.9 million and consisting of depreciation and amortization, share-based compensation, expenses paid through the issuance of common stock, and amortization of debt issuance costs and original issue discounts, partially offset by a $64,000 decrease in the fair value of our derivative liabilities.

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

Net Cash Flows from Investing Activities. Net cash flows used in investing activities in 2018 and 2017 were $63,000 and $27,000, respectively, and consisted primarily of equipment purchases.

Net Cash Flows from Financing Activities. Net cash used by financing activities in 2018 of $1.5 million consisted of the repayment of the Brainlab Note in the principal amount of $2 million, partially offset by proceeds from the exercise of warrants for the purchase of our common stock amounting to $505,000. Net cash provided by financing activities in 2017 of $12.0 million reflected primarily net proceeds received from the 2017 PIPE.

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

The Report of Independent Registered Public Accounting Firm and Financial Statements are set forth on pages F-2 to F-23 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under their supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Exchange Act in connection with our 2019 annual meeting of stockholders.

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

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Exchange Act in connection with our 2019 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Exchange Act in connection with our 2019 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Exchange Act in connection with our 2019 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Exchange Act in connection with our 2019 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-2 through F-23, and are included as part of this Annual Report:

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-54575	3.1	May 11, 2012

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc.	8-K	000-54575	3.1	June 8, 2015

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc.	S-1	333-211647	3.3	August 2, 2016

3.4	Amended and Restated Bylaws	10-Q	000-54575	3.2	May 11, 2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen of Common Stock Certificate	S-1	333-211647	4.3	July 6, 2016

4.3	Form of Second Amended and Restated 5.5% Promissory Note, Due December 31, 2018, issued to Brainlab AG by MRI Interventions, Inc.	8-K	000-54575	4.3	March 22, 2016

4.4	Form of Junior Secured Promissory Note Due 2020, as amended by that certain Omnibus Amendment dated as of April 5, 2011, as further amended by that certain Second Omnibus Amendment dated as of October 14, 2011	10	000-54575	4.4	December 28, 2011

4.5	Third Omnibus Amendment to the Junior Secured Promissory Notes Due 2020, dated March 25, 2014	S-1	333-201471	4.5	January 13, 2015

4.6	Form of 12% Second-Priority Secured Non-Convertible Promissory Note Due 2019 issued in March 2014 private offering	8-K	000-54575	4.1	March 10, 2014

4.7	Form of Warrant to Purchase Common Stock issued in March 2014 private offering	8-K	000-54575	4.2	March 10, 2014

4.8	Form of Warrant to Purchase Common Stock issued in December 2014 private offering	8-K	000-54575	4.1	December 19, 2014

4.9	Form of Series A Warrant to Purchase Common Stock issued in 2015 private offering	8-K	000-54575	4.1	December 15, 2015

4.10	Form of Series B Warrant to Purchase Common Stock issued in 2015 private offering	8-K	000-54575	4.2	December 15, 2015

4.11	Form of Series A Warrant to Purchase Common Stock issued to Brainlab AG	8-K	000-54575	4.1	March 22, 2016

4.12	Form of Series B Warrant to Purchase Common Stock issued to Brainlab AG	8-K	000-54575	4.2	March 22, 2016

4.13	Form of Omnibus Amendment dated June 30, 2016 by and among MRI Interventions, Inc., and certain holders of MRI Interventions, Inc.’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019	8-K	000-54575	10.1	July 1, 2016

4.14	Form of Omnibus Amendment dated June 30, 2016 to Second Amended and Restated Secured Note Due 2018	8-K	000-54575	10.2	July 1, 2016

4.15	Form of Warrant to Purchase Common Stock issued in connection with August 2016 note conversion	8-K	001-34822	4.1	September 1, 2016

4.16	Form of Second Omnibus Amendment dated August 31, 2016 by and among MRI Interventions, Inc., and certain holders of the Company’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019	8-K	001-34822	10.3	September 1, 2016

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.17	Form of Third Omnibus Amendment Dated September 25, 2018 by and among MRI Interventions, Inc., and the holders of the Company’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019	8-K	001-34822	10.1	September 25, 2018

4.18	Form of Warrant to Purchase Common Stock issued in 2017 private offering	8-K	001-34822	4.1	May 25, 2017

10.1†	Master Security Agreement dated April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG	10	000-54575	10.18	December 28, 2011

10.2	Security Agreement by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of March 25, 2014	S-1	333-201471	10.2	January 13, 2015

10.3	Junior Security Agreement by and between SurgiVision, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of November 5, 2010, as amended by that certain First Amendment dated April 5, 2011, and as further amended by that certain Second Amendment dated October 14, 2011	10	000-54575	10.6	December 28, 2011

10.4	Third Amendment to Junior Security Agreement by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated March 25, 2014	S-1	333-201471	10.4	January 13, 2015

10.5†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 20, 1998, as amended by that certain Amendment to License Agreement dated as of January 15, 2000, and as further amended by that certain Addendum to License Agreement entered into on or around December 7, 2004	10	000-54575	10.9	December 28, 2011

10.6†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around December 7, 2006	10	000-54575	10.10	December 28, 2011

10.7†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 30, 2008	10	000-54575	10.21	December 28, 2011

10.8†	Technology License Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.11	March 15, 2012

10.9†	System and Lead Development and Transfer Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Amendment No. 1 dated May 31, 2006, as further amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.12	March 15, 2012

10.10†	Omnibus Amendment No. 3 to Technology License Agreement and System and Lead Development and Transfer Agreement effective February 2, 2012, between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10	000-54575	10.38	March 15, 2012

10.11†	Omnibus Amendment No. 4 to Technology License Agreement and System and Lead Development and Transfer Agreement , between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation, effective March 19, 2014	10-Q/A	000-54575	10.5	August 29, 2014

10.12†	Technology License Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.13	December 28, 2011

10.13†	Omnibus Amendment No. 1 to Technology License Agreement and Development Agreement between MRI Interventions, Inc. and Cardiac Pacemakers, Inc., dated March 19, 2014	10-Q/A	000-54575	10.4	August 29, 2014

10.14†	Development Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.14	December 28, 2011

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.15†	Asset Purchase Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10-Q/A	000-54575	10.2	August 29, 2014

10.16†	Exclusive License Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10-Q/A	000-54575	10.3	August 29, 2014

10.17†	Development Agreement between MRI Interventions, Inc. and Siemens Medical Solutions USA, Inc.	10-Q/A	000-54575	10.1	August 29, 2014

10.18†	Co-Development and Distribution Agreement dated as of April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG, as amended by that certain First Amendment dated as of July 18, 2011	10	000-54575	10.17	March 15, 2012

10.19	Second Amendment to Co-Development and Distribution Agreement, dated March 6, 2013, between MRI Interventions, Inc. and Brainlab AG	8-K	000-54575	10.1	March 7, 2013

10.20†	Master Services and Licensing Agreement dated as of July 20, 2007 by and between SurgiVision, Inc. and Cedara Software Corp., as amended by that certain First Amendment dated January 18, 2011	10	000-54575	10.20	March 15, 2012

10.21†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	8-K	000-54575	10.1	June 26, 2012

10.22†	Third Amendment to the Master Services and Licensing Agreement, dated as of July 28, 2013, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	10-Q	000-54575	10.56	August 14, 2013

10.23	License and Collaboration Agreement, dated April 25, 2017, by and between MRI Interventions, Inc. and Acoustic Medsystems, Inc.	10-Q	001-34822	10.1	May 9, 2017

10.24†	License and Collaboration Agreement, dated as of October 16, 2018, by and between MRI Interventions, Inc. and Clinical Laserthermia Systems AB	10-Q	001-34822	10.2	November 13, 2018

10.25†	Distribution Agreement, dated as of October 16, 2018, by and between MRI Interventions, Inc. and Clinical Laserthermia Systems AB	10-Q	001-34822	10.3	November 13, 2018

10.26	Lease Agreement, dated as of April 21, 2008, by and between Shaw Investment Company, LLC and Surgi-Vision, Inc., as amended by that certain Amendment to Lease dated January 20, 2011, as further amended by that certain Amendment to Lease dated March 26, 2012	10-Q	000-54575	10.27	May 11, 2012

10.27	Second Amendment to Lease Agreement dated as of February 24, 2015, by and between Shaw Investment Company, LLC and MRI Interventions, Inc.	10-K	000-54575	10.24	March 17, 2015

10.28	Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of May 11, 2018, by and between MRI Interventions, Inc. and Shaw Investment Company, LLC	10-Q	001-34822	10.1	August 14, 2018

10.29	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to March 2014 private offering	8-K	000-54575	10.1	March 10, 2014

10.30	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to December 2014 private offering	8-K	000-54575	10.1	December 19, 2014

10.31	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to December 2015 private offering	8-K	000-54575	10.1	December 15, 2015

10.32	Form of Securities Purchase Agreement by and between MRI Interventions, Inc. and Brainlab AG with respect to March 2016 private offering	8-K	000-54575	10.1	March 22, 2016

10.33	Form of Patent and Technology License Agreement by and between MRI Interventions, Inc. and Brainlab AG	8-K	000-54575	10.3	March 22, 2016

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.34	Form of Securities Purchase Agreement by and between the Company and the investors party thereto with respect to the August 2016 private offering	8-K	001-34822	10.1	September 1, 2016

10.35	Form of Securities Purchase Agreement by and between the Company and the investors party thereto with respect to the May 2017 private offering	8-K	001-34822	10.1	May 25, 2017

10.36	Form of Registration Rights Agreement by and between the Company and the investors party thereto with respect to the May 2017 private offering	8-K	001-34822	10.2	May 25, 2017

10.37+	2007 Stock Incentive Plan	10	000-54575	10.2	December 28, 2011

10.38+	2010 Incentive Compensation Plan	10	000-54575	10.4	December 28, 2011

10.39+	2010 Non-Qualified Stock Option Plan	10	000-54575	10.5	December 28, 2011

10.40+	MRI Interventions, Inc. 2012 Incentive Compensation Plan	10	000-54575	10.34	February 9, 2012

10.41+	MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan	Schedule 14A	000-54575	B	April 17, 2015

10.42+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Incentive Stock Option Agreement	10-Q	000-54575	10.53	August 14, 2013

10.43+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	10-Q	000-54575	10.54	August 14, 2013

10.44+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	10-Q	000-54575	10.55	August 14, 2013

10.45+	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.41	March 28, 2014

10.46+	MRI Interventions, Inc. Non-Employee Director Compensation Plan, as amended and restated by the Board of Directors of MRI Interventions, Inc. on December 12, 2017	8-K	001-34822	10.1	December 14, 2017

10.47+	Form of Indemnification Agreement	10	000-54575	10.8	December 28, 2011

10.48+	Employment Agreement, dated as of September 9, 2014, by and between Francis P. Grillo and MRI Interventions, Inc.	8-K	000-54575	10.1	September 11, 2014

10.49+	Employment Offer Letter between MRI Interventions, Inc. and Harold A. Hurwitz	10-Q	000-54575	10.1	May 7, 2015

10.50+	Non-Competition Agreement between Harold A. Hurwitz and MRI Interventions, Inc.	10-Q	000-54575	10.2	May 7, 2015

10.51+	Non-Disclosure and Proprietary Rights Agreement between Harold A. Hurwitz and MRI Interventions, Inc.	10-Q	000-54575	10.3	May 7, 2015

10.52+	Consulting Agreement dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-Q	000-54575	10.4	May 7, 2015

10.53+	Omnibus Amendment dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-Q	000-54575	10.5	May 7, 2015

10.54+	Second Amended and Restated Key Personnel Incentive Program	10-Q	000-54575	10.3	August 14, 2013

10.55+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.31	August 14, 2013

10.56+	Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.32	August 14, 2013

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.57+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Parag V. Karmarkar	10-Q	000-54575	10.33	August 14, 2013

10.58+	SurgiVision, Inc. Cardiac EP Business Participation Plan	10	000-54575	10.29	December 28, 2011

10.59+	Cardiac EP Business Participation Plan Award Agreement, dated June 3, 2010, by and between SurgiVision, Inc. and Nassir F. Marrouche	10	000-54575	10.30	December 28, 2011

10.60+	Non-Qualified Stock Option Agreement, effective as of November 10, 2012, granted by MRI Interventions, Inc. to Robert C. Korn	S-8	333-191908	99.3	October 25, 2013

10.61+	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Parag Karmarkar	10-K	000-54575	10.56	March 28, 2014

10.62+	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Paul A. Bottomley	10-K	000-54575	10.57	March 28, 2014

10.63+	Non-Qualified Stock Option Agreement, effective as of October 6, 2014, granted by MRI Interventions, Inc. to Francis P. Grillo	S-1	333-201471	10.63	January 13, 2015

10.64+	Non-Qualified Stock Option Agreement, effective as of November 10, 2014, granted by MRI Interventions, Inc. to Robert C. Korn	S-1	333-201471	10.64	January 13, 2015

10.65+	Non-Qualified Stock Option Agreement, effective as of December 1, 2014, granted by MRI Interventions, Inc. to Wendelin C. Maners	S-1	333-201471	10.65	January 13, 2015

10.66+	Non-Qualified Stock Option Agreement, effective as of March 30, 2015 granted by MRI Interventions, Inc. to Harold A. Hurwitz	10-Q	000-54575	10.1	August 10, 2015

10.67*+	Amendment No, 1 dated December 15, 2016 to Consulting Agreement dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-K	001-34822	10.78	March 9, 2017

10.68+	Amendment No. 2, dated April 1, 2017, to Consulting Agreement dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-Q	001-34822	10.2	May 9, 2017

10.69+	Separation, Transition and Consulting Agreement, dated as of October 6, 2017 by and between MRI Interventions, Inc. and Francis P. Grillo	8-K	001-34822	10.1	October 10, 2017

10.70+	Employment Agreement, dated as of October 6, 2017, by and between MRI Interventions, Inc. and Joseph Michael Burnett	8-K	001-34822	10.2	October 10, 2017

10.71+	Transition and Release Agreement, dated as of March 9, 2018 by and between MRI Interventions, Inc. and Wendelin Maners	10-Q	001-34822	10.1	May 5, 2018

21*	Subsidiaries of MRI Interventions, Inc.

23.1*	Consent of Cherry Bekaert LLP

24.1*	Power of Attorney (included on the signature pages hereto)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

†	Confidential treatment granted under Rule 24b-2 under the Securities Exchange Act of 1934. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the request for confidential treatment.

+	Indicates management contract or compensatory plan.

++	This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRI INTERVENTIONS, INC.

Date: April 1, 2019	/s/ Joseph M. Burnett
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

Signature	Title	Date

/s/ Joseph M. Burnett	President and Chief Executive Officer	April 1, 2019
Joseph M. Burnett	(Principal Executive Officer)

/s/ Harold A. Hurwitz	Chief Financial Officer	April 1, 2019
Harold A. Hurwitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kimble L. Jenkins	Chairman and Director	April 1, 2019
Kimble L. Jenkins

/s/ R. John Fletcher	Director	April 1, 2019
R. John Fletcher

/s/ Pascal E.R. Girin	Director	April 1, 2019
Pascal E.R. Girin

/s/ Timothy T. Richards	Director	April 1, 2019
Timothy T. Richards

/s/ John N. Spencer, Jr.	Director	April 1, 2019
John N. Spencer, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MRI Interventions, Inc.

Irvine, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MRI Interventions, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred net losses during the years ended December 31, 2018 and 2017 of approximately $6.2 million and $7.2 million, respectively. Additionally, cash used by operating activities for the years ended December 31, 2018 and 2017 was approximately $4.6 million and $6.0 million, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2008.

Tampa, Florida

April 1, 2019

MRI INTERVENTIONS, INC.

Consolidated Balance Sheets

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,101,133	$9,289,831
Accounts receivable, net	1,233,896	949,415
Inventory, net	2,105,976	2,314,184
Prepaid expenses and other current assets	213,684	192,727
Total current assets	6,654,689	12,746,157
Property and equipment, net	377,706	267,667
Software license inventory	801,900	871,900
Other assets	22,538	11,641
Total assets	$7,856,833	$13,897,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$500,929	$759,445
Accrued compensation	764,960	806,445
Other accrued liabilities	390,838	480,159
Derivative liabilities	—	95,786
Deferred product and service revenues	350,963	256,178
Senior secured note payable	—	2,000,000
Total current liabilities	2,007,690	4,398,013

Accrued interest	857,500	752,500
2010 junior secured notes payable, net of unamortized discount of $1,459,209 and $1,956,458 at December 31, 2018 and 2017, respectively	1,540,791	1,043,542
2014 junior secured notes payable, net of unamortized discount and deferred issuance costs aggregating $35,149 and $100,430 at December 31, 2018 and 2017, respectively	1,939,850	1,874,570
Total liabilities	6,345,831	8,068,625
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized at December 31, 2018 and 2017; none issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized at December 31, 2018 and 2017; 11,018,364 and 10,693,851 shares issued and outstanding at December 31, 2018 and 2017, respectively	110,183	106,937
Additional paid-in capital	108,600,405	106,757,920
Accumulated deficit	(107,199,586)	(101,036,117)
Total stockholders’ equity	1,511,002	5,828,740
Total liabilities and stockholders’ equity	$7,856,833	$13,897,365

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017

Revenues:
Product revenues	$6,685,020	$7,024,010
Service and other revenues	668,246	355,515
Total revenues	7,353,266	7,379,525
Cost of revenues	2,433,069	2,898,808
Research and development costs	2,310,139	2,813,733
Sales and marketing expenses	3,532,040	3,956,455
General and administrative expenses	4,325,786	4,046,366
Operating loss	(5,247,768)	(6,335,837)
Other income (expense):
Gain on change in fair value of derivative liabilities	64,318	24,728
Other income, net	364	16,682
Interest expense, net	(980,383)	(872,926)
Net loss	$(6,163,469)	$(7,167,353)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.56)	$(0.93)
Weighted average shares outstanding:
Basic and diluted	10,928,213	7,738,343

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2018 and 2017

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2017	3,622,032	$36,220	$93,076,475	$(93,868,764)	$(756,069)
Issuances of common stock:
Share-based compensation	354,391	3,544	1,242,057	–	1,245,601
Under contractual arrangements	88,333	883	501,149	–	502,032
Warrant exercises	4,095	40	11,169	–	11,209
May 2017 private placement, net of offering costs of $1,244,581	6,625,000	66,250	11,927,070	–	11,993,320
Net loss for the year	–	–	–	(7,167,353)	(7,167,353)
Balances, December 31, 2017	10,693,851	106,937	106,757,920	(101,036,117)	5,828,740
Issuances of common stock:
Share-based compensation	53,200	532	1,230,847	–	1,231,379
Under contractual arrangements	25,000	250	77,250	–	77,500
Warrant exercises	246,313	2,464	534,388	–	536,852
Net loss for the year				(6,163,469)	(6,163,469)
Balances, December 31, 2018	11,018,364	$110,183	$108,600,405	$(107,199,586)	$1,511,002

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(6,163,469)	$(7,167,353)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	109,439	116,454
Share-based compensation	1,231,379	1,245,601
Expenses paid through the issuance of common stock	77,500	502,032
Gain on change in fair value of derivative liabilities	(64,318)	(24,178)
Amortization of debt issuance costs and original issue discounts	562,529	426,358
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(284,481)	(83,472)
Inventory	122,220	(469,922)
Prepaid expenses and other current assets	(20,957)	(57,731)
Other assets	(10,897)	(999)
Accounts payable and accrued expenses	(284,322)	(512,362)
Deferred revenue	94,785	33,061
Net cash flows from operating activities	(4,630,592)	(5,992,511)
Cash flows from investing activities:
Purchases of property and equipment	(63,490)	(26,752)
Net cash flows from investing activities	(63,490)	(26,752)
Cash flows from financing activities:
Net proceeds from equity private placements and exercise of warrants	—	11,993,320
Exercise of warrants	505,384	—
Repayment of senior secured note	(2,000,000)	—
Net cash flows from financing activities	(1,494,616)	11,993,320
Net change in cash and cash equivalents	(6,188,698)	5,974,057
Cash and cash equivalents, beginning of year	9,289,831	3,315,774
Cash and cash equivalents, end of year	$3,101,133	$9,289,831

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$—
Interest	$210,722	$348,528

See notes to consolidated financial statements.

MRI INTERVENTIONS, INC.

Consolidated Statements of Cash Flows

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●	During the years ended December 31, 2018 and 2017, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $155,987 and $29,121, respectively from inventory to loaned systems, which are included in property and equipment in the accompanying consolidated balance sheets.

●	During the years ended December 31, 2018 and 2017, exercise of warrants (accounted for as derivatives) resulted in reductions in the balance of derivative liabilities and corresponding increases to stockholders’ equity amounting to $31,468 and $10,659, respectively.

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

The Company’s ClearPoint system, an integrated system comprised of capital equipment and disposable products, is designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. The Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2010 to market the ClearPoint system in the United States for general neurological interventional procedures. The Company’s ClearTrace system is a product candidate that is designed to allow catheter-based minimally invasive procedures in the heart to be performed in an MRI suite. Although still a product candidate, the Company has reduced its efforts to commercialize the ClearTrace system.

Liquidity and Management’s Plans

The Company has incurred net losses since its inception which has resulted in a cumulative deficit at December 31, 2018 of approximately $107 million. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements, the most recent such financing transaction being a May 2017 private placement of equity, which resulted in net proceeds of $12.0 million (the “2017 PIPE”).

The Company’s plans for the next twelve months reflect management’s anticipation of increases in revenues from sales of the ClearPoint system and related disposable products resulting from greater utilization at existing installed sites and the installation of the ClearPoint system at new sites, with resulting decreases in loss from operations and in cash flow used in operations. There is no assurance, however, that the Company will be able to achieve its anticipated results, and even in the event such results are achieved, the Company expects to continue to consume cash in its operations over at least the next twelve months.

As a result of the foregoing, the Company believes it will be necessary to seek additional financing from the sale of equity or debt securities, which would result in dilution to its current stockholders, from the establishment of a credit facility, or from the entry into an agreement with a strategic partner or some other form of collaborative relationship. There is no assurance, however, that the Company will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs. If the Company is not able to obtain the additional financing on a timely basis, the Company may be unable to achieve its anticipated results, and the Company may not be able to meet its other obligations as they become due. As such, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

Derivative Liabilities

Derivative liabilities at December 31, 2017 represented the fair value of conversion features of certain notes and of certain warrants to purchase common stock (see Note 8). These derivative liabilities were calculated utilizing the Monte Carlo simulation valuation method. Changes in the fair values of these warrants were recognized as other income or expense in the related consolidated statements of operations.

Fair Value Measurements

The Company measures and records certain financial assets and liabilities at fair value on a recurring basis. GAAP provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority, referred to as Level 1, to quoted prices in active markets for identical assets and liabilities. The next priority, referred to as Level 2, is given to quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active; that is, markets in which there are few transactions for the asset or liability, or inputs other than quoted prices that are observable for the asset or liability. The lowest priority, referred to as Level 3, is given to unobservable inputs. There are no amounts in the Company’s consolidated balance sheet at December 31, 2018, that were derived from fair value calculations. The table below reflects the level of the inputs used in the Company’s fair value calculations at December 31, 2017:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

December 31, 2017
Derivative liabilities – warrants	$—	$—	$79,286	$79,286
Derivative liabilities – debt conversion feature	$—	$—	$16,500	$16,500

Inputs used in the Company’s Level 3 calculation of fair value include the assumed dividend rate on the Company’s common stock, risk-free interest rates stock price volatility and the likelihood of a future equity financing transaction, all of which are further discussed in Note 8.

Carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

Inventory

Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. Items in inventory relate predominantly to the Company’s ClearPoint system. Software license inventory related to ClearPoint systems undergoing on-site customer evaluation is included in inventory in the accompanying consolidated balance sheets. All other software license inventory is classified as a non-current asset. The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potential obsolete items.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, principally five to seven years. Leasehold improvements are depreciated on a straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of its long-lived assets (finite-lived intangible assets and property and equipment). Whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable, the expected undiscounted future cash flows are compared to the net book value of the related assets. If the net book value of the related assets were to exceed the undiscounted expected future cash flows of the assets, the carrying amount would be reduced to the present value of the expected future cash flows and an impairment loss would be recognized. The Company has not recorded any impairment losses for the years ended December 31, 2018 or 2017.

Revenue Recognition

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

The Company’s revenues are comprised primarily of: (1) product revenues resulting from the sale of functional neurological products, and drug delivery and biologic products; (2) product revenues resulting from the sale of ClearPoint capital equipment; (3) functional neurosurgery and related service revenues resulting from the performance of product line commercialization planning and execution for a third party; (4) clinical case support revenues in connection with customer-sponsored clinical trials; and (5) revenues resulting from the rental, service, installation, training and shipping related to ClearPoint capital equipment. The Company recognizes revenue when control of the Company’s products and services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.

Lines of Business; Timing of Revenue Recognition

●	Functional neurosurgery product, and biologics and drug delivery systems product sales: Revenues from the sale of functional neurosurgery products (consisting of disposable products sold commercially and related to cases utilizing the Company’s ClearPoint system), and biologics and drug delivery systems (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing the ClearPoint system), are generally based on customer purchase orders, the predominance of which require delivery within one week of the order having been placed, and are generally recognized at the point at which legal title, and risks and rewards of ownership, along with physical possession, transfer to the customer.

●	Capital equipment sales

o	Capital equipment sales preceded by evaluation periods: The predominance of capital equipment sales (consisting of integrated computer hardware and software that are integral components of the Company’s ClearPoint system) are preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed and the systems have been in operation. Accordingly, revenue from capital equipment sales following such evaluation periods is at the point in time that the Company is in receipt of an executed purchase agreement or purchase order.

o	Capital equipment sales not preceded by evaluation periods: Revenue from sales of capital equipment not having been preceded by an evaluation period is recognized at the point in time that the equipment has been delivered to the customer.

For both types of capital equipment sales described above, the Company’s determination of the point in time at which to recognize revenue represents that point at which the customer has legal title, physical possession, and the risks and rewards of ownership, and the Company has a present right to payment.

●	Functional neurosurgery and related services: Revenues from functional neurosurgery and related services are recognized over the period of time such services are rendered.

●	Biologics and drug delivery services

o	Outsourced recruitment and/or designation of a clinical services liaison between Company and its customer: The Company recognizes revenue at the point in time that the liaison is either recruited or designated, which is the point at which the customer is able to direct, and obtain benefit from, use of the liaison. The Company made this determination based on the decision made by the customer to outsource this function to the Company, rather than to incur its own recruiting costs. Upon such recruitment or designation, the liaison becomes the customer’s outsourced clinical support services coordinator.

o	Outsourced technical clinical support of cases performed pursuant to customer-sponsored clinical trials: The Company recognizes revenue at the point in time a clinical trial case is performed based on the allocated per-case transaction price.

o	Other related services: The Company recognizes revenue for such services at the point in time that the performance obligation has been satisfied.

●	Capital equipment-related services

o	Rental, service and other revenues: Revenues from rental of ClearPoint capital equipment are recognized ratably on a monthly basis over the term of the rental agreement, which is less than one year. Revenue from service of ClearPoint capital equipment previously sold to customers is based on agreements with terms ranging from one to three years and revenue is recognized ratably on a monthly basis over the term of the service agreement. A time-elapsed output method is used for rental and service revenues because the Company transfers control evenly by providing a stand-ready service.

o	Installation, training and shipping: Consistent with the Company’s recognition of revenue for capital equipment sales as described above, fees for installation, training and shipping fees in connection with sales of capital equipment that have been preceded by customer evaluation periods are recognized as revenue at the point in time the Company is in receipt of an executed purchase order for the equipment. Installation, training and shipping fees related to capital equipment sales not having been preceded by an evaluation period are recognized at the point in time that the related services are performed.

The Company operates in one industry segment, and substantially all its sales are to U.S.-based customers.

Payment terms under contracts with customers generally are in a range of 30-60 days after the customers’ receipt of the Company’s invoices.

The Company provides a one-year warranty on its functional neurosurgery products, biologics and drug delivery systems products, and capital equipment products that are not otherwise covered by a third-party manufacturer’s warranty. The Company’s contracts with customers do not provide for a right of return other than for product defects.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Such assets and liabilities are measured using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At December 31, 2018, the Company had approximately $143,000 in bank balances that were in excess of the insured limits.

Information with respect to accounts receivable from those customers who comprised more than 10% of accounts receivable at December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
Customer – 1	17%	10%
Customer – 2	12%	–

Prior to granting credit, the Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts at December 31, 2018 and 2017 was $38,000 and $29,000, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments, that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This standard is effective for the Company beginning in 2019, and early application is permitted. The Company currently has two leases for manufacturing and office space that would be subject to the provisions of ASU 2016-02. The Company believes that adoption of ASC Topic 842 (as amended by ASC 2017-13) will result in the establishment on the Company’s consolidated balance sheet of an asset and liability for each such lease, but that neither such assets and liabilities nor the resulting lease expense recognition will have a material effect on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception,” which, among other items, changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The standard is effective for the Company beginning in 2019, and early adoption is permitted. Because the derivative liabilities described in Note 8, all of which the Company believes are included in the scope of the standard, expired during the year ended December 31, 2018, the Company believes that adoption of the standard on its effective date will not have a material effect on the Company’s consolidated financial statements.

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

3.	Revenue Recognition

Revenue by Service Line

	Years Ended December 31,
	2018	2017
Products:
Disposable products:
Functional neurosurgery	$5,313,041	$5,233,092
Biologics and drug delivery	951,940	675,809
Capital equipment	420,039	1,115,109
Total product revenue	6,685,020	7,024,010
Services:
Functional neurosurgery	100,000	—
Biologics and drug delivery	175,223	—
Capital equipment and other	393,023	355,515
Total service revenue	668,246	355,515
Total revenue	$7,353,266	$7,379,525

Contract Balances

●	Contract assets – Substantially all the Company’s contracts with customers are based on customer-issued purchase orders for distinct products or services. Customers are billed upon delivery of such products or services, and the related contract assets comprise the accounts receivable balances included in the accompanying condensed consolidated balance sheets.

●	Contract liabilities – The Company generally bills and collects capital equipment-related service fees at the inception of the service agreements, which have terms ranging from one to three years. The unearned portion of such service fees are classified as deferred revenue.

During the year ended December 31, 2018, the Company recognized capital equipment-related service revenue of $142,605 which was previously included in deferred revenue in the accompanying consolidated balance sheet at December 31, 2017.

In connection with one customer contracts, the Company bills the customer for certain product the customer ordered and is committed to purchase, but which is shipped at a future date. At December 31, 2018, such billings amounted to $8,000, which amount is included in each of accounts receivable and deferred revenue in the accompanying condensed consolidated balance sheet. There were no such billings at December 31, 2017.

Remaining Performance Obligations

The Company’s contracts with customers, other than capital equipment-related service agreements discussed below, are predominantly of terms less than one year. Accordingly, the transaction price of remaining performance obligations related to such contracts at December 31, 2018 are not material.

Revenue with respect to remaining performance obligations related to capital equipment-related service agreements with original terms in excess of one year amounted to $303,912 at December 31, 2018. The Company expects to recognize this revenue within the next three years.

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

4.	Inventory

Inventory consists of the following as of December 31:

	2018	2017
Raw materials and work in process	$1,219,753	$1,167,142
Software licenses	122,500	52,500
Finished goods	763,723	1,094,542
Inventory included in current assets	2,105,976	2,314,184
Software licenses – non-current	801,900	871,900
	$2,907,876	$3,186,084

5.	Property and Equipment

Property and equipment consist of the following as of December 31:

	2018	2017
Equipment	$1,176,038	$1,151,543
Furniture and fixtures	112,143	112,143
Leasehold improvements	190,875	179,999
Computer equipment and software	148,017	148,017
Loaned systems	468,782	348,473
	2,095,855	1,940,175
Less accumulated depreciation and amortization	(1,718,149)	(1,672,508)
Total property and equipment, net	$377,706	$267,667

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2018 and 2017 was $109,439 and $116,454, respectively. Loaned systems are ClearPoint systems that are in operation at customer sites on an evaluation basis.

6.	Notes Payable

Senior Secured Note Payable

The indebtedness outstanding under the senior secured note payable to Brainlab, originally issued to Brainlab on April 5, 2011, and subsequently amended and restated on March 6, 2013 and April 4, 2016 (the “Brainlab Note”), at December 31, 2017 was $2.0 million and had a maturity date of December 31, 2018. Interest, at an annual rate of 5.5%, was payable quarterly in arrears. On September 25, 2018, the Company repaid all the outstanding debt, together with interest. In connection with the repayment, the security agreement, under which the Brainlab Note had been collateralized by all the assets of the Company, was terminated.

2014 Junior Secured Notes Payable

The indebtedness outstanding under the 2014 Junior Secured Notes Payable (the “2014 Secured Notes”) at each of December 31, 2018 and 2017 was $1.975 million. On September 25, 2018, the Company entered into an amendment (the “Third Omnibus Amendment”) with the holder of the 2014 Secured Notes representing a majority of the aggregate principal balance of such notes (the “Majority Note Holder”) who, under the terms of the 2014 Secured Notes, has the ability to amend any term of the 2014 Secured Notes. Pursuant to the Third Omnibus Amendment, the Majority Note Holder and the Company agreed to extend the maturity date of all the 2014 Secured Notes by eighteen months from their original maturity date in March 2019 to September 2020. No other terms of the 2014 Secured Notes were modified. The 2014 Secured Notes bear interest at an annual rate of 12%, payable semi-annually in arrears, and are collateralized by a first-priority security interest in all the Company’s assets.

Under the terms of a securities purchase agreement, the 2014 Secured Notes were issued in a private placement that included warrants (the “investor warrants”) to purchase 0.01 shares of the Company’s common stock for each dollar in principal amount. Under GAAP, the Company allocated the private placement proceeds proportionately between the 2014 Secured Notes and the investor warrants based on their relative fair values, with the amount allocated to the fair value of the investor warrants recorded as equity and as a discount to the carrying amount at the date of issuance. This discount is being amortized to interest expense over the contractual life, as amended as described above, of the 2014 Secured Notes using the effective interest method. The unamortized discount at December 31, 2018 and 2017 was $23,719 and $67,770, respectively. The carrying amount of the 2014 Secured Notes in the accompanying consolidated balance sheets is also presented net of deferred financing costs, as discussed further below.

The Company’s placement agents earned cash commissions of $145,500 as well as warrants (the “placement agent warrants”) to purchase shares of the Company’s common stock. The placement agent warrants have the same terms and conditions as the investor warrants. The placement agent cash commissions, the fair value of the placement agent warrants, and other offering expenses were recorded as deferred financing costs and are presented as reductions of the carrying amount of the 2014 Secured Notes in the accompanying consolidated balance sheets. These deferred financing costs, having an unamortized balance of $11,430 and $32,660 at December 31, 2018 and 2017, respectively, are being amortized to interest expense over the contractual life, as amended as described above, of the 2014 Secured Notes using the effective interest method.

2010 Junior Secured Notes Payable

The indebtedness outstanding under the 2010 Junior Secured Notes Payable (the “2010 Secured Notes”) at each of December 31, 2018 and 2017 was $3.0 million. The 2010 Secured Notes accrue interest at an annual rate of 3.5% and are collateralized by a security interest in all the Company’s assets, which security interest is junior and subordinate to the security interest that collateralizes the 2014 Secured Notes. All outstanding principal and interest on the 2010 Secured Notes will be due and payable in a single payment upon maturity in November 2020.

Under the terms of a securities purchase agreement, the 2010 Secured Notes were issued in a private placement of units that included the 2010 Secured Notes and one share of the Company’s common stock. Under GAAP, the Company allocated the $3.0 million in proceeds from the sale of the units between the 2010 Secured Notes and the shares of common stock based on their relative fair values. The amount allocated to the value of the shares of common stock was recorded as equity and as a discount to the carrying value of the 2010 Secured Notes at their date of issuance. The unamortized discount at December 31, 2018 and 2017 was $1,459,209 and $1,956,458, respectively. This discount is being amortized to interest expense over the 10-year term of the notes using the effective interest method.

At each of December 31, 2018 and 2017, the Company’s chairman of the board of directors and one of the Company’s officers held 2010 Secured Notes, which they purchased at the date of original issuance having an aggregate principal balance of $197,000.

Scheduled Notes Payable Maturities

Scheduled principal payments as of December 31, 2018 with respect to notes payable are summarized as follows:

Years ending December 31,
2019	$—
2020	4,975,000
Total scheduled principal payments	4,975,000
Less unamortized discounts	(1,482,929)
Less unamortized deferred financing costs	(11,430)
$3,480,641

7.	Stockholders’ Equity

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

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her director fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing the product of: (i)(a) the fees otherwise payable to each director in cash, times (b) the percentage of fees the director elected to receive in shares of common stock, by (ii) the volume weighted average price per share of common stock over the last five trading days of the quarter. During the years ended December 31, 2018 and 2017, 57,386 shares and 14,650 shares, respectively, were issued to directors as payment for director fees, amounting to $113,665 and $37,740, in 2018 and 2017, respectively, in lieu of cash.

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

Since June 2015, the Company has granted share-based awards under the MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “2013 Plan”). Under the 2013 Plan, a total of 1,956,250 shares of the Company’s common stock are reserved for issuance. Of this amount, stock grants of 181,438 shares have been awarded and option grants, net of options terminated, expired or forfeited, of 903,820 shares were outstanding as of December 31, 2018. Accordingly, 870,992 shares remained available for grants under the 2013 Plan as of that date.

Activity with respect to stock options issued by the Company is summarized as follows:

	Options Outstanding	Options Exercisable	Range of Exercise Prices		Weighted- average Exercise price per share	Intrinsic Value (1)
Outstanding at January 1, 2017	337,441		$5.00	$385.60	$42.07	—
Exercisable at January 1, 2017		245,989	$5.00	$385.60	$38.71	—
Activity during the year ended December 31, 2017
Granted	940,875		$1.95	$6.40	$2.58	$78,486
Cancelled or forfeited	(40,117)		$5.00	$385.60	$35.74	—
Outstanding at December 31, 2017	1,238,199		$1.95	$385.60	$12.47	$78,486
Exercisable at December 31, 2017		567,210				—
Activity during the year ended December 31, 2018
Granted	167,500		$1.40	$2.18	$1.81	$11,050
Cancelled or forfeited	(19,303)		$1.95	$385.60	$18.77
Outstanding at December 31, 2018	1,386,396		$1.40	$385.60	$11.09	$11,050
Exercisable at December 31, 2018		1,006,113

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

The following table summarizes information about stock options at December 31, 2018 (contractual life expressed in years):

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price
$1.40	$45.20	1,310,489	8.36	$7.70	930,300	8.09	$16.08
$46.40	$83.60	75,771	2.88	$69.09	75,677	2.88	$69.11
$128.00	$385.60	136	0.88	$385.60	136	0.88	$363.21
		1,386,396	9.18	$12.47	1,006,113	7.70	$16.08

The weighted average grant date fair value of options granted during the years ended December 31, 2018 and 2017 was $0.95 and $0.85, respectively. A summary of the status of the Company’s nonvested stock options during the years ended December 31, 2018 and 2017 is presented below:

Nonvested Stock Options	Shares	Weighted - Average Grant Date Fair Value
Nonvested, January 1, 2017	91,452	$10.53
Activity during the year ended December 31, 2017
Granted	940,875	$0.85
Forfeited	(17,619)	$16.50
Vested	(343,719)	$3.09
Nonvested, December 31, 2017	670,989	$1.45
Activity during the year ended December 31, 2018
Granted	167,500	$0.95
Forfeited	(15,327)	$25.22
Vested	(442,879)	$1.71
Nonvested, December 31, 2018	380,283	$0.94

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the years ended December 31, 2018 and 2017, share-based compensation expense was:

Years Ended December 31,
2018	2017
$1,231,379	$1,245,601

As of December 31, 2018, approximately $523,000 of unrecognized compensation cost related to share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The assumptions used in calculating the fair value under the Black-Scholes option-pricing model are as follows:

	Years Ended December 31,
	2018	2017
Dividend yield	0%	0%
Expected Volatility	51.58% to 54.21%	51.77% to 52.98%
Risk free Interest rates	2.77% to 3.00%	2.04% to 2.25%
Expected lives (in years)	5.8	6.0

Warrants

Warrants have generally been issued in connection with financing transactions and for terms of up to five years. Common stock warrant activity for the years ended December 31, 2018 and 2017 is as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2017	1,991,293	$13.00
Activity during the year ended December 31, 2017
Issued	7,134,200	$2.20
Exercised	(8,207)	$2.00
Terminated	(168,208)	$17.64
Outstanding at December 31, 2017	8,949,078	$4.12	(1)
Activity during the year ended December 31, 2018
Issued	—	—
Exercised	(221,773)	$2.15
Terminated	(50,824)	$6.64
Outstanding at December 31, 2018	8,676,481	$4.17

(1)	The weighted-average exercise price reflects exercise price adjustments triggered by the 2017 PIPE.

Information regarding outstanding warrants at December 31, 2018 is as follows (contractual life expressed in years):

Exercise Price	Number Outstanding	Weighted - Average Remaining Contractual Life	Intrinsic Value (1)
$1.83	1,540	1.96	$—
$2.20	6,953,848	3.40	—
$5.50	1,123,705	2.67	—
$16.23	242,021	1.96	—
$21.10	152,084	1.96	—
$34.32	185,779	0.98	—
$40.00	875	1.07	—
$70.00	16,629	0.23	—
	8,676,481	3.18	$—

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at December 31, 2018 less the warrant exercise price of in-the-money warrants.

8.	Derivative Liabilities

Derivative liabilities at December 31, 2017 arose from an amendment the Company entered into with Brainlab, with respect to the Brainlab Note and related warrants (the “Brainlab warrants”), the provisions of which created: (a) a conversion feature allowing for $500,000 the principal balance of the Brainlab Note to be converted in a Qualified Public Offering, as defined in the amendment, at a public offering price that may be less than market value per share of the Company’s common stock; (b) down round strike price protection with respect to Brainlab warrants; and (c) warrants, issued in 2013, that contained net-cash settlement and down-round provisions (the “2013 warrants”). The conversion feature and the Brainlab warrants described herein terminated unexercised pursuant to the Company’s September 2018 repayment of the Brainlab Note as discussed in Note 6. The 2013 warrants expired in January 2018.

The fair values and the changes in fair values of derivative liabilities during the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017
Balance, beginning of period	$95,786	$131,173
Reduction from warrant exercise	(31,468)	(11,209)
Gain on change in fair value for the period	(64,318)	(24,178)
Balance, end of period	$—	$95,786

9.	Income Taxes

The Company had no income tax expense for the years ended December 31, 2018 and 2017. Due to uncertainties surrounding the realization of its deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred income tax assets. If it is determined in the future that it is more likely than not that any deferred income tax assets are realizable, the valuation allowance will be reduced by the estimated net realizable amounts. For the year ended December 31, 2018, the valuation allowance increased by $2.8 million, based on changes in deferred tax assets and liabilities. For the year ended December 31, 2017, the valuation allowance decreased by approximately $14.9 million, due primarily to the effects of reduced corporate income tax rates effected under the Tax Act, which were partially offset by changes in deferred tax assets and liabilities.

The tax effect of temporary differences and net operating losses that give rise to components of deferred income tax assets and liabilities consist of the following:

	As of December 31,
	2018	2017
Deferred income tax assets (liabilities):
Property and equipment	$74,447	$58,036
Accrued expenses	297,700	224,546
Share based compensation	1,926,408	1,803,943
Other	90,910	(912,575)
Net operating loss carryforwards	20,080,697	18,535,794
	22,470,162	19,709,744
Less valuation allowance	(22,470,162)	(19,709,744)
	$—	$—

The Company had a cumulative federal net operating loss of approximately $86 million as of December 31, 2018, which will begin expiring in 2019. Under Sections 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation,” as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the Company. The Company has not determined whether such an ownership change has occurred. However, given the equity transactions in which the Company has engaged, the Company believes that the use of the net operating losses shown as deferred tax assets will be significantly limited.

Management has evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes and determined the Company has no uncertain tax positions that could have a significant impact on its consolidated financial statements. The Company’s federal income tax return for 2015 and subsequent years remain open for examination.

10.	Commitments

Leases

The Company leases space in Irvine, California that houses its headquarters and manufacturing facility under a non-cancellable operating lease. The lease expires in September 2023. The Company has the option to renew the lease for two additional periods of five years each.

Future minimum lease payments for operating leases having an initial or remaining non-cancellable lease term in excess of one year are as follows:

Years ending December 31,
2019	$102,942
2020	106,030
2021	109,211
2022	112,487
2023	86,249
Total minimum payments	$516,919

Rent expense under all operating leases was $94,907 and $91,513 for the years ended December 31, 2018 and 2017, respectively.

Licenses

Certain license arrangements require minimum royalty payments. As of December 31, 2018, future minimum payments under these arrangements are as follows:

Years ending December 31,
2019	$60,000
2020	60,000
2021	50,000
2022	50,000
2023	50,000
Thereafter	260,000
Total minimum payments	$530,000

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

Under the license agreement described above, the Company incurred royalty expense of $40,000 for each of the years ended December 31, 2018 and 2017.

Technical Service and Training Agreements

The Company is a party to agreements with a university, which agreements were amended in January 2018, under which the Company may receive technical and training services. Pursuant to the terms of the amended agreements, the Company incurred expense of approximately $37,146 and $35,561 for technical research services during the years ended December 31, 2018 and 2017, respectively.

Software License Agreements

The Company is a party to a Master Services and Licensing Agreement (as amended, the “Master Software Agreement”) with Merge Healthcare Canada Corp. f/k/a Cedara Software Corp. (“Merge”) under which the Company may internally perform development, maintenance and support of its ClearPoint system software that was originally developed for the Company by Merge, utilizing certain of its own pre-existing software code. Under the Master Software Agreement, the Company received a non-exclusive, worldwide license to Merge’s software code, in exchange for which the Company agreed to pay Merge a license fee for each copy of the ClearPoint system software that the Company sells in which the Merge code is embedded, subject to a minimum license purchase commitment (the “Minimum License Purchase”) that the Company satisfied in 2013. The per license cost is charged to costs of sales based on the Company’s sales of the ClearPoint system software in which the Merge code is embedded. The Company will have an obligation to pay Merge a license fee for each copy of the ClearPoint system software in which the Merge code is embedded that the Company sells in excess of the licenses it purchased under the Minimum License Purchase.

In connection with the development of ClearPoint 2.0, the Company’s most recent software platform, which received FDA clearance in November 2018 and is in limited market release, the Company entered into two additional agreements under which it received worldwide, non-exclusive licenses to software code related to certain functional elements of ClearPoint 2.0, for which the Company is committed to pay royalties for each copy of its ClearPoint 2.0 system sold, or in certain cases, loaned by to end-users.

Royalties incurred by the Company under the software license agreements described above during the years ended December 31, 2018 and 2017 amounted to $107,200 and $122,500, respectively.

Minimum Purchase Commitments

On October 16, 2018 (the “Effective Date”), the Company entered into a distribution agreement and a license agreement with a third-party for the purchase of integrated hardware and software systems and related disposable products. The agreements subject the Company to minimum purchase commitments for the systems and disposable products for approximately the next five years following the Effective Date.

Cardiac EP Business Participation Plan

The Company is party to agreements under which it may provide a key product development advisor and consultant with financial rewards in the event that the Company sells its business operations relating to catheter-based MRI-guided cardiac ablation to treat cardiac arrhythmias (“Cardiac EP Operations”). In the event the Company sells its Cardiac EP Operations, whether on a stand-alone basis or as part of the sale of the Company, the participant will receive a payment under the plan equal to: (i) the transaction value paid for or allocated to the Cardiac EP Operations in the sale, multiplied by (ii) the participant’s “participation interest” at the time of the sale. The participant was initially awarded a participation interest of 6.6%. However, pursuant to the terms of the plan, the participation interest is equitably reduced from time to time to take into account equity financing transactions in which the Company issues shares of its common stock, or securities convertible into shares of its common stock, in exchange for cash proceeds. At December 31, 2018, the participation interest was 0.47%. The plan will terminate in June 2025.

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

Key Personnel Incentive Program

Under the terms of the Company’s Key Personnel Incentive Program (as amended, “KPIP”), two participants, one a consultant to the Company and a former non-employee director of the Company, and the other a former employee of the Company, will each be entitled to receive a $1 million payment in the event of a sale of the Company. In addition, one of the participants will be entitled to receive a payment equal to $700,000 in the event the net proceeds from a sale of the Company exceeds $50,000,000. If a sale of the Company has not occurred by December 31, 2025, KPIP will terminate.

