Form 10-Q
period 2019-03-31
MRI INTERVENTIONS, INC.
filed 2019-05-13
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
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

As of April 30, 2019, there were 11,067,207 shares of common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” as defined under the United States federal securities laws. The forward-looking statements are contained principally in the section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

You should refer to the section titled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we filed with the SEC on April 1, 2019, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Quarterly Report, except to the extent required by applicable securities laws.

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,491,670	$3,101,133
Accounts receivable, net	1,266,797	1,233,896
Inventory, net	2,024,935	2,105,976
Operating lease rights of use, current portion	98,668	–
Prepaid expenses and other current assets	199,576	213,684
Total current assets	6,081,646	6,654,689

Property and equipment, net	498,783	377,706
Software license inventory	679,400	801,900
Operating lease rights of use	355,176	–
Other assets	10,639	22,538
Total assets	$7,625,644	$7,856,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$502,986	$500,929
Accrued compensation	667,768	764,960
Operating lease liabilities, current portion	104,127	–
Other accrued liabilities	319,654	390,838
Deferred revenue	679,485	350,963
Total current liabilities	2,274,020	2,007,690

Accrued interest	892,125	857,500
2014 junior secured notes payable, net	1,944,871	1,939,850
Operating lease liabilities	367,061	–
2010 junior secured notes payable, net	1,704,948	1,540,791
Total liabilities	7,183,025	6,345,831
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	–	–
Common stock, $0.01 par value; 200,000,000 shares authorized; 11,067,207 shares issued and outstanding at March 31, 2019; and 11,018,364 issued and outstanding at December 31, 2018	110,672	110,183
Additional paid-in capital	108,752,502	108,600,405
Accumulated deficit	(108,420,555)	(107,199,586)
Total stockholders’ equity	442,619	1,511,002
Total liabilities and stockholders’ equity	$7,625,644	$7,856,833

See accompanying notes to Condensed Consolidated Financial Statements.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended March 31,
	2019	2018
Revenues:
Product revenues	$2,163,953	$1,538,598
Service and other revenues	308,564	84,768
Total revenues	2,472,517	1,623,366
Cost of revenues	886,481	588,967
Research and development costs	584,540	546,328
Sales and marketing expenses	1,040,712	962,214
General and administrative expenses	933,033	952,951
Operating loss	(972,249)	(1,427,094)
Other income (expense):
Gain from change in fair value of derivative liabilities	–	34,443
Other income (expense), net	5,629	(794)
Interest expense, net	(254,105)	(247,472)
Net loss	$(1,220,725)	$(1,640,917)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.15)
Weighted average shares outstanding:
Basic and diluted	11,044,125	10,741,618

See accompanying notes to Condensed Consolidated Financial Statements.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

For The Three Months Ended March 31, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2019	11,018,364	110,183	108,600,405	(107,199,586)	1,511,002
Cumulative adjustment for adoption of new accounting standard	–	–	–	(244)	(244)
Issuances of common stock:
Share-based compensation	28,462	285	152,301	–	152,586
Warrant exercises	20,381	204	(204)	–	–
Net loss for the period	–	–	–	(1,220,725)	(1,220,725)
Balances, March 31, 2019	11,067,207	$110,672	$108,752,502	$(108,420,555)	$442,619

For The Three Months Ended March 31, 2018
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2018	10,693,851	$106,937	$106,757,920	$(101,036,117)	$5,828,740
Issuances of common stock:
Share-based compensation	9,298	93	273,964	–	274,057
Under contractual arrangements	25,000	250	77,250	–	77,500
Warrant exercises	97,747	978	209,028	–	210,006
Net loss for the period	–	–	–	(1,640,917)	(1,640,917)
Balances, March 31, 2018	10,825,896	$108,258	$107,318,162	$(102,677,034)	$4,749,386

See accompanying notes to Condensed Consolidated Financial Statements.

MRI INTERVENTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,220,725)	$(1,640,917)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	34,640	31,623
Share-based compensation	152,586	247,464
Expenses paid through the issuance of common stock	–	77,500
Gain from change in fair value of derivative liabilities	–	(34,443)
Amortization of debt issuance costs and original issue discounts	169,179	136,429
Amortization of lease rights of use, net of accretion in lease liabilities	25,630	–
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(32,901)	39,306
Inventory, net	47,824	(297,280)
Prepaid expenses and other current assets	14,108	39,556
Other assets	11,899	(19,475)
Accounts payable and accrued expenses	(113,937)	(500,899)
Lease liabilities	(26,289)	–
Deferred revenue	328,523	(39,546)
Net cash flows from operating activities	(609,463)	(1,960,682)
Cash flows from investing activities:
Purchases of property and equipment	–	(20,646)
Net cash flows from investing activities	–	(20,646)

Cash flows from financing activities:
Proceeds from warrant exercises	–	205,131
Net cash flows from financing activities	–	205,131
Net change in cash and cash equivalents	(609,463)	(1,776,197)
Cash and cash equivalents, beginning of period	3,101,133	9,289,831
Cash and cash equivalents, end of period	$2,491,670	$7,513,634

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$–	$–
Interest	$291,032	$146,611

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●	On January 1, 2019, the Company adopted the provisions of Topic 842 within the Accounting Standards Codification, which resulted in the establishment of operating lease right-of-use assets and operating lease liabilities, each in the aggregate amount of $480,395 (see Notes 2 and 6).

●	During the three months ended March 31, 2019 and 2018, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $155,717 and $131,201, respectively, from loaned systems, which are included in property and equipment in the accompanying condensed consolidated balance sheets, to inventory.

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

Liquidity and Management’s Plans

The Company has incurred net losses since its inception which has resulted in a cumulative deficit at March 31, 2019 of $108 million. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements.

The Company’s plans for the next twelve months reflect management’s anticipation of increases in revenues from sales of the ClearPoint System and related disposable products resulting from greater utilization at existing installed sites and the installation of the ClearPoint system at new sites. Management also anticipates that growth in operating expenses will be modest in comparison to the anticipated growth in revenues, with resulting decreases in loss from operations and in cash used in operations. There is no assurance, however, that the Company will be able to achieve its anticipated results, and even in the event such results are achieved, the Company expects to continue to consume cash in its operations over at least the next twelve months.

As discussed in Note 9, in May 2019 the Company entered into Securities Purchase Agreement with certain accredited investors under which such investors have committed to purchase a minimum of approximately 1,743,068 shares of the Company’s common stock at $3.10 per share. The Company anticipates that the sales under the Securities Purchase Agreement will close on or about May 17, 2019. Accordingly, the Company expects to receive minimum proceeds of approximately $5.4 million, before deducting offering expenses aggregating approximately $100,000. In management’s opinion, such proceeds, when combined with the Company’s cash and cash equivalent balances at March 31, 2019, are sufficient to support the Company’s operations for at least the next twelve months.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2018 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed

MRI Interventions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 1, 2019 (the “2018 Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three months ended March 31, 2019 may not be indicative of the results to be expected for the entire year or any future periods.

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

Revenue Recognition

The Company’s revenues are comprised primarily of: (1) product revenues resulting from the sale of functional neurosurgical products, and drug delivery and biologic products; (2) product revenues resulting from the sale of ClearPoint capital equipment; (3) functional neurosurgery and related service revenues resulting from the performance of product line commercialization planning and execution for a third party; (4) clinical case support revenues in connection with customer-sponsored clinical trials; and (5) revenues resulting from the rental, service, installation, training and shipping related to ClearPoint capital equipment. The Company recognizes revenue when control of the Company’s products and services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.

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

MRI Interventions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

MRI Interventions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At March 31, 2019, the Company had no amounts in bank balances that were in excess of the insured limits.

Information with respect to customers that accounted for sales in excess of 10% of total sales in the three-month periods ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Customer - 1	15%	13%

Information with respect to accounts receivable from those customers who comprised more than 10% of accounts receivable at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Customer – 1	10%	17%
Customer – 2	10%	12%

Prior to granting credit, the Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts was $38,000 at each of March 31, 2019 and December 31, 2018.

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

Adoption of New Accounting Standard – Leases

Effective January 1, 2019, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-02, “Leases,” which created a new Topic 842 within the Accounting Standards Codification. Topic 842 established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments, that arise from leases.

See Note 6 for additional information regarding leases.

MRI Interventions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Revenue Recognition

Revenue by Service Line

	Three Months Ended March 31,
	2019	2018
Products:
Disposable products:
Functional neurosurgery	$1,604,645	$1,161,335
Biologics and drug delivery	284,910	198,465
Capital equipment	274,399	178,798
Total product revenue	2,163,953	1,538,598
Services:
Capital equipment and other	211,202	84,768
Biologics and drug delivery	97,362	–
Total service revenue	308,564	84,768
Total revenue	$2,472,517	$1,623,366

Contract Balances

●	Contract assets – Substantially all the Company’s contracts with customers are based on customer-issued purchase orders for distinct products or services. Customers are billed upon delivery of such products or services, and the related contract assets comprise the accounts receivable balances included in the accompanying condensed consolidated balance sheets.

●	Contract liabilities – The Company generally bills and collects capital equipment-related service fees at the inception of the service agreements, which have terms ranging from one to three years. The unearned portion of such service fees are classified as deferred revenue.

During the three months ended March 31, 2019, the Company recognized capital equipment-related service revenue of $69,749 which was previously included in deferred revenue in the accompanying condensed consolidated balance sheet at December 31, 2018.

In connection with one customer contract, the Company bills the customer for certain product the customer ordered and is committed to purchase, but which is shipped at a future date. At March 31, 2019, such billings amounted to $212,500, which amount is included in each of accounts receivable and deferred revenue in the accompanying condensed consolidated balance sheet.

Remaining Performance Obligations

The Company’s contracts with customers, other than capital equipment-related service agreements discussed below, are predominantly of terms less than one year. Accordingly, the transaction price of remaining performance obligations related to such contracts at March 31, 2019 are not material.

Revenue with respect to remaining performance obligations related to capital equipment-related service agreements with original terms in excess of one year amounted to $253,881 at March 31, 2019. The Company expects to recognize this revenue within the next three years.

MRI Interventions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	Inventory

Inventory consists of the following as of:

	March 31, 2019	December 31, 2018
Raw materials and work in process	$1,212,000	$1,219,753
Software licenses	210,000	122,500
Finished goods	602,935	763,723
Inventory, net, included in current assets	2,024,935	2,105,976
Software licenses – non-current	679,400	801,900
Total	$2,704,335	$2,907,876

5.	Notes Payable

Senior Secured Note Payable

On September 25, 2018, the Company repaid in full all the outstanding debt, together with interest, under the senior secured note payable to Brainlab (the “Brainlab Note”). The Brainlab Note had a maturity date of December 31, 2018, and interest was payable quarterly in arrears at an annual rate of 5.5%. In connection with the repayment, the security agreement under which the Brainlab Note had been collateralized by all the assets of the Company was terminated.

2014 Junior Secured Notes Payable

The indebtedness outstanding under the 2014 Junior Secured Notes Payable (the “2014 Secured Notes”) at each of March 31, 2019 and December 31, 2018 was $1.975 million. The 2014 Secured Notes bear interest at an annual rate of 12%, payable semi-annually in arrears, are collateralized by a first-priority security interest in all the Company’s assets and are due in September 2020.

The carrying amount of the 2014 Secured Notes in the accompanying condensed consolidated balance sheets is presented net of a discount and unamortized issuance costs, as discussed further below.

The discount related to the 2014 Secured Notes, arising from warrants issued to noteholders at issuance of the 2014 Secured Notes, is being amortized to interest expense over the contractual life of the notes using the effective interest method. The unamortized discount at March 31, 2019 and December 31, 2018 was $20,331 and $23,719, respectively.

The deferred financing costs, arising from warrants issued to the placement agents at issuance of the 2014 Secured Notes, have an unamortized balance of $9,798 and $11,430 at March 31, 2019 and December 31, 2018, respectively, and are being amortized to interest expense over the contractual life of the notes using the effective interest method.

2010 Junior Secured Notes Payable

The indebtedness outstanding under the 2010 Junior Secured Notes Payable (the “2010 Secured Notes”) at each of March 31, 2019 and December 31, 2018 was $3.0 million. The 2010 Secured Notes accrue interest at an annual rate of 3.5% and are collateralized by a security interest in all the Company’s assets, which security interest is junior and subordinate to the security interest that collateralizes the 2014 Secured Notes. All outstanding principal and interest on the 2010 Secured Notes will be due and payable in a single payment upon maturity in November 2020.

The carrying amount of the 2010 Secured Notes in the accompanying condensed consolidated balance sheets is presented net of a discount arising from shares issued to the noteholders at issuance of the 2010 Secured Notes. The unamortized discount at March 31, 2019 and December 31, 2018 was $1,295,052 and $1,459,209, respectively. This discount is being amortized to interest expense over the term of the notes using the effective interest method.

MRI Interventions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At each of March 31, 2019 and December 31, 2018, the Company’s Chairman and one of the Company’s officers held 2010 Secured Notes they purchased at the date of original issuance having an aggregate principal balance of $197,000.

Scheduled Notes Payable Maturities

Scheduled principal payments as of March 31, 2019 with respect to notes payable are summarized as follows:

Years ending December 31,
2019	–
2020	$4,975,000
Total scheduled principal payments	4,975,000
Less: Unamortized discounts and deferred financing costs	(1,325,181)
Total	$3,649,819

6.	Leases

The Company leases office space in Irvine, California that houses its headquarters and manufacturing facility under a non-cancellable operating lease. The lease term commenced on October 1, 2018 and expires in September 2023. The Company has the option to renew the lease for two additional periods of five years each. The Company also leases office space in Mississauga, Ontario, Canada for its software development personnel. The lease term commenced on August 1, 2018, expires in July 2019 and automatically renews for successive one-year periods at the Company’s option. Both office leases are classified as operating leases in conformity with the provisions of Topic 842. Aggregated information regarding the office leases as of and for the three months ended March 31, 2019 is as follows:

Lease cost (included in general and administrative expense)	$27,468
Weighted-average remaining lease term (months)	53.14
Weighted-average discount rate	6.7%

The assumptions used in determining the foregoing information are as follows:

●	Lease term – Topic 842 provides that the lease term consists of: (a) the noncancelable period of the Irvine and Mississauga office leases; and (b) the period covered by the Company option to extend each office lease for which the Company is reasonably certain to do so. Based on the foregoing, management determined the lease term to extend to September 2023 for the Irvine office lease, and to July 2020 for the Mississauga office lease.

●	Discount rate – Topic 842 provides that the discount rate is the rate implicit in the lease unless that rate cannot be determined, in which case the lessee’s incremental borrowing rate shall be used. Because neither the rate implicit in the lease nor the Company’s incremental borrowing rate were determinable, discount rates were obtained with reference to published U.S. High Yield CCC corporate bond rates at the inception dates of each of the leases, which, with respect to the Irvine office lease was 6.7%, and with respect to the Mississauga office lease was 6.9%.

7.	Stockholders’ Equity

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her director fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing the product of: (i)(a) the fees otherwise payable to each director in cash, times (b) the percentage of fees the director elected to receive in shares of common stock, by (ii) the volume weighted average price per share of common stock over the last five trading days of the quarter. During the three months ended March 31, 2019 and 2018, 8,898 and 9,298 shares, respectively were issued to directors as payment for director fees in lieu of cash.

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

Since June 2015, the Company has granted share-based awards under the MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “2013 Plan”). Under the 2013 Plan, a total of 1,956,250 shares of the Company’s common stock are reserved for issuance. Of this amount, stock grants of 216,375 shares have been awarded and option grants, net of options terminated, expired or forfeited, of 903,820 shares were outstanding as of March 31, 2019. Accordingly, 836,055 shares remained available for grants under the 2013 Plan as of that date.

Stock option activity under all of the Company’s Plans during the three months ended March 31, 2019 is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2019	1,386,396	$11.09
Granted	–	–
Expired / forfeited	(12)	385.60
Outstanding at March 31, 2019	1,386,384	$11.09

As of March 31, 2019, there was unrecognized compensation expense of $559,599 related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.65 years.

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the three months ended March 31, 2019 was as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2019	8,676,481	$4.17
Issued	–	–
Exercised	(69,212)	2.20
Expired / Terminated	(29,754)	41.55
Outstanding at March 31, 2019	8,577,515	$4.07

8.	Derivative Liabilities

Derivative liabilities at March 31, 2018 arose from an amendment the Company entered into with Brainlab, with respect to the Brainlab Note and related warrants (the “Brainlab warrants”), the provisions of which created: (a) a conversion feature allowing for $500,000 the principal balance of the Brainlab Note to be converted in a Qualified Public Offering, as defined in the amendment, at a public offering price that may be less than market value per share of the Company’s common stock; and (b) down round strike price protection with respect to Brainlab warrants. The conversion feature and the Brainlab warrants described herein terminated unexercised pursuant to the Company’s September 2018 repayment of the Brainlab Note as discussed in Note 5. Accordingly, the Company had no derivative liabilities at December 31, 2018.

MRI Interventions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair values and the changes in fair values of derivative liabilities during the three months ended March 31, 2018 are as follows:

Balance, January 1, 2018	$95,786
Reduction from warrant exercise	(31,468)
Gain on change in fair value for the period	(34,443)
Balance, March 31, 2018	$29,875

9.	Subsequent Event

On May 9, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (collectively, the “Investors”) for the private placement of up to 2,600,000 shares of the Company’s common stock at $3.10 per share (the “Financing Transaction”). The Investors have committed to purchase approximately 1,743,068 shares with the remaining shares reserved for, and subject to, the exercise of participation rights held by investors in the Company’s private offering of equity units in May 2017 (the “2017 Investors”).

There can be no assurances that the 2017 Investors will exercise their participation rights, in full or at all. The sale of securities under the Purchase Agreement is subject to certain customary closing conditions, and the Company anticipates that the sales under the Purchase Agreement will close on or about May 17, 2019. The Purchase Agreement also contains representations and warranties by the Company and the Investors and covenants of the Company and the Investors (including indemnification from the Company in the event of breaches of its representations and warranties), certain information rights and other rights, obligations and restrictions, which the Company believes are customary for transactions of this type.

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

Overview

We are a medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain under direct, intra-procedural MRI guidance. We have two product platforms. Our principal product platform is our ClearPoint system, which is in commercial use and is used to perform minimally invasive surgical procedures in the brain. The ClearPoint system utilizes intra-procedural MRI to guide the procedures and is designed to work in a hospital’s existing MRI suite. We believe that this product platform will deliver better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system. In addition, we have the ClearTrace product candidate that is designed to allow catheter-based minimally invasive procedures in the heart to be performed in an MRI suite. Although still a product candidate, the Company has reduced its efforts to commercialize the ClearTrace system.

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all our product revenues for the three months ended March 31, 2019 relate to sales of our ClearPoint system products. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of March 31, 2019, we had accumulated losses of approximately $108 million. We may continue to incur operating losses as we expand our ClearPoint system platform and our business generally.

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

Generating recurring revenues from the sale of functional neurosurgical products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our functional neurosurgical products. Our product revenues were approximately $2.2 million for the three months ended March 31, 2019 and were almost entirely related to our ClearPoint system.

Our revenue recognition policies are more fully described in Note 2 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Cost of Revenues

Cost of revenues includes the direct costs associated with the assembly and purchase of components for functional neurosurgical products, drug delivery and biologic products, and ClearPoint capital equipment which we have sold, and for which we have recognized the revenue in accordance with our revenue recognition policy. Cost of revenues also includes the allocation of manufacturing overhead costs and depreciation of loaned systems installed under our ClearPoint placement program, as well as provisions for obsolete, impaired, or excess inventory.

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products. Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system; (ii) increase our ClearTrace system product development efforts; and (iii) seek to expand the application of our technological platforms. From our inception through March 31, 2019, we have incurred approximately $54 million in research and development expenses.

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

Critical Accounting Policies

As described in Note 2 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, effective January 1, 2019, we adopted the provisions of ASC Topic 842, “Leases.”

There have been no other significant changes in our critical accounting policies during the three months ended March 31, 2019 as compared to the critical accounting policies described in our 2018 Form 10-K.

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	Percentage Change
Product revenues	$2,163,953	$1,538,598	41%
Service and other revenues	308,564	84,768	264%
Total revenues	2,472,517	1,623,366	52%
Cost of revenues	886,481	588,967	51%
Research and development costs	584,540	546,328	7%
Sales and marketing expenses	1,040,712	962,214	8%
General and administrative expenses	933,033	952,951	(2)%
Other income (expense):
Gain from change in fair value of derivative liabilities	–	34,443	(100)%
Other income, net	5,629	(794)	809%
Interest expense, net	(254,105)	(247,472)	3%
Net loss	$(1,220,725)	$(1,640,917)	(26)%

Revenue. Total revenues were $2.5 million for the three months ended March 31, 2019, and $1.6 million for the three months ended March 31, 2018, an increase of $849,000, or 52%.

Functional neurosurgery revenue, which consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 38% to $1.6 million for the three months ended March 31, 2019, from $1.2 million for the same period in 2018. We believe this increase in volume is indicative of several factors, including: (a) an expanded customer base; (b) greater acceptance of the ClearPoint system; (c) more efficient utilization of MRI scanner availability by our existing customers; and (d) the resolution in late 2018 of FDA actions taken in early 2018 that adversely affected third-party providers in the laser ablation space and, by extension, adversely affected customer orders of the ClearPoint system and related disposable products. There were no increases in functional neurosurgery product prices during the period between the three months ended March 31, 2019 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenues, which include sales of disposable products and services related to customer-sponsored clinical trials utilizing the ClearPoint system, increased 93% to $382,000 for the three months ended March 31, 2019, from $198,000 for the same period in 2018. This increase was due primarily to: (a) the performance of services, with fees amounting to $197,000, related to customer sponsored clinical trials during the three months ended March 31, 2019, as compared to the same period in 2018 in which this service line of business had not yet commenced; and (b) an increase of $86,000 in biologic and drug delivery product revenues resulting from their use in a greater number of cases during the quarter ended March 31, 2019, relative to the same period in 2018. There were no increases in biologics and drug delivery product prices during the period between the three months ended March 31, 2018 and the same period in 2019 that would be reasonably expected to affect a typical customer order.

Capital equipment revenue, consisting of sales of ClearPoint reusable hardware and software, increased 53% to $274,000 for the three months ended March 31, 2019, from $179,000 for the same period in 2018. Revenues from this product line historically have varied from quarter to quarter. This increase was due primarily to an increase from the third quarter of 2018 to the same period in 2019 in the number of ClearPoint systems sold. There were no increases in capital equipment product prices during the period between the three months ended March 31, 2019 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Capital equipment-related services, consisting of fees for capital equipment rental, service, installation, training and shipping, increased 149% to $211,000 for the three months ended March 31, 2019, from $85,000 for the same period in 2018. The increase was due primarily to an increase in equipment service contracts. Partially offsetting this increase was a decrease in equipment rental fees, upon the expiration during 2018 of the sole equipment rental agreement we had undertaken.

Cost of Revenues. Cost of revenues was $886,000 and $589,000 for the three months ended March 31, 2019 and 2018, respectively, each representing gross margin of 64%. Gross margin was increased by decreases in direct product costs as a percentage of revenues and to a favorable mix of sales from products to services during the three months ended March 31, 2019, relative to the same period in 2018. This increase in gross margin was offset by an increase in indirect costs and overhead allocated to production during the three months ended March 31, 2019, relative to the same period in 2018.

Research and Development Costs. Research and development costs were $585,000 for three months ended March 31, 2019, compared to $546,000 for the same period in 2018, an increase of $39,000, or 7%. The increase was due primarily to increases in employee compensation, intellectual property costs, and materials and supplies, which were partially offset by decreases in stock-based employee compensation and regulatory legal fees during the quarter ended March 31, 2019, as compared to the same period in 2018.

Sales and Marketing Expenses. Sales and marketing expenses were $1.0 million for the three months ended March 31, 2019, compared to $962,000 for the same period in 2018, an increase of $78,000, or 8%. This increase was primarily due to an increase in employee compensation earned by our sales and clinical personnel.

General and Administrative Expenses. General and administrative expenses were $933,000 for the three months ended March 31, 2019, compared to $953,000 for the same period in 2018, a decrease of $20,000, or 2%. This decrease was due primarily to a decrease in stock-based compensation and relocation costs, which were partially offset by an increase in other compensation and a decrease in activity-based cost allocations to other departments.

Other Income (Expense). During the three months ended March 31, 2018, we recorded a gain of $34,000 resulting from changes in the fair value of our derivative liabilities. Derivative liabilities at March 31, 2018 arose from: (a) warrants, issued in 2013, that contained net-cash settlement and down-round provisions; and (b) an amendment the Company entered into with Brainlab, with respect to the Brainlab Note and related warrants, the provisions of which created a conversion feature allowing for $500,000 the principal balance of the Brainlab Note to be converted in a Qualified Public Offering, as defined in the amendment, at a public offering price that may be less than market value per share of the Company’s common stock, and down round strike price protection with respect to Brainlab warrants (the “Brainlab warrants”). The warrants discussed in (a) above expired in January 2018, and the derivatives related to the Brainlab Note discussed in (b) above were terminated upon our repayment in full of the Brainlab Note as discussed in Note 5 to the Condensed Consolidated Financial statements included elsewhere in this Quarterly Report. Accordingly, there were no derivative liabilities at March 31, 2019.

Net interest expense for the three months ended March 31, 2019 was $254,000, compared with $247,000 for the same period in 2018. The increase was due to increased amortization of the discount and deferred issuance costs associated with the 2014 Secured Notes and the 2010 Secured Notes, both as described in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

At March 31, 2019, we had cash and cash equivalent balances aggregating $2.5 million. Net cash used in operating activities was $609,000 for the three months ended March 31, 2019.

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

As discussed in Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, in May 2019 we entered into Securities Purchase Agreement with certain accredited investors under which such investors have committed to purchase a minimum of approximately 1,743,068 shares of our common stock at $3.10 per share. We anticipate that the sales under the Securities Purchase Agreement will close on or about May 17, 2019. Accordingly, we expect to receive minimum proceeds of approximately $5.4 million, before deducting placement agents’ fees and offering expenses aggregating approximately $100,000. In management’s opinion, such proceeds, when combined with our cash and cash equivalent balances at March 31, 2019, are sufficient to support our operations for at least the next twelve months.

Cash Flows

Cash activity for the three months ended March 31, 2019 and 2018 is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(609,463)	$(1,960,682)
Cash used in investing activities	–	(20,646)
Cash provided by financing activities	–	205,131
Net change in cash and cash equivalents	$(609,463)	$(1,776,197)

Net Cash Flows from Operating Activities. We used $609,000 and $2.0 million of cash for operating activities during the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, uses of cash in operating activities primarily consisted of: (i) our $1.2 million net loss; (ii) increases in accounts receivable of $33,000 and deferred revenue of $329,000; and (iii) decreases in accounts payable and accrued expenses of $114,000, and lease liabilities of $26,000. These uses were partially offset by: (a) decreases in inventory of $48,000, prepaid expenses of $14,000, and other assets of $12,000; and (b) net non-cash expenses included in our net loss aggregating $382,000 and consisting primarily of depreciation and amortization, share-based compensation, and amortization of debt issuance costs, original issue discounts on debt and lease rights-of-use, net of accretion in lease liabilities.

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

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We could continue to incur net losses as we continue our efforts to expand the commercialization of our ClearPoint system products, develop our ClearTrace system, and pursue additional applications for our technology platforms. Our cash balances are primarily held in a variety of demand accounts with a view to liquidity and capital preservation.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, “Risk Factors,” in Part I of our 2018 Form 10-K. Additional information regarding some of those risks and uncertainties is contained in the notes to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2 of this Quarterly Report. The risks and uncertainties disclosed in our 2018 Form 10-K, our quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in our 2018 Form 10-K.

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

Date: May 13, 2019

MRI INTERVENTIONS, INC.

By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)