Form 10-Q
period 2019-06-30
MRI INTERVENTIONS, INC.
filed 2019-08-12
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to _____

Commission file number: 001-34822

MRI Interventions, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-2394628
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)

5 Musick
Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

(949) 900-6833

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	MRIC	NYSE American

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

As of August 8, 2019, there were 13,998,130 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MRI INTERVENTIONS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$7,461,648	$3,101,133
Accounts receivable, net	1,371,827	1,233,896
Inventory, net	2,529,159	2,105,976
Prepaid expenses and other current assets	430,638	213,684
Total current assets	11,793,272	6,654,689

Property and equipment, net	471,427	377,706
Software license inventory	416,900	801,900
Operating lease rights of use	427,927	-
Other assets	160,010	22,538
Total assets	$13,269,536	$7,856,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,302,456	$500,929
Accrued compensation	711,623	764,960
Operating lease liabilities, current portion	113,914	-
Other accrued liabilities	382,872	390,838
Deferred revenue	740,163	350,963
Total current liabilities	3,251,028	2,007,690

Accrued interest	910,000	857,500
2014 junior secured notes payable, net	-	1,939,850
Operating lease liabilities	332,261	-
2010 junior secured notes payable, net	1,869,105	1,540,791
Total liabilities	6,362,394	6,345,831
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 13,686,320 shares issued and outstanding at June 30, 2019; and 11,018,364 issued and outstanding at December 31, 2018	136,863	110,183
Additional paid-in capital	116,741,229	108,600,405
Accumulated deficit	(109,970,950)	(107,199,586)
Total stockholders’ equity	6,907,142	1,511,002
Total liabilities and stockholders’ equity	$13,269,536	$7,856,833

See accompanying notes to Condensed Consolidated Financial Statements.

MRI INTERVENTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30,
	2019	2018
Revenues:
Product revenues	$2,194,194	$1,412,599
Service and other revenues	412,204	233,736
Total revenues	2,606,398	1,646,335
Cost of revenues	1,030,316	602,236
Research and development costs	697,803	665,310
Sales and marketing expenses	1,143,056	926,231
General and administrative expenses	1,028,291	1,088,496
Operating loss	(1,293,068)	(1,635,938)
Other income (expense):
Gain from change in fair value of derivative liabilities	-	7,580
Other income (expense), net	1,693	(87)
Interest expense, net	(259,020)	(248,091)
Net loss	$(1,550,395)	$(1,876,536)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.17)
Weighted average shares outstanding:
Basic and diluted	12,302,667	10,959,532

See accompanying notes to Condensed Consolidated Financial Statements.

MRI INTERVENTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Six Months Ended June 30,
	2019	2018
Revenues:
Product revenues	$4,358,148	$2,951,198
Service and other revenues	720,767	318,504
Total revenues	5,078,915	3,269,702
Cost of revenues	1,916,798	1,191,203
Research and development costs	1,282,343	1,211,638
Sales and marketing expenses	2,183,769	1,888,445
General and administrative expenses	1,961,322	2,041,446
Operating loss	(2,265,317)	(3,063,030)
Other income (expense):
Gain from change in fair value of derivative liabilities	-	42,023
Other income (expense), net	7,322	(883)
Interest expense, net	(513,125)	(495,563)
Net loss	$(2,771,120)	$(3,517,453)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.24)	$(0.32)
Weighted average shares outstanding:
Basic and diluted	11,676,872	10,851,177

See accompanying notes to Condensed Consolidated Financial Statements.

MRI INTERVENTIONS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For The Six Months Ended June 30, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2019	11,018,364	$110,183	$108,600,405	$(107,199,586)	$1,511,002
Cumulative adjustment for adoption of new accounting standard	-	-	-	(244)	(244)
Issuances of common stock:
Share-based compensation	28,462	285	152,301	-	152,586
Warrant exercises	20,381	204	(204)	-	-
Net loss for the period	-	-	-	(1,220,725)	(1,220,725)
Balances, March 31, 2019	11,067,207	110,672	108,752,502	(108,420,555)	442,619
Issuances of common stock:
Share-based compensation	3,251	32	203,962	-	203,994
Warrant exercises	189,407	1,894	381,182	-	383,076
May 2019 private placement, net of offering costs of $94,162	2,426,455	24,265	7,403,583	-	7,427,848
Net loss for the period	-	-	-	(1,550,395)	(1,550,395)
Balances, June 30, 2019	13,686,320	$136,863	$116,741,229	$(109,970,950)	$6,907,142

For The Six Months Ended June 30, 2018
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2018	10,693,851	$106,937	$106,757,920	$(101,036,117)	$5,828,740
Issuances of common stock:
Share-based compensation	9,298	93	247,372	-	247,465
Under contractual arrangements	25,000	250	77,250	-	77,500
Warrant exercises	97,747	978	235,620	-	236,598
Net loss for the period	-	-	-	(1,640,917)	(1,640,917)
Balances, March 31, 2018	10,825,896	$108,258	$107,318,162	$(102,677,034)	$4,749,386
Issuances of common stock:
Share-based compensation	31,977	320	359,339	-	359,659
Warrant exercises	148,566	1,486	325,360	-	326,846
Net loss for the period	-	-	-	(1,876,536)	(1,876,536)
Balances, June 30, 2018	11,006,439	$110,064	$108,002,861	$(104,553,570)	$3,559,355

See accompanying notes to Condensed Consolidated Financial Statements.

MRI INTERVENTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,771,120)	$(3,517,453)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	69,600	55,418
Share-based compensation	356,580	607,124
Expenses paid through the issuance of common stock	-	77,500
Gain from change in fair value of derivative liabilities	-	(42,023)
Amortization of debt issuance costs and original issue discounts	363,465	272,858
Amortization of lease rights of use, net of accretion in lease liabilities	51,255	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(137,931)	178,629
Inventory, net	(201,503)	(337,807)
Prepaid expenses and other current assets	(216,953)	(128,823)
Other assets	11,899	1,001
Accounts payable and accrued expenses	716,222	(197,888)
Lease liabilities	(50,285)	-
Deferred revenue	389,201	(41,477)
Net cash flows from operating activities	(1,419,570)	(3,072,941)
Cash flows from investing activities:
Purchases of property and equipment	-	(51,497)
Acquisition of licensing rights	(150,000)	-
Net cash flows from investing activities	(150,000)	(51,497)
Cash flows from financing activities:
Proceeds from private offering	7,522,010	-
Proceeds from warrant exercises	383,075	531,977
Repayment of 2014 junior secured notes payable	(1,975,000)	-
Net cash flows from financing activities	5,930,085	531,977
Net change in cash and cash equivalents	4,360,515	(2,592,461)
Cash and cash equivalents, beginning of period	3,101,133	9,289,831
Cash and cash equivalents, end of period	$7,461,648	$6,697,370

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$164,157	$146,611

NON-CASH TRANSACTIONS:

●

On January 1, 2019, the Company adopted the provisions of Topic 842 within the Accounting Standards Codification, which resulted in the establishment of operating lease right-of-use assets and operating lease liabilities, each in the aggregate amount of $480,395 (see Notes 2 and 6).

●	In connection with the 2019 PIPE (see Note 7), the Company incurred approximately $94,000 of issuance costs that were unpaid and included in accounts payable at June 30, 2019.

●

During the six months ended June 30, 2019 and 2018, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $163,321 and $25,280, respectively, from loaned systems, which are included in property and equipment in the accompanying condensed consolidated balance sheets, to inventory.

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

Liquidity and Management’s Plans

The Company has incurred net losses since its inception which has resulted in a cumulative deficit at June 30, 2019 of $110 million. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements.

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

As discussed in Note 7, in May 2019, the Company entered into a Securities Purchase Agreement with certain accredited investors under which such investors purchased 2,426,455 shares of the Company’s common stock at $3.10 per share, resulting in proceeds of approximately $7.5 million, before deducting offering expenses aggregating approximately $94,000. In management’s opinion, such proceeds, when combined with the Company’s cash and cash equivalent balances at June 30, 2019, are sufficient to support the Company’s operations for at least the next twelve months.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2018 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 1, 2019 (the “2018 Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and six months ended June 30, 2019 may not be indicative of the results to be expected for the entire year or any future periods.

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

Intangible Assets

In June 2019 the Company entered into an Exclusive License Agreement (the “License Agreement”) that provides exclusive rights to the Company for the development and commercialization of products in the functional neurosurgery field. Under the terms of the License Agreement, the Company paid $150,000 to the licensor upon execution of the License Agreement and will make future payments based on the achievement of regulatory and commercialization milestones as defined in the License Agreement.

In conformity with Accounting Standards Codification Section 350, “Intangibles – Goodwill and Other,” the Company amortizes its investment in the license rights described above over an expected useful life of 10 years.

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

See Note 3 for additional information regarding revenue recognition.

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

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At June 30, 2019, the Company had $132,765 in bank balances that were in excess of the insured limits.

Information with respect to customers that accounted for sales in excess of 10% of total sales in the three-month periods ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,
	2019	2018
Customer – 1	-	10%
Customer – 2	-	10%

No customer accounted for sales in excess of 10% of total sales in either of the six-month periods ended June 30, 2019 or 2018.

Information with respect to accounts receivable from those customers who comprised more than 10% of accounts receivable at June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
Customer – 1	14%	17%
Customer – 2	-	12%

Prior to granting credit, the Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts was $42,000 at June 30, 2019 and $38,000 at December 31, 2018.

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

MRI Interventions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Revenue Recognition

Revenue by Service Line

	Three Months Ended June 30,
	2019	2018
Products:
Disposable products:
Functional neurosurgery	$1,690,122	$1,159,527
Biologics and drug delivery	244,949	111,792
Therapy	17,830	-
Capital equipment	241,293	141,280
Total product revenue	2,194,194	1,412,599
Services:
Capital equipment and other	243,954	71,736
Biologics and drug delivery	168,250	162,000
Total service revenue	412,204	233,736
Total revenue	$2,606,398	$1,646,335

	Six Months Ended June 30,
	2019	2018
Products:
Disposable products:
Functional neurosurgery	$3,294,767	$2,338,862
Biologics and drug delivery	529,859	292,258
Therapy	17,830	-
Capital equipment	515,692	320,078
Total product revenue	4,358,148	2,951,198
Services:
Capital equipment and other	455,156	156,504
Biologics and drug delivery	265,611	162,000
Total service revenue	720,767	318,504
Total revenue	$5,078,915	$3,269,702

Contract Balances

●	Contract assets – Substantially all the Company’s contracts with customers are based on customer-issued purchase orders for distinct products or services. Customers are billed upon delivery of such products or services, and the related contract assets comprise the accounts receivable balances included in the accompanying condensed consolidated balance sheets.

●	Contract liabilities – The Company generally bills and collects capital equipment-related service fees at the inception of the service agreements, which have terms ranging from one to three years. The unearned portion of such service fees are classified as deferred revenue.

During the three and six months ended June 30, 2019, the Company recognized capital equipment-related service revenue of $66,783 and $131,012, respectively, which was previously included in deferred revenue in the accompanying condensed consolidated balance sheet at December 31, 2018.

Under the terms of one customer contract, the Company is entitled to bill the customer for: (a) certain products the customer ordered and is committed to purchase but which are shipped at a future date; and (b) the achievement of certain milestones set forth in the contract. At June 30, 2019, such billings amounted to $75,000, which amount is included in each of accounts receivable and deferred revenue in the accompanying condensed consolidated balance sheet.

MRI Interventions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Remaining Performance Obligations

The Company’s contracts with customers, other than capital equipment-related service agreements discussed below, are predominantly of terms less than one year. Accordingly, the transaction price of remaining performance obligations related to such contracts at June 30, 2019 are not material.

Revenue with respect to remaining performance obligations related to capital equipment-related service agreements with original terms in excess of one year amounted to $481,598 at June 30, 2019. The Company expects to recognize this revenue within the next three years.

4.	Inventory

Inventory consists of the following as of:

	June 30, 2019	December 31, 2018
Raw materials and work in process	$1,247,830	$1,219,753
Software licenses	385,000	122,500
Finished goods	896,329	763,723
Inventory, net, included in current assets	2,529,159	2,105,976
Software licenses – non-current	416,900	801,900
Total	$2,946,059	$2,907,876

5.	Notes Payable

Senior Secured Note Payable

On September 25, 2018, the Company repaid in full all the outstanding debt, together with accrued and unpaid interest, under the senior secured note payable to Brainlab (the “Brainlab Note”). The Brainlab Note had a maturity date of December 31, 2018, and interest was payable quarterly in arrears at an annual rate of 5.5%. In connection with the repayment, the security agreement under which the Brainlab Note had been collateralized by all the assets of the Company was terminated.

2014 Junior Secured Notes Payable

On June 6, 2019, the Company repaid in full all the outstanding principal, which, together with accrued and unpaid interest, totaled approximately $2.0 million, of its 12% Second-Priority Secured Non-Convertible Promissory Notes due 2019, as amended (the “2014 Secured Notes”). The 2014 Secured Notes had a maturity date of September 30, 2020, and interest was payable semi-annually in arrears. In connection with the repayment, the security agreement under which the 2014 Secured Note had been collateralized by all the assets of the Company was terminated.

2010 Junior Secured Notes Payable

The indebtedness outstanding under the 2010 Junior Secured Notes Payable (the “2010 Secured Notes”) at each of June 30, 2019 and December 31, 2018 was $3.0 million. The 2010 Secured Notes accrue interest at an annual rate of 3.5% and are collateralized by a security interest in all the Company’s assets, which, subsequent to the repayments of the Brainlab Notes and the 2014 Secured Notes described above, is the senior such interest. All outstanding principal and interest on the 2010 Secured Notes will be due and payable in a single payment upon maturities in October and November 2020.

The carrying amount of the 2010 Secured Notes in the accompanying condensed consolidated balance sheets is presented net of a discount arising from shares issued to the noteholders at issuance of the 2010 Secured Notes. The unamortized discount at June 30, 2019 and December 31, 2018 was $1,130,895 and $1,459,209, respectively. This discount is being amortized to interest expense over the term of the notes using the effective interest method.

At each of June 30, 2019 and December 31, 2018, the Company’s Chairman and one of the Company’s officers held 2010 Secured Notes they purchased at the date of original issuance having an aggregate principal balance of $197,000.

MRI Interventions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In July 2019, the Company repaid two of the 2010 Secured Notes having an aggregate principal amount of approximately $162,000, at the request of the holders of such 2010 Secured Notes.

Scheduled Notes Payable Maturities

Scheduled principal payments as of June 30, 2019 with respect to notes payable are summarized as follows:

Years ending December 31,
2019	$-
2020	3,000,000
Total scheduled principal payments	3,000,000
Less: Unamortized discount	(1,130,895)
Total	$1,869,105

6.	Leases

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

The lease cost, included in general and administrative expense, was $28,617 and $55,620 for the three and six months ended June 30, 2019, respectively.

At June 30, 2019, the weighted average discount rate was 6.7% and the weighted average remaining lease term was 50.22 months with respect to the leases described above.

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

2019 Private Placement

On May 9, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (collectively, the “Investors”) for the private placement of 2,426,455 shares of the Company’s common stock at $3.10 per share (the “2019 PIPE”). The Company received aggregate gross proceeds of approximately $7.5 million, before deducting offering expenses aggregating approximately $94,000.

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

MRI Interventions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her director fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing the product of: (i)(a) the fees otherwise payable to each director in cash, times (b) the percentage of fees the director elected to receive in shares of common stock, by (ii) the volume weighted average price per share of common stock over the last five trading days of the quarter. Following is information regarding the amounts of shares issued to directors as payment for director fees in lieu of cash:

Three Months Ended June 30,
2019	2018
8,841	13,110

Six Months Ended June 30,
2019	2018
17,739	22,408

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

Since October 2017, the Company has granted share-based awards under the MRI Interventions, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (the “2013 Plan”). Under the 2013 Plan, a total of 1,956,250 shares of the Company’s common stock are reserved for issuance. Of this amount, stock grants of 225,216 shares have been awarded and option grants, net of options terminated, expired or forfeited, of 978,820 shares were outstanding as of June 30, 2019. Accordingly, 752,214 shares remained available for grants under the 2013 Plan as of that date.

Stock option activity under all of the Company’s Plans during the six months ended June 30, 2019 is summarized below:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2019	1,386,396	$11.09
Granted	75,000	3.25
Expired / forfeited	(12)	385.60
Outstanding at June 30, 2019	1,461,384	$10.68

As of June 30, 2019, there was unrecognized compensation expense of $619,230 related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.5 years.

MRI Interventions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants

Warrants have generally been issued for terms of up to five years. Common stock warrant activity for the six months ended June 30, 2019 was as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2019	8,676,481	$4.17
Issued	-	-
Exercised	(315,745)	2.20
Expired / Terminated	(29,754)	41.55
Outstanding at June 30, 2019	8,330,982	$4.12

8.	Derivative Liabilities

Derivative liabilities at June 30, 2018 arose from an amendment the Company entered into with Brainlab, with respect to the Brainlab Note and related warrants (the “Brainlab warrants”), the provisions of which created: (a) a conversion feature allowing for $500,000 the principal balance of the Brainlab Note to be converted in a Qualified Public Offering, as defined in the amendment, at a public offering price that may be less than market value per share of the Company’s common stock; and (b) down round strike price protection with respect to Brainlab warrants. The conversion feature and the Brainlab warrants described herein terminated unexercised pursuant to the Company’s September 2018 repayment of the Brainlab Note as discussed in Note 5, and, accordingly, the Company had no derivative liabilities thereafter.

The fair values and the changes in fair values of derivative liabilities during the six months ended June 30, 2018 are as follows:

Balance, January 1, 2018	$95,786
Reduction from warrant exercise	(31,468)
Gain on change in fair value for the period	(42,023)
Balance, June 30, 2018	$22,295

9.	Subsequent Event

Effective July 3, 2019, the Company’s common stock began trading on the NYSE American exchange.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. In addition, in 2011, we obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all our product revenues for the three and six months ended June 30, 2019 relate to sales of our ClearPoint system products. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of June 30, 2019, we had accumulated losses of approximately $110 million. We may continue to incur operating losses as we expand our ClearPoint system platform and our business generally.

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

Generating recurring revenues from the sale of functional neurosurgical products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our functional neurosurgical products. Our product revenues were approximately $2.2 million and $4.4 million for the three and six months ended June 30, 2019, respectively, and were almost entirely related to our ClearPoint system.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products. Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system; (ii) increase our ClearTrace system product development efforts; and (iii) seek to expand the application of our technological platforms. From our inception through June 30, 2019, we have incurred approximately $54 million in research and development expenses.

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

There have been no other significant changes in our critical accounting policies during the three or six months ended June 30, 2019 as compared to the critical accounting policies described in our 2018 Form 10-K.

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	Percentage Change
Product revenues	$2,194,194	$1,412,599	55%
Service and other revenues	412,204	233,736	76%
Total revenues	2,606,398	1,646,335	58%
Cost of revenues	1,030,316	602,236	71%
Research and development costs	697,803	665,310	5%
Sales and marketing expenses	1,143,056	926,231	23%

General and administrative expenses	1,028,291	1,088,496	(6)%
Other income (expense):
Gain from change in fair value of derivative liabilities	-	7,580	(100)%
Other income (expense), net	1,693	(87)	2046%
Interest expense, net	(259,020)	(248,091)	4%
Net loss	$(1,550,395)	$(1,876,536)	(17)%

Revenues. Total revenues were $2.6 million for the three months ended June 30, 2019, and $1.6 million for the three months ended June 30, 2018, an increase of $960,000, or 58%.

Functional neurosurgery revenue, which consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 46% to $1.7 million for the three months ended June 30, 2019, from $1.2 million for the same period in 2018. We believe this increase in volume is indicative of several factors, including: (a) an expanded customer base; (b) greater acceptance of the ClearPoint system; (c) more frequent and efficient utilization of MRI scanner availability by our existing customers; and (d) the resolution in late 2018 of FDA actions taken in early 2018 that adversely affected third-party providers in the laser ablation space and, by extension, adversely affected customer orders of the ClearPoint system and related disposable products. There were no increases in functional neurosurgery product prices during the period between the three months ended June 30, 2019 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenues, which include sales of disposable products and services related to customer-sponsored clinical trials utilizing the ClearPoint system, increased 51% to $413,000 for the three months ended June 30, 2019, from $274,000 for the same period in 2018. This increase was due primarily to an increase, during the quarter ended June 30, 2019, relative to the same period in 2018, in biologic and drug delivery product revenues. There were no increases in biologics and drug delivery product prices during the period between the three months ended June 30, 2018 and the same period in 2019 that would be reasonably expected to affect a typical customer order.

Capital equipment revenue, consisting of sales of ClearPoint reusable hardware and software, increased 71% to $241,000 for the three months ended June 30, 2019, from $141,000 for the same period in 2018. Revenues from this product line historically have varied from quarter to quarter. This increase was due primarily to an increase from the second quarter of 2018 to the same period in 2019 in the number of ClearPoint systems sold. There were no increases in capital equipment product prices during the period between the three months ended June 30, 2019 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Capital equipment-related services, consisting of fees for capital equipment rental, service, installation, training and shipping, increased 240% to $244,000 for the three months ended June 30, 2019, from $72,000 for the same period in 2018. The increase was due primarily to an increase in equipment service contracts. Partially offsetting this increase was a decrease in equipment rental fees, upon the expiration during 2018 of the sole equipment rental agreement we had undertaken.

Cost of Revenues. Cost of revenues was $1.0 million, representing a gross margin of 60%, for the three months ended June 30, 2019, and was $602,000, representing a gross margin of 63%, for the three months ended June 30, 2018. This decrease in gross margin was due primarily to a shift in the mix of revenues by line of business that resulted in functional neurosurgery disposable products and ClearPoint system software, which bear higher gross margins in comparison to other product lines, representing a lower percentage in total sales for the three months ended June 30, 2019, relative to the same period in 2018.

Research and Development Costs. Research and development costs were $698,000 for the three months ended June 30, 2019, compared to $665,000 for the same period in 2018, an increase of $33,000, or 5%. The increase was due primarily to increases in employee compensation and product development costs which were partially offset by decreases in regulatory legal and intellectual property-related fees during the quarter ended June 30, 2019, as compared to the same period in 2018.

Sales and Marketing Expenses. Sales and marketing expenses were $1.1 million for the three months ended June 30, 2019, compared to $926,000 for the same period in 2018, an increase of $217,000, or 23%. This increase was primarily due to increases in employee compensation earned by our sales and clinical personnel, attributable to increased incentive compensation, and in travel and entertainment expenses, both increases consistent with the increase in revenues during the three months ended June 30, 2019 as compared to the same period in 2018. The increase in compensation was also attributable to an increase in clinical personnel headcount during the three months ended June 30, 2019 as compared to the same period in 2018. These increases were partially offset by a decrease in marketing exhibit and samples expense.

General and Administrative Expenses. General and administrative expenses were $1.0 million for the three months ended June 30, 2019, compared to $1.1 million for the same period in 2018, a decrease of $60,000, or 6%. This decrease was due primarily to: (a) decreases in stock-based compensation and professional fees; and (b) an increase in activity-based costs allocated to other departments. These factors were partially offset by increases in travel expenses, consistent with the increased activity level of the Company for the three months ended June 30, 2019 as compared to the same period in 2018, and directors’ fees.

Other Income (Expense). Net interest expense for the three months ended June 30, 2019 was $259,000, compared with $248,000 for the same period in 2018. The increase was due to increased amortization of the discount and deferred issuance costs associated with the 2014 Secured Notes and the 2010 Secured Notes, both as described in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	Percentage Change
Product revenues	$4,358,148	$2,951,198	48%
Service and other revenues	720,767	318,504	126%
Total revenues	5,078,915	3,269,702	55%
Cost of revenues	1,916,798	1,191,203	61%
Research and development costs	1,282,343	1,211,638	6%
Sales and marketing expenses	2,183,769	1,888,445	16%
General and administrative expenses	1,961,322	2,041,446	(4)%
Other income (expense):
Gain from change in fair value of derivative liabilities	-	42,023	(100)%
Other income (expense), net	7,322	(883)	929%
Interest expense, net	(513,125)	(495,563)	4%
Net loss	$(2,771,120)	$(3,517,453)	(21)%

Revenue. Total revenues were $5.1 million for the three months ended June 30, 2019, and $3.3 million for the three months ended June 30, 2018, an increase of $1.8 million, or 55%.

Functional neurosurgery revenue, which consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 41% to $3.3 million for the six months ended June 30, 2019, from $2.3 million for the same period in 2018. We believe this increase in volume is indicative of several factors, including: (a) an expanded customer base; (b) greater acceptance of the ClearPoint system; (c) more efficient utilization of MRI scanner availability by our existing customers; and (d) the resolution in late 2018 of FDA actions taken in early 2018 that adversely affected third-party providers in the laser ablation space and, by extension, adversely affected customer orders of the ClearPoint system and related disposable products. There were no increases in functional neurosurgery product prices during the period between the six months ended June 30, 2019 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenues, which include sales of disposable products and services related to customer-sponsored clinical trials utilizing the ClearPoint system, increased 75% to $795,000 for the six months ended June 30, 2019, from $454,000 for the same period in 2018. This increase was due primarily to: (a) an increase in services revenues during the six months ended June 30, 2019 as compared to the same period in 2018 due primarily to this service line not having commenced until the second fiscal quarter of 2018; (b) an increase in biologic and drug delivery product revenues resulting from such products’ use in a greater number of cases during the six months ended June 30, 2019, relative to the same period in 2018. There were no increases in biologics and drug delivery product prices during the period between the six months ended June 30, 2018 and the same period in 2019 that would be reasonably expected to affect a typical customer order.

Capital equipment revenue, consisting of sales of ClearPoint reusable hardware and software, increased 61% to $516,000 for the six months ended June 30, 2019, from $320,000 for the same period in 2018. Revenues from this product line historically have varied from quarter to quarter. This increase was due primarily to an increase from the six months ended June 30, 2018 to the same period in 2019 in the number of ClearPoint systems sold. There were no increases in capital equipment product prices during the period between the six months ended June 30, 2019 and the same period in 2018 that would be reasonably expected to affect a typical customer order.

Capital equipment-related services, consisting of fees for capital equipment rental, service, installation, training and shipping, increased 191% to $455,000 for the six months ended June 30, 2019, from $157,000 for the same period in 2018. The increase was due primarily to an increase in equipment service contracts. Partially offsetting this increase was a decrease in equipment rental fees, upon the expiration during 2018 of the sole equipment rental agreement we had undertaken.

Cost of Revenues. Cost of revenues was $1.9 million for the six months ended June 30, 2019, representing a gross margin of 62%, and was $1.2 million for the same period in 2018, representing gross margin of 64%. This decrease in gross margin was due primarily to a shift in the mix of revenues by line of business that resulted in functional neurosurgery disposable products and ClearPoint system software, which bear higher gross margins in comparison to other product lines, representing a lower percentage in total sales for the three months ended June 30, 2019, relative to the same period in 2018.

Research and Development Costs. Research and development costs were $1.3 million for the six months ended June 30, 2019, compared to $1.2 million for the same period in 2018, an increase of $71,000, or 6%. The increase was due primarily to increases in employee compensation and product development costs, which were partially offset by decreases in regulatory legal fees, stock-based employee compensation and intellectual property costs during the six months ended June 30, 2019, as compared to the same period in 2018.

Sales and Marketing Expenses. Sales and marketing expenses were $2.2 million for the six months ended June 30, 2019, compared to $1.9 million for the same period in 2018, an increase of $295,000, or 16%. This increase was primarily due to an increase in employee compensation due to increases in headcount in our sales and clinical personnel and in incentive compensation which is consistent with increases in revenue for the six months ended June 30, 2019 as compared to the same period in 2018.

General and Administrative Expenses. General and administrative expenses decreased 4% from the six months ended June 30, 2018 to the same period in 2019 and approximated $2.0 million for each of those periods. This decrease was due primarily to a decrease in stock-based compensation and an increase in activity-based cost allocations to other departments, which were partially offset by increases in travel costs and directors’ fees.

Other Income (Expense). Net interest expense for the six months ended June 30, 2019 was $513,000, compared with $496,000 for the same period in 2018. The increase was due to increased amortization of the discount and deferred issuance costs associated with the 2014 Secured Notes and the 2010 Secured Notes, both as described in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

At June 30, 2019, we had cash and cash equivalent balances aggregating $7.5 million. Net cash used in operating activities was $1.4 million for the six months ended June 30, 2019.

Our plans for the next twelve months reflect our anticipation of increases in revenues from sales of the ClearPoint system and related disposable products resulting from greater utilization at existing installed sites and the installation of the ClearPoint system at new sites. Our plans also anticipate that growth in operating expenses will be modest in comparison to the anticipated growth in revenues, with resulting decreases in loss from operations and in cash flow used in operations. There is no assurance, however, that we will be able to achieve our anticipated results, and even in the event such results are achieved, we expect to continue to consume cash in our operations over at least the next twelve months.

As discussed in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, in May 2019, we entered into Securities Purchase Agreement with certain accredited investors under which such investors purchased 2,426,455 shares of our common stock at $3.10 per share, resulting in proceeds of approximately $7.5 million, before deducting offering expenses aggregating approximately $94,000. In our opinion, such proceeds, when combined with our cash and cash equivalent balances at June 30, 2019, are sufficient to support our operations for at least the next twelve months.

Cash Flows

Cash activity for the six months ended June 30, 2019 and 2018 is summarized as follows:

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(1,419,570)	$(3,072,941)
Cash used in investing activities	(150,000)	(51,497)
Cash provided by financing activities	5,930,085	531,977
Net change in cash and cash equivalents	$4,360,515	$(2,592,461)

Net Cash Flows from Operating Activities. We used $1.4 million and $3.1 million of cash for operating activities during the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019, uses of cash in operating activities primarily consisted of: (i) our $2.8 million net loss; (ii) increases in accounts receivable of $138,000, inventory of $202,000, and prepaid expenses and other current assets of $217,000; and (iii) a decrease in lease liabilities of $50,000. These uses were partially offset by: (a) a decrease in other assets of $12,000; (b) increases in accounts payable and accrued expenses of $716,000 and in deferred revenue of $389,000; and (c) net non-cash expenses included in our net loss aggregating $841,000 and consisting primarily of depreciation and amortization, share-based compensation, and amortization of debt issuance costs, original issue discounts on debt and lease rights-of-use, net of accretion in lease liabilities.

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

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2019 were $150,000 and consisted of an acquisition of medical device license rights.

Net cash flows used in investing activities for the six months ended June 30, 2018 were $51,000 and consisted of equipment acquisitions.

Net Cash Flows from Financing Activities. Net cash flows from financing activities for the six months ended June 30, 2019 consisted of proceeds from cash proceeds of: (a) $7.5 million received from the sale of shares of our common stock under the terms of the 2019 PIPE as described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report; and (b) $383,000 received from warrant exercises. These proceeds were partially offset by the $2.0 million repayment, in June 2019, of the 2014 Secured Notes as described in Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

None.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

The exhibits listed below are filed, furnished or incorporated by reference as part of this Quarterly Report.

Exhibit Number	Exhibit Description
10.1	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to the May 2019 private offering (incorporated by reference to Exhibit 10.1 to MRI Interventions, Inc.’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on May 9, 2019)
10.2*	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Restricted Share Award Agreement
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2019

MRI INTERVENTIONS, INC.

By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)