Form 10-K
period 2019-12-31
ClearPoint Neuro, Inc.
filed 2020-03-27
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

___________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-34822

CLEARPOINT NEURO, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2394628
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Musick	92618
Irvine, California	(Zip Code)
(Address of principal executive offices)

(949) 900-6833

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CLPT	Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $42,520,854, based on the closing sale price as reported on the OTCQB Marketplace.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at March 16, 2020
Common Stock, $.01 par value per share	15,491,863 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2019, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2020 annual meeting of stockholders.

Trademarks, Trade Names and Service Marks

ClearPoint Neuro®, ClearConnect™, ClearPoint®, ClearTrace®, MRI Interventions®, SmartFlow®, SmartFrame®, SmartGrid® and PURSUIT™ are trademarks of ClearPoint Neuro, Inc. Any other trademarks, trade names or service marks referred to in this Annual Report are the property of their respective owners. As used in this Annual Report, Siemens refers to Siemens Healthineers AG, and its affiliates, Boston Scientific refers to Boston Scientific Corporation and its affiliates, Brainlab refers to Brainlab AG and its affiliates, IMRIS refers to IMRIS, Deerfield Imaging and its affiliates, and PTC refers to PTC Therapeutics, Inc, and its affiliates.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” as defined under the United States federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements, expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

•	future revenues from sales of ClearPoint system products;

•	our ability to market, commercialize and achieve broader market acceptance for our ClearPoint system products; and

•	estimates regarding the sufficiency of our cash resources and our ability to obtain additional financing, to the extent necessary or advisable.

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

Our products are designed to provide a new, minimally invasive surgical approach to address large patient populations for whom we believe current surgical techniques are deficient. Our ClearPoint system is a neuro-navigation system designed for instruments or devices to treat a variety of neurological diseases and conditions and for performing biopsies. Our SmartFlow cannula is being used by several pharmaceutical companies to deliver drugs and biologics under such companies’ clinical trials. We believe that our ClearPoint product platform, subject to appropriate regulatory clearances and approvals as we pursue expansion of applications and geographic coverage, will provide better patient outcomes, enhance revenue potential for both physicians and hospitals, and reduce costs to the healthcare system, further discussed as follows:

•	Better Patient Outcomes. We believe that if a physician can see the surgical field, the surgical instruments and the patient’s anatomy all at the same time and in the same “imaging space,” the physician can more efficiently and effectively perform a surgical intervention in the brain. We believe that our product platforms are designed to enable physicians to see the target site, guide the surgical instrument to the site, deliver the therapy, monitor for adverse events and complications and confirm the desired results of the procedure, all under high resolution, intra-procedural MRI guidance. We believe that these capabilities will translate directly into better outcomes for the patients undergoing the procedures due to improved efficiency and the potential for the reduction of adverse events and side effects, as well as the potential for faster recovery times.

•	Enhance Revenue Potential. By providing direct, intra-procedural visualization, we believe our ClearPoint system can reduce the amount of time needed to perform the procedures for which it was designed. As a result, we believe that our ClearPoint system may improve the overall economics of the procedures for both the performing physician and the hospital. We believe that our ClearPoint system may also enable a physician to treat more patients in a given period of time and treat patients who would otherwise not be able to be treated utilizing current surgical techniques.

•	Reduce Costs to the Healthcare System. We believe that the use of our products may result in more efficient utilization of healthcare resources and physician time. Our product platforms are designed to work in a hospital’s existing MRI suite, which facilitates additional utility for an infrastructure investment that has already been made by the hospital. Further, if patient outcomes and procedure efficiencies are improved through use of our products, we believe that the result will be a reduction in overall healthcare costs.

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

MRI has important and advantageous properties that differentiate it from other imaging methods. MRI scans can provide images of any part of the body, in any plane of view, and offer more detailed information than other modalities, including fluoroscopy and computed tomography. Some of the unique advantages of MRI include:

•	soft tissue imaging that enables superior tissue visualization and enhanced differentiation between healthy and diseased tissues;

•	unlimited orientation and positioning of the imaging plane;

•	the ability to directly acquire volumetric (three dimensional) data sets;

•	the ability to evaluate both the structure and certain functions of internal organs; and

•	no harmful ionizing radiation exposure for either the patient or the physician.

There are more than 12,000 MRI scanners installed throughout the United States. MRI scanners are available in a number of different configurations and field strengths, which refers to the strength of the magnet used to create the magnetic field. Magnetic field strength is measured in Tesla, or T. The most common field strength for MRI scanners is 1.5T. Higher field strength scanners such as 3T MRI scanners are gaining commercial market adoption, offering faster scanner speeds and even higher resolution images than 1.5T MRI scanners. There are approximately 4,800 1.5T scanners and 900 3.0T scanners located within hospitals in the U.S. which potentially can be utilized for surgical procedures.

Minimally Invasive Surgical Procedures

Over the past few decades, one of the most important trends in medicine has been the replacement of open surgical procedures with minimally-invasive approaches. This has taken place in cardiology, where a coronary artery is stented open or a valve is replaced through a small radial incision under x-ray guidance in an angio-suite, instead of in the operating room. Similarly, during surgery, a laminectomy is performed through a small incision instead of a large one reducing recovery time. As one follows the trajectory of medical innovation throughout the body, we believe two observations may be made when a procedure moves to a minimally-invasive approach: (i) the number of patients who are eligible for these procedures grows significantly; and (ii) surgeons come to rely on an imaging modality to facilitate live image guidance to see inside the body in place of visualizing anatomy in an open procedure. Stereotactic neurosurgery incorporates imaging to help surgeons see through the patient’s skull. The modality that best delivers the level of specificity required to delineate different regions of the brain is MRI. MRI allows surgeons to segment the brain into 22 subcortical structures and helps identify the precise target and avoid vasculature and, in turn, to avoid bleeding. In order to facilitate surgery in a large magnet, metal tools that are typically used in the operating room need to be adapted to the MRI suite. ClearPoint has reduced the size and changed the composition of stereotactic headframes, onsite navigation systems, and drills, manufacturing them out of MR safe materials such as plastics, ceramics and liquids visible under MRI. During a ClearPoint procedure, surgeons use our complete navigation system inside an MRI scanner, defining targets in real-time to decide, guide, treat and confirm the procedure with pinpoint accuracy.

ClearPoint Neuro has evolved to become a company comprised of two parts. In the past, we were viewed strictly as a medical device company providing navigation systems for neurosurgery. This part of the company participates in an existing $100 million market that is growing at a rate of 10% per year, of which we have less than a 10% market share. However, we believe we are currently growing faster than the market as we continue to convert procedures from the operating room to the MRI suite. The other half of ClearPoint Neuro is focused on biologics and drug delivery companies, 20 of whom are our customers to whom we sell products, such as the SmartFlow cannula, for such companies’ use for injection in their clinical trials, and clinical support services.

Our Current Products and Product Candidates

ClearPoint Neuro Navigation System

General

Our ClearPoint system is designed to allow minimally invasive procedures in the brain to be performed in a hospital’s existing MRI suite or in an inter-operative MRI. It provides guidance for the placement and operation of instruments or devices during the planning and operation of neurosurgical procedures performed within the MRI suite using MRI guidance. Our ClearPoint system is intended to be used as an integral part of procedures, such as biopsies and the insertion of catheters, electrodes and fiber lasers, which have traditionally been performed using stereotactic methodologies. It is intended to be used with both 1.5T and 3T MRI scanners. Our research efforts for our ClearPoint system began in 2003, and in June 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the United States for general neurosurgical interventional procedures. In February 2011 and May 2018, we also obtained CE marking approval for our ClearPoint system and SmartFlow cannula, respectively. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European Union medical device directives, and it allows us to market the ClearPoint system in the European Union. Today, ClearPoint systems are in clinical use with MRI scanners from the three major manufacturers, Siemens, GE Healthcare and Philips Healthcare, as well as the two major interventional MR/OR platforms, which are manufactured by IMRIS and Brainlab.

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

These local therapies, among others, involve insertion of a catheter, probe or electrode into a target region of the brain, typically performed as a minimally invasive procedure. However, performing these minimally invasive interventions in the brain presents special challenges, including a need to reach a small therapeutic target often located deep within the brain, which target is often an area as small as a few millimeters in diameter. To reach these targets, the physician must act with precision to avoid damaging adjacent areas that are responsible for important neurological functions, such as memory or speech, or penetrating blood vessels which can lead to a life-threatening hemorrhage. The medical community developed stereotactic neurosurgery to address these obstacles. However, despite years of development and clinical experience, conventional stereotactic procedures remain complicated and time-consuming for many neurological interventions and can be extremely difficult on the patient.

U.S. Market Opportunities

We believe there are more than 55,000 potential neurosurgical procedures per year in the United States in which our ClearPoint system could be used as a navigational platform for functional stereotactic neurosurgery. The potential procedures include:

•	Electrode Placement – The current standard of care for the placement of the DBS electrodes requires the patient to be awake during surgery, in order to verify proper placement. Our ClearPoint system provides real-time visualization of the placement, which we believe will drive growth in the number of potential procedures. Both St. Jude Medical (now part of Abbott Laboratories) and Boston Scientific received FDA clearances for new DBS systems and both have received conditional FDA clearance for use of these systems in an MRI setting for the treatment of epilepsy. Abbott Laboratories began marketing the Infinity® DBS system in 2017 and Boston Scientific launched the Vercise™ Deep Brain Stimulation System in 2018. DBS is used to treat the symptoms of Parkinson's Disease, a degenerative condition that affects more than one million people in the United States and 10 million people worldwide. DBS works by stimulating a targeted region of the brain through implanted leads that are powered by a device called an implantable pulse generator. We estimate 6,000 Parkinson’s disease and essential tremor patients per year are potential candidates for the implantation of deep brain stimulation electrodes utilizing our ClearPoint system. In addition, patients suffering from essential tremor, dystonia, obsessive compulsion disorder or severe depression may create additional potential procedure opportunities.

•	Laser ablation of the hippocampus – Currently, approximately 50,000 people suffer from drug treatment resistant Epilepsy. We estimate laser ablation of the hippocampus and amygdala, a small structure in the brain that may serve as the foci of certain types of epileptic seizures, is a viable therapeutic option for approximately 15,000 patients annually.

•	Brain tumor biopsy – For smaller, harder to reach brain tumors or those near critical structures (the brain stem or large blood vessels), navigating the surgical field so that the biopsy needle reaches the brain tumor and accurately acquires a representative sample of the tumor is paramount. For small, deep-seated tumors, navigating a device to the exact target is challenging and necessary to avoid the inadvertent destruction of healthy brain tissue. We estimate brain tumor applications represent the potential for approximately 15,000 procedures per year.

•

Gene therapy and drug delivery in the brain – The blood-brain barrier prevents large-molecule, and nearly all small-molecule, neurotherapeutics from reaching the brain. Several pharmaceutical and biotech companies are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier, which may enable the development of treatments for rare single-gene pediatric disorders, such as AADC Deficiency, Friedreich’s Ataxia and Angelman Syndrome, as well as adult disorders including Parkinson’s disease, Huntington’s disease and certain types of cancers, such as Glioblastoma. The potential addressable market by 2025 for these indications is estimated to be more than 300,000 patients worldwide and $1.5 billion. If our ClearPoint system and SmartFlow cannula become approved and become the standard approach to local drug delivery in the brain, we believe the impact on our financial performance, could be significant. However, these treatments are subject to FDA-mandated clinical trial requirements, which are expensive and time consuming to conduct. Nonetheless, several of our biologics and drug delivery customers are pursuing these clinical trials and believe that the first gene therapy submissions may be reviewed by regulatory authorities in 2020, which could present an opportunity for clinical launches in the fourth quarter of 2020 or the first quarter of 2021. This said, it is early in the development cycle to estimate the potential of, and our ability to capitalize on, this market opportunity with a reasonable amount of certainty.

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

Our ClearPoint System Solution

We believe the design of our ClearPoint system can significantly simplify how stereotactic neurological interventions are performed. Instead of relying on the indirect guidance of pre-operative imaging, our ClearPoint system is based on a direct approach, during which a physician is guided by real-time high resolution MRI. The procedure is designed to be performed in a standard hospital-based MRI scanner or intra-operative MRI, instead of a traditional operating room.

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

Our SmartFlow cannula has received 510(k) clearance for injection of Cytarabine or for removal of cerebrospinal fluid from the ventricles. It has also received CE mark for the injection of approved fluids into the brain. Delivery of other therapeutic agents using our SmartFlow cannula is investigational. The SmartFlow cannula is a disposable device intended for single patient use only and is not intended for implant.

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

Sales and Marketing

Commercializing our ClearPoint system involves marketing primarily to:

•	physicians who care for patients suffering from neurological disorders, including neurosurgeons, who perform the neurological procedures, and neurologists, who interact with patients prior to and following surgery and who refer patients for surgery; and
•	hospitals involved in the treatment of neurological disorders, including the opinion leaders at these hospitals.

There are approximately 3,600 neurosurgeons in the United States, and approximately 6,300 neurosurgeons in the European Union. Similar to many fields of medicine, some neurosurgeons elect to focus on a particular specialty within the neurological field. For example, some neurosurgeons focus their practice on spine surgeries, others more on open craniotomy surgeries and others more on minimally invasive approaches, such as functional neurosurgery. We believe our ClearPoint system may be most applicable to those functional neurosurgeons, as well as oncologic neurosurgeons, but we also market our ClearPoint system to other neurosurgeons. We believe that our ClearPoint system represents an attractive platform for a neurosurgery team within a hospital to perform various general neurological procedures.

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

As of March 16, 2020, our sales, clinical support and marketing team consisted of 21 employees. We believe that our current sales, clinical support and marketing team is sufficient for our current needs; however, we expect the size of our team to vary with the number and locations of the ClearPoint installed base and the volume of procedures utilizing the ClearPoint system.

Given the stage of development of the ClearTrace system, we have not developed a sales and marketing plan to commercialize ClearTrace either inside or outside the United States.

Research and Development

Continued innovation through research and development is important to our future success. As of March 16, 2020, our research and development team consisted of 10 employees. We have assembled an experienced team with recognized expertise in the development of medical devices, multi-modal software and advanced MRI technologies, including interventional MRI microcoils and catheters. We believe that our current research and development team is sufficient for our current needs; however, we may increase the size of our team depending on the progress of our ongoing research and development efforts. Our principal research and development goals are to continue to enhance our ClearPoint hardware and software platforms to allow for faster workflows and flexible procedure locations, and to develop devices to facilitate drug delivery directly to the brain.

Manufacturing and Assembly

Our ClearPoint system and SmartFlow cannula include off-the-shelf components, custom-made components produced to our proprietary specifications by various third parties and components that we assemble in our Irvine, California facility. We use third parties to manufacture these components to utilize their individual expertise, minimize our capital investment and help control costs. We purchase most custom-made components of our ClearPoint system from single-source suppliers due to quality considerations, lower costs and constraints resulting from regulatory requirements; however, we believe alternative sources are available, if needed. Generally, we purchase our components through purchase orders and do not have long-term contracts with most of our suppliers.

Our Irvine, California facility is structured to complete component processing, final assembly, packaging and distribution activities for our ClearPoint system. The assembly process is performed in a controlled environment as required by applicable regulation for medical device assembly. Our operations are subject to extensive regulation by the FDA under its Quality System Regulation, or QSR, which requires that manufacturers have a quality management system for the design and production of medical devices. To the extent we conduct such operations outside the United States, we will be subject to international regulatory requirements. In addition, our offices in Mississauga, Ontario, Canada house our software development team.

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

Customers

At March 16, 2020, more than 60 hospitals in the U.S. use the ClearPoint system. A small number of these hospital customers account for a substantial portion of our revenues from sales of ClearPoint disposable products. Our five largest hospital customers accounted for approximately 33% of such revenues in 2019.

At March 16, 2020, we had 20 biologics and drug delivery companies to whom we sold products and services. One of these customers accounted for approximately 52% of such revenues in 2019.

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

Patents and Patent Applications

We have a significant patent portfolio in the field of MRI-guided interventions. As of March 16, 2020, we wholly-owned, co-owned or licensed a total of 93 United States patents and 26 United States patent applications, as well as 188 foreign patents and foreign patent applications corresponding with many of our United States patents and applications. Our owned, issued patents expire at various dates beginning in 2020. Some of our patents and patent applications are co-owned by Boston Scientific, and, with respect to those patents and patent applications, we have licensing and cross-licensing arrangements in place with Boston Scientific. As a result of those arrangements, we have exclusive rights to all fields outside neuromodulation and implantable medical leads for cardiac applications, and we have licensed the fields of neuromodulation and implantable medical leads for cardiac applications to Boston Scientific.

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

Merge

In July 2007, we entered into a master services and licensing agreement with Merge Healthcare Canada Corp. (formerly known as Cedara Software Corp.), or Merge (now part of IBM/Watson Health), for Merge to develop on our behalf, based on our detailed specifications, a customized software solution for our ClearPoint system. Merge was in the business of providing software development and engineering services on a contract basis to a number of companies. In developing our ClearPoint system software, Merge utilized certain of its own pre-existing software code, or Merge software. Under our agreement with Merge, we received a non-exclusive, worldwide license to the Merge software, in object code form, as an integrated component of our ClearPoint system software. In return, we agreed to pay Merge a license fee for each copy of our ClearPoint system software that we distribute. Except for the Merge software, the work performed by Merge was a “work made for hire” and we exclusively own our ClearPoint system software. Under the master services and licensing agreement, Merge also performed ongoing custom engineering, maintenance and support services with respect to our ClearPoint system software, for which we compensated Merge.

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

ClearPoint System

Currently, we are not aware of any other company that offers a direct MRI-guided stereotactic system for neurological interventions, although two companies, Monteris Medical Inc. and Medtronic, PLC offer devices for laser ablation under direct MRI guidance. In addition, companies such as Brainlab, Medtronic, PLC, Elekta AB, FHC Inc., Integra Life Sciences, and Neurologica Corporation, a subsidiary of Samsung Electronics Co., offer devices and systems for use in conventional stereotactic neurological procedures, such as surgical navigation workstations, frame-based and frameless stereotactic systems, portable computer tomography scanners and computer-controlled guidance systems, and these devices and systems are competitive with our ClearPoint system. Also, Zimmer Biomet Holdings, Inc.’s ROSA® robot is an operating room alternative to the ClearPoint system. Additionally, we could also face competition from other medical device, biotechnology and pharmaceutical companies that have the technology, experience and capital resources to develop alternative therapy methods, including MRI-guided technologies. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we have.

Regulatory Requirements of the United States Food and Drug Administration

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our products sold in the United States are subject to regulation as medical devices under the federal Food Drug and Cosmetic Act, or FDCA, as implemented and enforced by the FDA. The FDA governs the following activities that we perform or that are performed on our behalf, to ensure that the medical devices we manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

•	product design, preclinical and clinical development and manufacture;
•	product premarket clearance and approval;
•	product safety, testing, labeling and storage;
•	record-keeping procedures;
•	product marketing, sales and distribution; and
•	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions and repair or recall of products.

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

PMA Approval Pathway

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or is not otherwise exempt from the FDA’s premarket clearance and approval requirements. A PMA must generally be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of our or our third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. Once a PMA is approved, the FDA may require that certain conditions of approval be met, such as conducting a post market clinical trial.

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

Failure by us or by our third-party manufacturers and suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our marketed products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing or delaying requests for 510(k) clearance or PMA approvals of new products or modified products;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusal to grant export approval for our marketed products; or

•	criminal prosecution.

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

Employees

As of March 16, 2020, we had 49 full time employees, of whom 10 were engaged primarily in research and development, 15 in manufacturing and quality assurance, 21 in sales, clinical support and marketing, and 3 in administrative and finance functions. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

We expect that sales of our ClearPoint system products will account for the majority of our revenues for at least the next few years. Our ClearPoint system may not gain broad market acceptance unless we continue to convince physicians, hospitals and patients of its benefits. Moreover, even if physicians and hospitals understand the benefits of our ClearPoint system, they still may elect not to use our ClearPoint system for a variety of reasons, such as:

•	the shift in location of the procedure from the operating room to the MRI suite;
•	demand for the MRI suite within the hospital, which may result in limited or no MRI scanner availability for procedures in which our ClearPoint system would be used;
•	the familiarity of the physician with other devices and surgical approaches;
•	the physician’s perception that there are insufficient benefits of our ClearPoint system relative to those other devices and surgical approaches;
•	budgetary constraints with respect to the purchase of our ClearPoint system hardware and software;
•	the price of our ClearPoint system disposable products, which may be higher than devices used with other surgical approaches; and
•	the physician’s perception that there is a lack of clinical data on the use of our ClearPoint system.

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

COVID-19 could adversely impact our business

COVID-19 and the measures designed by certain local, state and federal government agencies to control its spread have resulted in the postponement of elective medical procedures and non-essential movement, which adversely affects the current demand for our products and services. The extent to which COVID-19, and measures designed to control its spread, impacts us will depend on future developments, which are highly uncertain and cannot be accurately predicted. Accordingly, in the event of a sustained outbreak and measures continuing to defer elective medical procedures for a year or longer, the disaster recovery and business continuity plans we have in place may not be adequate, in which case our business, revenues, operating results and financial condition would be adversely impacted.

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

A small number of our hospital customers account for a substantial portion of our revenues from sales of ClearPoint disposable products. Our five largest customers account for approximately 33% of our revenues. Sales to almost all our customers, including our five largest customers, are not based on long-term, committed volume purchase contracts, and we may not continue to generate a similar level of revenues from these customers, or any other customer. Because of our current customer concentration, our revenues could fluctuate, possibly significantly, due to a reduction or delay in orders from any of our significant customers, which could harm our business and results of operations.

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

We received 510(k) clearance to market our ClearPoint system for use in general neurological interventional procedures, including DBS. We could seek to obtain additional, more specific indications for use of our ClearPoint system beyond the general neurological intervention claim. To the extent we seek expanded claims for our ClearPoint system, such claims could, depending on their nature, require 510(k) clearance or FDA approval of a PMA. Moreover, some specific ClearPoint system claims could require clinical trials to support regulatory clearance or approval. In the event we seek a new indication for use of, or new claims for, the ClearPoint system that we believe are necessary or desirable for successful commercialization, the FDA may refuse our requests for 510(k) clearance or PMA approval. Likewise, to the extent clinical trials are necessary, we may not successfully complete or have the funds to initiate such clinical trials.

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

Risks Related to Our Financial Position

We have incurred losses since our inception and we may continue to incur losses. If we fail to generate significant revenue from sales of our products and services, we may never achieve or sustain profitability.

We have incurred losses in each year since our inception in 1998 that have resulted principally from costs incurred in connection with our sales and marketing activities, research and development efforts, manufacturing activities and other general and administrative expenses associated with our operations, and we may continue to incur losses as we continue to invest capital in the sales and marketing of our ClearPoint platform products and services, and growth of our business generally.

As a result of the numerous risks and uncertainties associated with developing medical devices and with our biologic and drug delivery customers’ development of safe and effective drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Our profitability will depend on revenues from the sale of our products and services. We cannot provide any assurance that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our relatively limited commercialization history, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our stock price or cause us to cease operations.

We may need additional funding for our business, and we may not be able to raise capital when needed or on terms that are acceptable to us, which could force us to delay, reduce or eliminate our commercialization efforts or our product development programs.

The cumulative net loss from our inception through December 31, 2019 was approximately $113 million. Net cash used in operations was $2.8 million for the year ended December 31, 2019 and at December 31, 2019, we had cash and cash equivalent balances aggregating $5.7 million. Since our inception, we have financed our operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent such financing activities consist of: (i) a January 2020 private placement of secured convertible notes due in 2025, which resulted in net proceeds of $17.1 million (the “2020 Financing Transaction”); and (ii) a May 2019 private placement of equity, which resulted in net proceeds of $7.4 million (the “2019 PIPE”). In addition, at any time up to January 11, 2022, we have the right, but not the obligation, to request one of the noteholders in the 2020 Financing Transaction to purchase up to an additional $15.0 million of secured convertible notes (the “Additional Convertible Notes”), provided that such noteholder has the right, but not the obligation, to purchase the Additional Convertible Notes.

Our plans for the next twelve months reflect our anticipation of increases in revenues from sales of the ClearPoint system and related disposable products as a result of greater utilization at existing installed sites and the installation of the ClearPoint system at new sites, from sales of clinical services. We also anticipate increases over the next twelve months in operating expenses to support the expected increase in revenues, with resulting decreases in loss from operations and in cash flow used in operations. However, there is no assurance that we will be able to achieve anticipated results, and even in the event such results are achieved, we expect to continue to consume cash in operations over at least the next twelve months.

As a result of the foregoing, we believe it may be necessary to seek additional sources of funds from the issuance of the Additional Convertible Notes, or the sale of equity or other debt securities, which likely would result in dilution to existing ownership interests, from the establishment of a credit facility, or from entry into an agreement with a strategic partner or some other form of collaborative relationship. There is no assurance, however, that we will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing we do obtain will be sufficient to meet our needs. If we are not able to obtain the additional financing on a timely basis, we may be unable to achieve anticipated results, and may not be able to meet other obligations as they become due. An inability to obtain a sufficient amount of additional funding would create substantial doubt as to our ability to continue as a going concern.

The funding requirements for our business will depend on many factors, including:

•	the timing of broader market acceptance and adoption of our ClearPoint platform products and services;

•	the scope, rate of progress and cost of our ongoing product development activities relating to our ClearPoint system;

•	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;

•	the cost and timing of establishing inventories at levels sufficient to support our sales;

•	the scope, rate of progress and cost of our research and development activities relating to new products;

•	the effect of competing technological and market developments;

•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

•	the cost and timing of any clinical trials;

•	the cost and timing of regulatory filings, clearances and approvals; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We have received non-exclusive, non-transferable, worldwide licenses from third parties to certain software, in source code form, that is integrated into the software component of our ClearPoint system. In return, we agreed to pay one such third party a one-time license fee, as well as a license fee for each copy of the ClearPoint system software that we distribute, subject to certain minimum license purchase commitments which we already have satisfied, and we have agreed to pay royalties to other third parties based on our placements of new ClearPoint system installations. The source code licensees are perpetual, except in the event we breach our agreement with any of the third parties, in which case such a third party may terminate the license for cause. A loss of any of the licenses could impede our ability to install our ClearPoint system at new sites until equivalent software could be identified, licensed or developed, and integrated into the software component of our ClearPoint system. These delays, if they occur, would harm our business, operating results and financial condition.

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

The Affordable Care Act also imposes, among other things, an annual excise tax on any entity that manufactures or imports medical devices offered for sale in the United States. A two-year moratorium applied to this tax through December 2019. In December 2019, President Trump signed into law a permanent repeal of the medical device tax under the Affordable Care Act, but there is no guarantee that Congress or the President will not reverse course in the future. If such an excise tax on sales of our products in the United States is enacted, it could have a material adverse effect on our business, results of operations and financial condition.

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

Although we do not provide healthcare services or receive payments directly from Medicare, Medicaid or other third-party payors for our products or the procedures in which our products may be used, many state and federal healthcare laws and regulations governing financial relationships between medical device companies and healthcare providers apply to our business and we could be subject to enforcement by both the federal government, private whistleblowers and the states in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•	The federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or providing any kickback, bribe or other remuneration, directly or indirectly, in exchange for or to induce the purchase, lease or order, or arranging for or recommending of, any item or service for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs.

•	Federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other federally-funded healthcare programs that are false or fraudulent, or are for items or services not provided as claimed, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices. Changes to the federal false claims law enacted as part of the Affordable Care Act will likely increase the number of whistleblower cases brought against providers and suppliers of health care items and services.

•	The federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, which established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services.

•	State and foreign law equivalents of each of the above federal laws, such as: (i) anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and (ii) the Foreign Corrupt Practices Act, which may apply to interactions with foreign government officials, including physician employees of a foreign government entity, by our employees and third-party business partners.

•	The Affordable Care Act, which imposes certain reporting obligations on manufacturers of drugs, devices and biologics. Specifically, such manufacturers are required to report payments or other transfers of value to or on behalf of a physician or teaching hospital by such manufacturers, as well as any ownership or investment interest held by physicians in such manufacturers. Violations of the reporting requirements are subject to civil monetary penalties.

•	The Affordable Care Act also grants the Office of Inspector General additional authority to obtain information from any individual or entity to validate claims for payment or to evaluate the economy, efficiency or effectiveness of the Medicare and Medicaid programs, expands the permissible exclusion authority to include any false statements or misrepresentations of material facts, enhances the civil monetary penalties for false statements or misrepresentation of material facts, and enhances the Federal Sentencing Guidelines for those convicted of federal healthcare offenses.

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

Our performance depends on the talents and efforts of our employees. Our future success will depend on our ability to attract, retain and motivate highly skilled personnel in all areas of our organization, but particularly as part of our sales, clinical support, product development and marketing teams. We plan to continue to grow our business and will need to hire additional personnel to support this growth. It is often difficult to hire and retain these persons, and we may be unable to replace key persons if they leave or fill new positions requiring key persons with appropriate experience. If we experience difficulties locating and hiring suitable personnel in the future, our growth may be hindered. Qualified individuals are in high demand, particularly in the medical device industry, and we may incur significant costs to attract and retain them. If we are unable to attract and retain the personnel we need to succeed, our business and growth could be harmed.

If we do not effectively manage our growth, we may be unable to successfully market and sell our products or develop our product candidates.

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. In order to achieve our business objectives, we must continue to grow. However, continued growth presents numerous challenges, including:

•	expanding our sales, clinical support, product development and marketing infrastructure and capabilities;
•	expanding our assembly capacity and increasing production;
•	implementing appropriate operational and financial systems and controls;
•	improving our information systems;
•	identifying, attracting and retaining qualified personnel in our areas of activity; and
•	hiring, training, managing and supervising our personnel.

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

We do not have redundant facilities. We conduct substantially all our activities, including executive management, research and development, component processing, final assembly, packaging and distribution activities for our ClearPoint system, at our facility located in Irvine, California, which is a seismically active area that has experienced major earthquakes in the past, as well as other natural disasters, including wildfires. We have taken precautions to safeguard our facility, including obtaining business interruption insurance. However, any future natural disaster, such as an earthquake or a wildfire, pandemics, such as the recent outbreak of the novel coronavirus COVID-19, or other unanticipated catastrophes, such as telecommunications failures, cyberattacks, or terrorist attacks, at any of the locations in which we or our key partners, suppliers and customers do business, could significantly disrupt our operations, and delay or prevent product assembly and shipment during the time required to repair, rebuild or replace our facility, which could be lengthy and result in significant expenses. Furthermore, the insurance coverage we maintain may not be adequate to cover our losses in any particular case or continue to be available at commercially reasonable rates and terms. In addition, our facility may be subject to shortages of electrical power, natural gas, water and other energy supplies. Any future shortage or conservation measure could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

COVID-19 could adversely impact our business

COVID-19 and the measures designed by certain local, state and federal government agencies to control its spread have resulted in the postponement of elective medical procedures and non-essential movement, which adversely affects the current demand for our products and services. The extent to which COVID-19, and measures designed to control its spread, impacts us will depend on future developments, which are highly uncertain and cannot be accurately predicted. Accordingly, in the event of a sustained outbreak and measures continuing to defer elective medical procedures for a year or longer, the disaster recovery and business continuity plans we have in place may not be adequate, in which case our business, revenues, operating results and financial condition would be adversely impacted.

Risks Related to Our Common Stock

Our common stock may be traded infrequently and in low volumes, so stockholders may be unable to sell their shares of common stock at or near the quoted bid prices if they wish to sell their shares.

The shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume. Even if we come to the attention of such institutionally oriented persons, they may be risk-averse in the current economic environment and could be reluctant to follow a company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give any assurance that a broader or more active public trading market for our shares will develop or be sustained. Due to these conditions, we can give no assurance that stockholders will be able to sell their shares at or near bid prices or at all if they need money or otherwise desire to liquidate their shares. As a result, investors could lose all or part of their investment.

If our common stock becomes subject to the penny stock rules, it may become more difficult to trade our shares.

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on The Nasdaq Capital Market, and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock and be subject to the following requirements:

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

Additional sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. If our common stock becomes subject to these penny stock rules these disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result, fewer broker-dealers may be willing to make a market in our stock, which could affect our stockholders’ ability to sell their shares.

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

Companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The market price of our common stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	Failure to develop successfully our products;
•	Changes in laws or regulations applicable to future products;
•	Inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	Adverse regulatory decisions;
•	Introduction of new products, services or technologies by our competitors;
•	Failure to meet or exceed financial projections we may provide to the public;
•	Inability to obtain additional funding;
•	Failure to meet or exceed the financial projections of the investment community;
•	Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	Additions or departures of key personnel;
•	Significant lawsuits, including patent or stockholder litigation;
•	Changes in the market valuations of similar companies;
•	Sales of our common stock by us or our stockholders in the future; and
•	Trading volume of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.

As of March 16, 2020, almost all of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of common stock pursuant to this prospectus, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease approximately 7,400 square feet of space in Irvine, California under a lease that expires in September 2023. Our principal executive office and our principal operations are based at this facility. We also lease an office in Mississauga, Ontario, Canada under a lease that expires in July 2020, which is renewable for additional one-year periods at our option. Our software development team is based in this office. We believe that these facilities are sufficient to meet our needs for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Capital Market under the symbol “CLPT.”

Holders

As of March 16, 2020, we had 15,491,863 shares of common stock outstanding and no shares of preferred stock outstanding. As of March 16, 2020, we had 236 stockholders of record. In addition, as of March 16, 2020, options and warrants to purchase 6,743,777 shares of common stock were outstanding.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders (1)	1,145,167	$6.56	475,639
Equity compensation plans not approved by stockholders (1)(2)(3)(4)(5)(6)(7)	494,000	$17.56	—
Total	1,639,167	$9.87	475,639

_____________________

(1)	The information presented in this table is as of December 31, 2019.
(2)	We adopted our 2010 Non-Qualified Stock Option Plan in December 2010. The plan provided for the issuance of non-qualified stock options to purchase up to 64,141 shares of our common stock. We ceased making awards under the plan upon the adoption of our 2012 Incentive Compensation Plan. As of December 31, 2019, options to purchase 53,625 shares of our common stock were outstanding under the 2010 Non-Qualified Stock Option Plan.
(3)	In December 2013, we adopted our 2013 Non-Employee Director Equity Incentive Plan. The plan provides for the issuance of awards with respect to an aggregate of 14,250 shares of our common stock. As of December 31, 2019, awards with respect to 10,375 shares of our common stock were outstanding under the 2013 Non-Employee Director Equity Incentive Plan.
(4)	In October 2014, we entered into a written compensatory contract with Francis P. Grillo, our then-Chief Executive Officer, pursuant to which we awarded Mr. Grillo non-qualified stock options to purchase 60,000 shares of our common stock.
(5)	In December 2014, we entered into a written compensatory contract with Wendelin C. Maners, our then-Vice President, Marketing, pursuant to which we awarded Ms. Maners non-qualified stock options to purchase 8,750 shares of our common stock.
(6)	In March 2015, we entered into a written compensatory contract with Harold A. Hurwitz, our Chief Financial Officer, pursuant to which we awarded Mr. Hurwitz non-qualified stock options to purchase 11,250 shares of our common stock.
(7)	In November 2017, we entered into a written compensatory contract with Joseph M. Burnett, our Chief Executive Officer, pursuant to which we awarded Mr. Burnett non-qualified stock options to purchase 350,000 shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain under direct, intra-procedural MRI guidance. Our principal product platform is our ClearPoint system, which is in commercial use and is used to perform minimally invasive surgical procedures in the brain. The ClearPoint system utilizes intra-procedural MRI to guide the procedures and are designed to work in a hospital’s existing MRI suite. We believe that this product platform delivers better patient outcomes, enhances revenue potential for both physicians and hospitals, and reduces costs to the healthcare system.

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all our product revenues for the years ended December 31, 2019 and 2018 relate to sales of our ClearPoint system products. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of December 31, 2019, we had accumulated losses of approximately $113 million. We may continue to incur operating losses as we expand our ClearPoint system platform and our business generally.

Factors Which May Influence Future Results of Operations

The following is a description of factors which may influence our future results of operations, and which we believe are important to an understanding of our business and results of operations.

Revenues

In 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. Future revenues from sales of our ClearPoint platform products and services are difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses.

Generating recurring revenues from the sale of functional neurosurgical products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our functional neurosurgical products. Our product revenues were approximately $9.5 million and $6.7 million for the years ended December 31, 2019 and 2018, respectively, and were almost entirely related to our ClearPoint system.

In addition, we expect that, over time, service revenues will constitute an increasing portion of our total revenues based on: (a) leveraging current and future installations of ClearPoint systems, as discussed above, so as to result in an increase in functional neurosurgical service revenues; and (b) increasing biologics and drug delivery service revenues should our customers in this space be successful in expansion of their clinical trials, and should we be successful in continuing to establish relationships with new biologic and drug delivery partners. Our service revenues were approximately $1.7 million and $700,000 for the years ended December 31, 2019 and 2018, respectively.

Our revenue recognition policies are more fully described in the “Critical Accounting Policies and Significant Judgments and Estimates” section below.

Cost of Revenues

Cost of revenues includes the direct costs associated with the assembly and purchase of components for functional neurosurgical products, drug delivery and biologic products, non-neurosurgical therapy products, and ClearPoint capital equipment which we have sold, and for which we have recognized the revenue in accordance with our revenue recognition policy. Cost of revenues also includes the allocation of manufacturing overhead costs and depreciation of loaned systems installed under our ClearPoint placement program, as well as provisions for obsolete, impaired, or excess inventory. With the anticipated increases in the contribution to total revenues of sales of recurring products and services, as discussed above, we expect gross margin, as a percentage of total revenue, to increase over time.

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products. Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system; and (ii) seek to expand the application of our technological platforms. From our inception through December 31, 2019, we have incurred approximately $56 million in research and development expenses.

Product development timelines, likelihood of success, and total costs can vary widely by product candidate. There are also risks inherent in the regulatory clearance and approval process. At this time, we are unable to estimate with any certainty the costs that we will incur in our efforts to expand the application of our technological platforms.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments are discussed below. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition. Our revenues are comprised primarily of: (1) product revenues resulting from the sale of functional neurosurgical products, drug delivery and biologic products, and non-neurosurgical therapy products; (2) product revenues resulting from the sale of ClearPoint capital equipment; (3) functional neurosurgical services outsourced to us by customers; (5) clinical case support revenues in connection with customer-sponsored clinical trials; and (5) revenues resulting from the rental, service, installation, training and shipping related to ClearPoint capital equipment. We recognize revenue when control of our products and services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control.

Lines of Business; Timing of Revenue Recognition

•	Functional neurosurgery product, biologics and drug delivery systems product, and non-neurosurgery therapy product sales: Revenues from the sale of functional neurosurgery products (consisting of disposable products sold commercially and related to cases utilizing our ClearPoint system), biologics and drug delivery systems (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing the ClearPoint system), and non-neurosurgery therapy products (consisting of disposable products for non-neurosurgery procedures) are generally based on customer purchase orders, the predominance of which require delivery within one week of the order having been placed, and are recognized at the point in time of delivery to the customer, which is the point at which legal title, and risks and rewards of ownership, along with physical possession, transfer to the customer.

•	Capital equipment sales

o	Capital equipment sales preceded by evaluation periods: The predominance of capital equipment sales (consisting of integrated computer hardware and software that are integral components of our ClearPoint system) are preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed and the systems have been in operation. Accordingly, revenue from capital equipment sales following such evaluation periods is at the point in time that we are in receipt of an executed purchase agreement or purchase order.

o	Capital equipment sales not preceded by evaluation periods: Revenue from sales of capital equipment not having been preceded by an evaluation period is recognized at the point in time that the equipment has been delivered to the customer.

For both types of capital equipment sales described above, our determination of the point in time at which to recognize revenue represents that point at which the customer has legal title, physical possession, and the risks and rewards of ownership, and we have a present right to payment.

•	Functional neurosurgery and related services: Revenues from functional neurosurgery and related services are recognized over the period of time such services are rendered.

•	Biologics and drug delivery services

o	Outsourced recruitment and/or designation of a clinical services liaison between our customer and us: We recognize revenue at the point in time that the liaison is either recruited or designated, which is the point at which the customer is able to direct, and obtain benefit from, use of the liaison. We made this determination based on the decision made by the customer to outsource this function to us, rather than to incur its own recruiting costs. Upon such recruitment or designation, the liaison becomes the customer’s outsourced clinical support services coordinator.

o	Outsourced technical clinical support of cases performed pursuant to customer-sponsored clinical trials: When our fee arrangement with a customer is based on our attendance at cases, we recognize revenue at the point in time a clinical trial case is performed based on the allocated per-case transaction price. When our fee arrangement with a customer is based on a stand-ready service to be available when cases are performed, we recognize revenue ratably over the period covered by the fee. A time-elapsed output method is used for such service revenues because we transfer control evenly by providing this stand-ready service.

o	Other related services: We recognize revenue for such services at the point in time that the performance obligation has been satisfied.

•	Capital equipment-related services

o	Rental, service and other revenues: Revenues from rental of ClearPoint capital equipment are recognized ratably on a monthly basis over the term of the rental agreement, which is less than one year. Revenue from service of ClearPoint capital equipment previously sold to customers is based on agreements with terms ranging from one to three years and revenue is recognized ratably on a monthly basis over the term of the service agreement. A time-elapsed output method is used for rental and service revenues because we transfer control evenly by providing a stand-ready service.

o	Installation, training and shipping: Consistent with our recognition of revenue for capital equipment sales as described above, fees for installation, training and shipping in connection with sales of capital equipment that have been preceded by customer evaluation periods are recognized as revenue at the point in time we are in receipt of an executed purchase order for the equipment. Installation, training and shipping fees related to capital equipment sales not having been preceded by an evaluation period are recognized at the point in time that the related services are performed.

Inventory. Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. All items included in inventory relate to our functional neurosurgical products, drug delivery and biologic products, non-neurosurgical therapy products and ClearPoint capital equipment. Software license inventory related to ClearPoint systems undergoing on-site customer evaluation is included in inventory in the accompanying consolidated balance sheets. All other software license inventory is classified as a non-current asset. We periodically review our inventory for obsolete items and provide a reserve upon identification of potentially obsolete items.

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

Results of Operations

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

	Year Ended December 31,		Percentage
	2019	2018	Change
Product revenues	$9,476,364	$6,685,020	42%
Service and other revenues	1,740,573	668,246	160%
Total revenues	11,216,937	7,353,266	53%
Cost of revenues	3,832,884	2,433,069	58%
Research and development costs	2,922,279	2,310,139	26%
Sales and marketing expenses	4,755,516	3,532,040	35%
General and administrative expenses	4,299,936	4,325,786	(1)%
Other income (expense):
Gain on change in fair value of derivative liabilities	—	64,318	(100)%
Other income, net	9,054	364	2,387%
Interest expense, net	(955,166)	(980,383)	(3)%
Net loss	$(5,539,790)	$(6,163,469)	(10)%

Revenue. Total revenues were approximately $11.2 million and $7.4 million for the years ended December 31, 2019 and 2018, respectively.

Functional neurosurgery revenue, which consists of disposable product commercial sales related to cases utilizing the ClearPoint system and related services, increased 29% to $6.9 million during the year ended December 31, 2019 from $5.3 million for the same period in 2018. The increase was due primarily to 801 cases utilizing our ClearPoint Neuro Navigation System in 2019, as compared to 670 such cases in 2018, an increase of 20%. The increase in sales was also influenced by two factors: (a) FDA actions taken in early 2018, that adversely affected third-party providers in the laser ablation space; and (b) the introduction by a third-party provider of a new deep brain stimulation system that did not have approval for use in the MRI suite for most of 2018. The FDA actions were resolved by the affected third-parties, but not until the fourth quarter of 2018, and the new deep brain stimulation system received FDA clearance for use in the MRI suite in the third quarter of 2018. There were no increases in functional neurosurgery product prices during 2019 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenues, which include sales of services related to customer-sponsored clinical trials utilizing the ClearPoint system and of related disposable products, increased 116% to $2.3 million for the year ended December 31, 2019, from $1.1 million for the same period in 2018. This increase was due primarily to an increase from 2018 to 2019 of: (a) approximately $839,000, or 305%, in biologics and drug delivery services; and (b) approximately $543,000, or 59%, in biologics and drug delivery product sales. There were no increases in biologics and drug delivery product prices during 2019 that would be reasonably expected to affect a typical customer order.

Capital equipment revenue, consisting of sales of ClearPoint reusable hardware and software, increased 147% to $1.0 million for the year ended December 31, 2019, from $420,000 for the same period in 2018. Revenues from this product line historically have varied from period to period. This increase was due primarily to an increase in the number of ClearPoint systems sold. There were no increases in capital equipment product prices during the year ended December 31, 2019 that would be reasonably expected to affect a typical customer order.

Capital equipment-related services, consisting of fees for capital equipment rental, service, installation, training and shipping, increased 59% to $625,000 for the year ended December 31, 2019, from $393,000 for the same period in 2018. The increase was due primarily to an increase in service fee revenue.

Cost of Revenues. Cost of revenues was $3.8 million for the year ended December 31, 2019, representing gross margin of 66%, compared to $2.4 million for the same period in 2018, representing gross margin of 67%. The slight decrease in gross margin was due primarily to an increased contribution from lower margin capital equipment sales in 2019, when compared to 2018, and to increased direct and indirect costs in 2019, when compared to 2018. These factors were substantially offset by an increased contribution from sales of services, which bear higher margins relative to other lines of revenue.

Research and Development Costs. Research and development costs were $2.9 million for the year ended December 31, 2019, compared to $2.3 million for the same period in 2018, an increase of $612,000, or 26%. The increase was due primarily to increases in: (a) compensation costs, due primarily to increases in incentive compensation and headcount, of $207,000; (b) product and software development costs of $222,000; (c) intellectual property costs of $65,000; and (d) license fees of $76,000.

Sales and Marketing Expenses. Sales and marketing expenses were $4.8 million for the year ended December 31, 2019, compared to $3.5 million for the same period in 2018, an increase of $1.2 million, or 35%. This increase was primarily due to a $1.0 million increase in compensation costs, attributable to increase in incentive-based compensation and headcount, both of which are commensurate with the increase in revenues from 2018 to 2019.

General and Administrative Expenses. General and administrative expenses were $4.3 million for each of the years ended December 31, 2019 and 2018. Most general and administrative cost categories were not materially changed between 2018 and 2019, with decreases in professional fees offset by increases in public company costs due to the uplisting of the exchange on which our common stock is traded.

Interest Expense, net. Net interest expense for the year ended December 31, 2019 was $955,000, compared with $980,000 for the same period in 2018. The decrease was due to the repayment in 2019 of the 2014 Secured Notes, substantially offset by increased amortization of the discount associated with the 2014 Secured Notes and the 2010 Secured Notes, both as described in Note 6 to the Consolidated Financial Statements included elsewhere in this Annual Report.

Liquidity and Capital Resources

At December 31, 2019, we had cash and cash equivalent balances aggregating $5.7 million, resulting primarily from completion of the 2019 PIPE discussed in Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report. Net cash used in operating activities was $2.8 million and $4.6 million for the years ended December 31, 2019 and 2018, respectively.

We have incurred net losses since its inception which has resulted in a cumulative deficit at December 31, 2019 of approximately $113 million. Since inception, we have financed our operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. As a result, management historically has expressed substantial doubt as to the Company’s ability to continue as a going concern. As discussed in Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report, in May 2019, we entered into the 2019 PIPE, resulting in proceeds of approximately $7.5 million, before deducting offering expenses aggregating approximately $94,000. In addition, as discussed in Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report, in January 2020, we entered into a Securities Purchase Agreement with two investors under which we issued to such investors an aggregate principal amount of $17.5 million of floating rate secured convertible notes (the “2020 Secured Notes”). From the proceeds received from the issuance of the 2020 Secured Notes, which have a five-year term, we repaid and retired the 2010 Junior Secured Notes Payable that otherwise would have matured in October and November 2020. As a result, in management’s opinion, our cash and cash equivalent balances at December 31, 2019, when combined with the proceeds from issuance of the 2020 Secured Notes (after repayment of the 2010 Secured Notes), are sufficient to support our operations for at least the next twelve months and to alleviate doubt as to our ability to continue as a going concern.

Cash Flows

Cash activity for the years ended December 31, 2019 and 2018 is summarized as follows:

	Years Ended December 31,
($s in thousands)	2019	2018
Cash used in operating activities	$(2,850)	$(4,631)
Cash used in investing activities	(160)	(63)
Cash provided (used) by financing activities	5,604	(1,495)
Net change in cash and cash equivalents	$2,594	$(6,189)

Net Cash Flows from Operating Activities. We used $2.8 million and $4.6 million of cash for operating activities in 2019 and 2018, respectively.

In 2019, uses of cash in operating activities consisted of: (i) our $5.5 million loss; (ii) increases in inventory of $1.0 million and prepaid expenses and other current assets of $144,000; and (iii) decrease in the lease liability of $109,000. These uses were offset by: (a) decreases in accounts receivable of $144,000 and other assets of $15,000; (b) increases in accounts payable and accrued expenses of $1.2 million and in deferred revenue of $864,000; and (c) non-cash expenses included in our net loss aggregating $1.8 million and consisting of depreciation and amortization, share-based compensation, amortization of debt issuance costs and original issue discounts and amortization of lease right of use assets, net of accretion in lease liabilities.

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

Net Cash Flows from Investing Activities. Net cash flows used in investing activities in 2019 were $160,000 and consisted primarily of an acquisition of medical device license rights.

Net cash flows used in investing activities in 2018 were $63,000 and consisted primarily of equipment purchases.

Net Cash Flows from Financing Activities. Net cash provided by financing activities in 2019 consisted of proceeds from the 2019 PIPE of $7.4 million and the exercise of warrants of $389,000. These proceeds were partially offset by (i) the prepayment in 2019 of financing costs in connection with the 2020 Secured Notes; and (ii) principal repayments of the 2014 and 2010 Secured Notes of $2.1 million.

Net cash used by financing activities in 2018 of $1.5 million consisted of the repayment of a note payable to Brainlab in the principal amount of $2.0 million, partially offset by proceeds from the exercise of warrants for the purchase of our common stock amounting to $505,000.

Off-balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We could continue to incur net losses as we continue our efforts to expand the commercialization of our ClearPoint system products and pursue additional applications for our technology platforms. Our cash balances are typically held in a variety of demand accounts with a view to liquidity and capital preservation.

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to successfully commercialize our ClearPoint system products and pursue additional applications for our technology platforms. Our future capital requirements will depend on many factors, including, but not limited to, the following:

•	the timing of broader market acceptance and adoption of our ClearPoint system products;
•	the scope, rate of progress and cost of our ongoing product development activities relating to our ClearPoint system;
•	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities, and other corporate infrastructure;
•	the cost and timing of establishing inventories at levels sufficient to support our sales;
•	the effect of competing technological and market developments;
•	the cost of pursuing additional applications of our technology platforms under current collaborative arrangements, and the terms and timing of any future collaborative, licensing or other arrangements that we may establish;
•	the cost and timing of any clinical trials;
•	the cost and timing of regulatory filings, clearances and approvals; and
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of Independent Registered Public Accounting Firm and Financial Statements are set forth on pages [•] to [•] of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under their supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2019, pursuant to Regulation 14A under the Exchange Act in connection with our 2020 annual meeting of stockholders.

Our Board of Directors has adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including directors and consultants. The Code of Business Conduct and Ethics is posted on our website at www.clearpointneuro.com. We will provide a copy of this document to any person, without charge, upon request, by writing to our Investor Relations Department, 5 Musick, Irvine, CA 92618. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2019, pursuant to Regulation 14A under the Exchange Act in connection with our 2020 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2019, pursuant to Regulation 14A under the Exchange Act in connection with our 2020 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2019, pursuant to Regulation 14A under the Exchange Act in connection with our 2020 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2019, pursuant to Regulation 14A under the Exchange Act in connection with our 2020 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages [•] through [•], and are included as part of this Annual Report:

Report of Independent Registered Public Accounting Firm	[•]
Consolidated Balance Sheets as of December 31, 2019 and 2018	[•]
Consolidated Statements of Operations for the years ended December 31, 2019 and 2018	[•]
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018	[•]
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018	[•]
Notes to Consolidated Financial Statements	[•]

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits

		Incorporation by Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-54575	3.1	May 11, 2012

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc.	8-K	000-54575	3.1	June 8, 2015

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc.	S-1	333-211647	3.3	August 2, 2016

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ClearPoint Neuro, Inc.	8-K	001-34822	3.1	February 12, 2020

3.5	Amended and Restated Bylaws	10-Q	000-54575	3.2	May 11, 2012

3.6	Second Amended and Restated Bylaws of ClearPoint Neuro, Inc.	8-K	001-34822	3.2	February 12, 2020

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen of Common Stock Certificate of MRI Interventions, Inc.	S-1	333-211647	4.3	July 6, 2016

4.3	Specimen of Common Stock Certificate of ClearPoint Neuro, Inc.	8-K	001-34822	4.1	February 12, 2020

4.4	Form of Junior Secured Promissory Note Due 2020, as amended by that certain Omnibus Amendment dated as of April 5, 2011, as further amended by that certain Second Omnibus Amendment dated as of October 14, 2011	10	000-54575	4.4	December 28, 2011

4.5	Third Omnibus Amendment to the Junior Secured Promissory Notes Due 2020, dated March 25, 2014	S-1	333-201471	4.5	January 13, 2015

4.6	Form of 12% Second-Priority Secured Non-Convertible Promissory Note Due 2019 issued in March 2014 private offering	8-K	000-54575	4.1	March 10, 2014

4.7	Form of Warrant to Purchase Common Stock issued in March 2014 private offering	8-K	000-54575	4.2	March 10, 2014

4.8	Form of Warrant to Purchase Common Stock issued in December 2014 private offering	8-K	000-54575	4.1	December 19, 2014

4.9	Form of Series A Warrant to Purchase Common Stock issued in 2015 private offering	8-K	000-54575	4.1	December 15, 2015

4.10	Form of Series B Warrant to Purchase Common Stock issued in 2015 private offering	8-K	000-54575	4.2	December 15, 2015

4.11	Form of Series A Warrant to Purchase Common Stock issued to Brainlab AG	8-K	000-54575	4.1	March 22, 2016

		Incorporation by Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.12	Form of Series B Warrant to Purchase Common Stock issued to Brainlab AG	8-K	000-54575	4.2	March 22, 2016

4.13	Form of Omnibus Amendment dated June 30, 2016 by and among MRI Interventions, Inc., and certain holders of MRI Interventions, Inc.’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019	8-K	000-54575	10.1	July 1, 2016

4.14	Form of Omnibus Amendment dated June 30, 2016 to Second Amended and Restated Secured Note Due 2018	8-K	000-54575	10.2	July 1, 2016

4.15	Form of Warrant to Purchase Common Stock issued in connection with August 2016 note conversion	8-K	001-34822	4.1	September 1, 2016

4.16	Form of Second Omnibus Amendment dated August 31, 2016 by and among MRI Interventions, Inc., and certain holders of the Company’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019	8-K	001-34822	10.3	September 1, 2016

4.17	Form of Third Omnibus Amendment Dated September 25, 2018 by and among MRI Interventions, Inc., and the holders of the Company’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019	8-K	001-34822	10.1	September 25, 2018

4.18	Form of Warrant to Purchase Common Stock issued in 2017 private offering	8-K	001-34822	4.1	May 25, 2017

4.19	Form of Senior Secured Convertible Note (First Closing)	8-K	001-34822	4.1	January 13, 2020

4.20	Form of Senior Secured Convertible Note (Second Closing)	8-K	001-34822	4.2	January 13, 2020

4.21	Form of Senior Secured Convertible Note (Third Closing)	8-K	001-34822	4.3	January 13, 2020

4.22	Fourth Omnibus Amendment to the Junior Secured Promissory Notes Due 2020, dated January 27, 2020	8-K	001-34822	4.4	January 29, 2020

4.23*	Description of Securities

10.1	Security Agreement by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of March 25, 2014	S-1	333-201471	10.2	January 13, 2015

		Incorporation by Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.2	Junior Security Agreement by and between SurgiVision, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated as of November 5, 2010, as amended by that certain First Amendment dated April 5, 2011, and as further amended by that certain Second Amendment dated October 14, 2011	10	000-54575	10.6	December 28, 2011

10.3	Third Amendment to Junior Security Agreement by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent, dated March 25, 2014	S-1	333-201471	10.4	January 13, 2015

10.4†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 20, 1998, as amended by that certain Amendment to License Agreement dated as of January 15, 2000, and as further amended by that certain Addendum to License Agreement entered into on or around December 7, 2004	10	000-54575	10.9	December 28, 2011

10.5†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around December 7, 2006	10	000-54575	10.10	December 28, 2011

10.6†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 30, 2008	10	000-54575	10.21	December 28, 2011

10.7†	Technology License Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.11	March 15, 2012

10.8†	System and Lead Development and Transfer Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Amendment No. 1 dated May 31, 2006, as further amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.12	March 15, 2012

10.9†	Omnibus Amendment No. 3 to Technology License Agreement and System and Lead Development and Transfer Agreement effective February 2, 2012, between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10	000-54575	10.38	March 15, 2012

		Incorporation by Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.10†	Omnibus Amendment No. 4 to Technology License Agreement and System and Lead Development and Transfer Agreement , between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation, effective March 19, 2014	10-Q/A	000-54575	10.5	August 29, 2014

10.11†	Technology License Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.13	December 28, 2011

10.12†	Omnibus Amendment No. 1 to Technology License Agreement and Development Agreement between MRI Interventions, Inc. and Cardiac Pacemakers, Inc., dated March 19, 2014	10-Q/A	000-54575	10.4	August 29, 2014

10.13†	Development Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.14	December 28, 2011

10.14†	Asset Purchase Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10-Q/A	000-54575	10.2	August 29, 2014

10.15†	Exclusive License Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10-Q/A	000-54575	10.3	August 29, 2014

10.16†	Development Agreement between MRI Interventions, Inc. and Siemens Medical Solutions USA, Inc.	10-Q/A	000-54575	10.1	August 29, 2014

10.17†	Co-Development and Distribution Agreement dated as of April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG, as amended by that certain First Amendment dated as of July 18, 2011	10	000-54575	10.17	March 15, 2012

10.18†	Second Amendment to Co-Development and Distribution Agreement, dated March 6, 2013, between MRI Interventions, Inc. and Brainlab AG	8-K	000-54575	10.1	March 7, 2013

10.19†	Master Services and Licensing Agreement dated as of July 20, 2007 by and between SurgiVision, Inc. and Cedara Software Corp., as amended by that certain First Amendment dated January 18, 2011	10	000-54575	10.20	March 15, 2012

10.20†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	8-K	000-54575	10.1	June 26, 2012

10.21†	Third Amendment to the Master Services and Licensing Agreement, dated as of July 28, 2013, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	10-Q	000-54575	10.56	August 14, 2013

		Incorporation by Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.22	License and Collaboration Agreement, dated April 25, 2017, by and between MRI Interventions, Inc. and Acoustic Medsystems, Inc.	10-Q	001-34822	10.1	May 9, 2017

10.23†	License and Collaboration Agreement, dated as of October 16, 2018, by and between MRI Interventions, Inc. and Clinical Laserthermia Systems AB	10-Q	001-34822	10.2	November 13, 2018

10.24†	Distribution Agreement, dated as of October 16, 2018, by and between MRI Interventions, Inc. and Clinical Laserthermia Systems AB	10-Q	001-34822	10.3	November 13, 2018

10.25	Lease Agreement, dated as of April 21, 2008, by and between Shaw Investment Company, LLC and Surgi-Vision, Inc., as amended by that certain Amendment to Lease dated January 20, 2011, as further amended by that certain Amendment to Lease dated March 26, 2012	10-Q	000-54575	10.27	May 11, 2012

10.26	Second Amendment to Lease Agreement dated as of February 24, 2015, by and between Shaw Investment Company, LLC and MRI Interventions, Inc.	10-K	000-54575	10.24	March 17, 2015

10.27	Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of May 11, 2018, by and between MRI Interventions, Inc. and Shaw Investment Company, LLC	10-Q	001-34822	10.1	August 14, 2018

10.28	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to March 2014 private offering	8-K	000-54575	10.1	March 10, 2014

10.29	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to December 2014 private offering	8-K	000-54575	10.1	December 19, 2014

10.30	Form of Securities Purchase Agreement by and among MRI Interventions, Inc. and the investors party thereto with respect to December 2015 private offering	8-K	000-54575	10.1	December 15, 2015

10.31	Form of Securities Purchase Agreement by and between MRI Interventions, Inc. and Brainlab AG with respect to March 2016 private offering	8-K	000-54575	10.1	March 22, 2016

10.32	Form of Patent and Technology License Agreement by and between MRI Interventions, Inc. and Brainlab AG	8-K	000-54575	10.3	March 22, 2016

10.33	Form of Securities Purchase Agreement by and between the Company and the investors party thereto with respect to the August 2016 private offering	8-K	001-34822	10.1	September 1, 2016

		Incorporation by Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.34	Form of Securities Purchase Agreement by and between the Company and the investors party thereto with respect to the May 2017 private offering	8-K	001-34822	10.1	May 25, 2017

10.35	Form of Registration Rights Agreement by and between the Company and the investors party thereto with respect to the May 2017 private offering	8-K	001-34822	10.2	May 25, 2017

10.36+	2010 Incentive Compensation Plan	10	000-54575	10.4	December 28, 2011

10.37+	2010 Non-Qualified Stock Option Plan	10	000-54575	10.5	December 28, 2011

10.38+	MRI Interventions, Inc. 2012 Incentive Compensation Plan	10	000-54575	10.34	February 9, 2012

10.39+	MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan	Schedule 14A	000-54575	B	April 17, 2015

10.40+	Second Amended and Restated 2013 Incentive Compensation Plan	Schedule 14A	001-34822	A	September 5, 2017

10.41+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Incentive Stock Option Agreement	10-Q	000-54575	10.53	August 14, 2013

10.42+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	10-Q	000-54575	10.54	August 14, 2013

10.43+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	10-Q	000-54575	10.55	August 14, 2013

10.44+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Restricted Share Award Agreement	10-Q	001-34822	10.2	August 12, 2019

10.45+	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.41	March 28, 2014

10.46+	MRI Interventions, Inc. Non-Employee Director Compensation Plan, as amended and restated by the Board of Directors of MRI Interventions, Inc. on December 12, 2017	8-K	001-34822	10.1	December 14, 2017

10.47+	Form of Indemnification Agreement	10	000-54575	10.8	December 28, 2011

10.48+	Employment Agreement, dated as of June 19, 2012, by and between Peter G. Piferi and MRI Interventions, Inc.	8-K	000-54575	10.2	June 21, 2012

		Incorporation by Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.49+	Employment Offer Letter between MRI Interventions, Inc. and Harold A. Hurwitz	10-Q	000-54575	10.1	May 7, 2015

10.50+	Non-Competition Agreement between Harold A. Hurwitz and MRI Interventions, Inc.	10-Q	000-54575	10.2	May 7, 2015

10.51+	Non-Disclosure and Proprietary Rights Agreement between Harold A. Hurwitz and MRI Interventions, Inc.	10-Q	000-54575	10.3	May 7, 2015

10.52+	Consulting Agreement dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-Q	000-54575	10.4	May 7, 2015

10.53+	Omnibus Amendment dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-Q	000-54575	10.5	May 7, 2015

10.54+	Second Amended and Restated Key Personnel Incentive Program	10-Q	000-54575	10.3	August 14, 2013

10.55+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.31	August 14, 2013

10.56+	Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.32	August 14, 2013

10.57+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Parag V. Karmarkar	10-Q	000-54575	10.33	August 14, 2013

10.58+	SurgiVision, Inc. Cardiac EP Business Participation Plan	10	000-54575	10.29	December 28, 2011

10.59+	Cardiac EP Business Participation Plan Award Agreement, dated June 3, 2010, by and between SurgiVision, Inc. and Nassir F. Marrouche	10	000-54575	10.30	December 28, 2011

10.60+	Non-Qualified Stock Option Agreement, effective as of November 10, 2012, granted by MRI Interventions, Inc. to Robert C. Korn	S-8	333-191908	99.3	October 25, 2013

10.61+	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Parag Karmarkar	10-K	000-54575	10.56	March 28, 2014

10.62+	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Paul A. Bottomley	10-K	000-54575	10.57	March 28, 2014

10.63+	Non-Qualified Stock Option Agreement, effective as of October 6, 2014, granted by MRI Interventions, Inc. to Francis P. Grillo	S-1	333-201471	10.63	January 13, 2015

		Incorporation by Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.64+	Non-Qualified Stock Option Agreement, effective as of November 10, 2014, granted by MRI Interventions, Inc. to Robert C. Korn	S-1	333-201471	10.64	January 13, 2015

10.65+	Non-Qualified Stock Option Agreement, effective as of December 1, 2014, granted by MRI Interventions, Inc. to Wendelin C. Maners	S-1	333-201471	10.65	January 13, 2015

10.66+	Non-Qualified Stock Option Agreement, effective as of March 30, 2015 granted by MRI Interventions, Inc. to Harold A. Hurwitz	10-Q	000-54575	10.1	August 10, 2015

10.67*+	Amendment No, 1 dated December 15, 2016 to Consulting Agreement dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-K	001-34822	10.78	March 9, 2017

10.68+	Amendment No. 2, dated April 1, 2017, to Consulting Agreement dated April 1, 2015 between MRI Interventions, Inc. and Kimble L. Jenkins	10-Q	001-34822	10.2	May 9, 2017

10.69+	Separation, Transition and Consulting Agreement, dated as of October 6, 2017 by and between MRI Interventions, Inc. and Francis P. Grillo	8-K	001-34822	10.1	October 10, 2017

10.70+	Employment Agreement, dated as of October 6, 2017, by and between MRI Interventions, Inc. and Joseph Michael Burnett	8-K	001-34822	10.2	October 10, 2017

10.71+	Transition and Release Agreement, dated as of March 9, 2018 by and between MRI Interventions, Inc. and Wendelin Maners	10-Q	001-34822	10.1	May 5, 2018

10.72	Form of Securities Purchase Agreement, dated as of May 9, 2019, by and among MRI Interventions, Inc. and each purchaser identified on the signature pages thereto	8-K	001-34822	10.1	May 9, 2019

10.73	Securities Purchase Agreement, dated January 11, 2020, by and among MRI Interventions, Inc., each investor identified on the signature pages thereto, and Petrichor Opportunities Fund I LP, as collateral agent.	8-K	001-34822	10.1	January 13, 2020

10.74	First OmnibusAmendment to Securities Purchase Agreement and Senior Secured Promissory Notes, dated January 29, 2020, by and among MRI Interventions, Inc., PTC Therapeutics, Inc., and Petrichor Opportunities Fund I LP	8-K	001-34822	10.2	January 29, 2020

10.75	Security Agreement, dated January 29, 2020, by and between MRI Interventions, Inc. and Petrichor Opportunities Fund I LP, in its capacity as collateral agent	8-K	001-34822	10.3	January 29, 2020

10.76	Board Observer Agreement, dated January 29, 2020, by and between MRI Interventions, Inc. and Petrichor Opportunities Fund I LP	8-K	001-34822	10.4	January 29, 2020

Incorporation by Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.77	Fourth Amendment to Junior Security Agreement, dated January 27, 2020, by and between MRI Interventions, Inc. and Landmark Community Bank, in its capacity as collateral agent	8-K	001-34822	10.5	January 29, 2020

21*	Subsidiaries of MRI Interventions, Inc.

23.1*	Consent of Cherry Bekaert LLP

24.1*	Power of Attorney (included on the signature pages hereto)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

†	Confidential treatment granted under Rule 24b-2 under the Securities Exchange Act of 1934. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the request for confidential treatment.

+	Indicates management contract or compensatory plan.

++	This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARPOINT NEURO, INC.

Date: March 27, 2020	/s/ Joseph M. Burnett
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

Signature	Title	Date

/s/ Joseph M. Burnett	President, Chief Executive Officer, and Director	March 27, 2020
Joseph M. Burnett	(Principal Executive Officer)

/s/ Harold A. Hurwitz	Chief Financial Officer	March 27, 2020
Harold A. Hurwitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kimble L. Jenkins	Chairman and Director	March 27, 2020
Kimble L. Jenkins

/s/ R. John Fletcher	Director	March 27, 2020
R. John Fletcher

/s/ Pascal E.R. Girin	Director	March 27, 2020
Pascal E.R. Girin

/s/ B. Kristine Johnson	Director	March 27, 2020
B. Kristine Johnson

/s/ Marcio Souza	Director	March 27, 2020
Marcio Souza

/s/ John N. Spencer, Jr.	Director	March 27, 2020
John N. Spencer, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ClearPoint Neuro, Inc.

Irvine, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ClearPoint Neuro, Inc. (formerly, MRI Interventions, Inc.) (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

March 27, 2020

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,695,722	$3,101,133
Accounts receivable, net	1,089,917	1,233,896
Inventory, net	3,240,218	2,105,976
Prepaid expenses and other current assets	357,227	213,684
Total current assets	10,383,084	6,654,689
Property and equipment, net	447,162	377,706
Operating lease rights of use	374,218	—
Software license inventory	504,400	801,900
Other assets	217,573	22,538
Total assets	$11,926,437	$7,856,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$965,783	$500,929
Accrued compensation	1,408,292	764,960
Other accrued liabilities	328,460	390,838
Operating lease liabilities, current portion	113,520	—
Deferred product and service revenues	1,016,892	210,768
Total current liabilities	3,832,947	1,867,495

Accrued interest	959,659	857,500
Operating lease liabilities, net of current portion	276,669	—
Deferred product and service revenues, net of current portion	197,862	140,195
2010 secured notes payable, net of unamortized discount of $765,073 and $1,459,209 at December 31, 2019 and 2018, respectively	2,072,583	1,540,791
2014 junior secured notes payable, net of unamortized discount and deferred issuance costs aggregating $35,149 at December 31, 2018	—	1,939,850
Total liabilities	7,339,720	6,345,831
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized at December 31, 2019 and 2018; none issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized at December 31, 2019 and 2018; 15,235,308 and 11,018,364 shares issued and outstanding at December 31, 2019 and 2018, respectively	152,353	110,183
Additional paid-in capital	117,173,984	108,600,405
Accumulated deficit	(112,739,620)	(107,199,586)
Total stockholders' equity	4,586,717	1,511,002
Total liabilities and stockholders' equity	$11,926,437	$7,856,833

See notes to consolidated financial statements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018

Revenues:
Product revenues	$9,476,364	$6,685,020
Service and other revenues	1,740,573	668,246
Total revenues	11,216,937	7,353,266
Cost of revenues	3,832,884	2,433,069
Research and development costs	2,922,279	2,310,139
Sales and marketing expenses	4,755,516	3,532,040
General and administrative expenses	4,299,936	4,325,786
Operating loss	(4,593,678)	(5,247,768)
Other income (expense):
Gain on change in fair value of derivative liabilities	—	64,318
Other income, net	9,054	364
Interest expense, net	(955,166)	(980,383)
Net loss	$(5,539,790)	$(6,163,469)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.42)	$(0.56)
Weighted average shares outstanding:
Basic and diluted	13,155,163	10,928,213

See notes to consolidated financial statements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2018	10,693,851	$106,937	$106,757,920	$(101,036,117)	$5,828,740
Issuances of common stock:
Share-based compensation	53,200	532	1,230,847	—	1,231,379
Under contractual arrangements	25,000	250	77,250	—	77,500
Warrant exercises	246,313	2,464	534,388	—	536,852
Net loss for the year				(6,163,469)	(6,163,469)
Balances, December 31, 2018	11,018,364	110,183	108,600,405	(107,199,586)	1,511,002
Cumulative adjustment for adoption of new accounting standard	—	—	—	(244)	(244)
Issuances of common stock:
Share-based compensation	194,694	1,947	797,164	—	799,111
Warrant and option exercises	1,595,795	15,958	372,833	—	388,791
May 2019 private placement, net of offering costs of $94,162	2,426,455	24,265	7,403,582	—	7,427,847
Net loss for the year	—	—	—	(5,539,790)	(5,539,790)
Balances, December 31, 2019	15,235,308	$152,353	$117,173,984	$(112,739,620)	$4,586,717

See notes to consolidated financial statements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(5,539,790)	$(6,163,469)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	143,604	109,439
Share-based compensation	799,111	1,231,379
Expenses paid through the issuance of common stock	—	77,500
Gain on change in fair value of derivative liabilities	—	(64,318)
Amortization of debt issuance costs and original issue discounts	729,287	562,529
Amortization of lease right of use assets, net of accretion in lease liabilities	106,956	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	143,979	(284,481)
Inventory	(1,024,612)	122,220
Prepaid expenses and other current assets	(143,543)	(20,957)
Other assets	14,965	(10,897)
Accounts payable and accrued expenses	1,165,722	(284,322)
Lease liability	(108,985)	—
Deferred revenue	863,791	94,785
Net cash flows from operating activities	(2,849,515)	(4,630,592)
Cash flows from investing activities:
Purchases of property and equipment	(10,190)	(63,490)
Acquisition of licensing rights	(150,000)	—
Net cash flows from investing activities	(160,190)	(63,490)
Cash flows from financing activities:
Proceeds from private offering, net of offering costs	7,427,847	—
Prepayment of offering costs in connection with January 2020 private placement	(75,000)	—
Proceeds from exercise of warrants	388,791	505,384
Principal repayment of 2014 and 2010 notes	(2,137,344)	(2,000,000)
Net cash flows from financing activities	5,604,294	(1,494,616)
Net change in cash and cash equivalents	2,594,589	(6,188,698)
Cash and cash equivalents, beginning of year	3,101,133	9,289,831
Cash and cash equivalents, end of year	$5,695,722	$3,101,133

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$—
Interest	$316,558	$210,722

See notes to consolidated financial statements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Consolidated Statements of Cash Flows

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

•	During the years ended December 31, 2019 and 2018, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $187,870 and $155,987, respectively from inventory to loaned systems, which are included in property and equipment in the accompanying consolidated balance sheets.

•	During the year ended December 31, 2018, exercise of warrants (accounted for as derivatives) resulted in reductions in the balance of derivative liabilities and corresponding increases to stockholders’ equity amounting to $31,468.

See notes to consolidated financial statements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

1.	Description of the Business and Financial Condition

ClearPoint Neuro, Inc. (formerly MRI Interventions, Inc.; see Note 11) (the “Company”) is a medical device company focused on the development and commercialization of technology that enables physicians to see inside the brain and heart using direct, intra-procedural magnetic resonance imaging (“MRI”) guidance while performing minimally invasive surgical procedures. The Company was incorporated in the state of Delaware in March 1998. The Company’s principal executive office and principal operations are located in Irvine, California. The Company established MRI Interventions (Canada) Inc., a wholly-owned subsidiary incorporated in Canada, in August 2013. This subsidiary was established primarily for the purpose of performing software development, and its activities are reflected in these consolidated financial statements.

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

Liquidity and Management’s Plans

The Company has incurred net losses since its inception which has resulted in a cumulative deficit at December 31, 2019 of approximately $113 million. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. As a result, management historically has expressed substantial doubt as to the Company’s ability to continue as a going concern. As discussed in Note 8, in May 2019, the Company entered into a Securities Purchase Agreement with certain accredited investors under which such investors purchased 2,426,455 shares of the Company’s common stock at $3.10 per share (the “2019 PIPE), resulting in proceeds of approximately $7.5 million, before deducting offering expenses aggregating approximately $94,000. In addition, as discussed in Note 11, in January 2020, the Company entered into a Securities Purchase Agreement with two investors under which the Company issued to such investors an aggregate principal amount of $17.5 million of floating rate secured convertible notes (the “2020 Secured Notes”). From the proceeds received from the issuance of the 2020 Secured Notes, which have a five-year term, the Company repaid and retired the 2010 Junior Secured Notes Payable that otherwise would have matured in October and November 2020. As a result, in management’s opinion, the Company’s cash and cash equivalent balances at December 31, 2019, when combined with the proceeds from issuance of the 2020 Secured Notes (after repayment of the 2010 Secured Notes), are sufficient to support the Company’s operations for at least the next twelve months and to alleviate doubt as to the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ClearPoint Neuro (Canada) Inc. All significant inter-company accounts and transactions have been eliminated.

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

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

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

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of its long-lived assets (finite-lived intangible assets and property and equipment). Whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable, the expected undiscounted future cash flows are compared to the net book value of the related assets. If the net book value of the related assets were to exceed the undiscounted expected future cash flows of the assets, the carrying amount would be reduced to the present value of the expected future cash flows and an impairment loss would be recognized. The Company has not recorded any impairment losses for the years ended December 31, 2019 or 2018.

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

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

Lines of Business; Timing of Revenue Recognition

•	Functional neurosurgery product, biologics and drug delivery systems product, and therapy product sales: Revenues from the sale of functional neurosurgery products (consisting of disposable products sold commercially and related to cases utilizing the Company’s ClearPoint system), biologics and drug delivery systems (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing the ClearPoint system), and therapy products (consisting primarily of disposable laser-related products used in non-neurosurgical procedures are generally based on customer purchase orders, the predominance of which require delivery within one week of the order having been placed, and are recognized at the point in time of delivery to the customer, which is the point at which legal title, and risks and rewards of ownership, along with physical possession, transfer to the customer.

•	Capital equipment sales

o	Capital equipment sales preceded by evaluation periods: The predominance of capital equipment sales (consisting of integrated computer hardware and software that are integral components of the Company’s ClearPoint system) are preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed and the systems have been in operation. Accordingly, revenue from capital equipment sales following such evaluation periods is recognized at the point in time that the Company is in receipt of an executed purchase agreement or purchase order.

o	Capital equipment sales not preceded by evaluation periods: Revenue from sales of capital equipment not having been preceded by an evaluation period is recognized at the point in time that the equipment has been delivered to the customer.

For both types of capital equipment sales described above, the Company’s determination of the point in time at which to recognize revenue represents that point at which the customer has legal title, physical possession, and the risks and rewards of ownership, and the Company has a present right to payment.

•	Functional neurosurgery and related services: Revenues from functional neurosurgery and related services are recognized over the period of time such services are rendered.

•	Biologics and drug delivery services

o	Outsourced recruitment and/or designation of a clinical services liaison between Company and its customer: The Company recognizes revenue at the point in time that the liaison is either recruited or designated, which is the point at which the customer is able to direct, and obtain benefit from, use of the liaison. The Company made this determination based on the decision made by the customer to outsource this function to the Company, rather than to incur its own recruiting costs. Upon such recruitment or designation, the liaison becomes the customer’s outsourced clinical support services coordinator.

o	Outsourced technical clinical support of cases performed pursuant to customer-sponsored clinical trials:

▪	Service Access Fees: For contracts in which the Company receives a periodic fixed fee, irrespective of the number of cases attended by Company personnel during such periods, revenue is recognized ratably over the period covered by such fees. A time-elapsed output method is used for such fees because the Company transfers control evenly by providing a stand-ready service.

▪	Procedure-Based Fees: The Company recognizes revenue at the point in time a case is attended by Company personnel.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

o	Therapy services: The Company recognizes revenue for such services at the point in time that the performance obligation has been satisfied.

•	Capital equipment-related services

o	Rental and equipment service: Revenue from rental of ClearPoint capital equipment is recognized ratably on a monthly basis over the term of the rental agreement, which is less than one year. Revenue from service of ClearPoint capital equipment previously sold to customers is based on agreements with terms ranging from one to three years and revenue is recognized ratably on a monthly basis over the term of the service agreement. A time-elapsed output method is used for rental and service revenues because the Company transfers control evenly by providing a stand-ready service.

o	Installation, training and shipping: Consistent with the Company’s recognition of revenue for capital equipment sales as described above, fees for installation, training and shipping in connection with sales of capital equipment that have been preceded by customer evaluation periods are recognized as revenue at the point in time the Company is in receipt of an executed purchase order for the equipment. Installation, training and shipping fees related to capital equipment sales not having been preceded by an evaluation period are recognized as revenue at the point in time that the related services are performed.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Such assets and liabilities are measured using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

Net Loss Per Share

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding common stock options and warrants as described in Note 8, would be anti-dilutive.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

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

Fair Value Determination of Share-Based Transactions

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “CLPT.” Quoted closing stock prices are used as a key input in determining the fair value for share-based transactions. For the period from December 9, 2019 until the Company’s corporate name change and stock trading symbol change on February 12, 2020 (see Note 11), the Company’s common stock was traded on the Nasdaq Capital Market under the symbol “MRIC.” For the period from July 3, 2019 through December 8, 2019, the Company’s common stock was traded on the NYSE American LLC, and prior to July 3, 2019, the Company’s common stock was traded in the over-the-counter market and was quoted on the OTCQB Marketplace and the OTC Bulletin Board under the symbol “MRIC.”

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At December 31, 2019, the Company had approximately $24,000 in bank balances that were in excess of the insured limits.

Information with respect to accounts receivable from those customers whose balances comprised more than 10% of accounts receivable at December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
Customer – 1	12%	17%
Customer – 2	—	12%

Sales to one customer comprised 10% of total revenue for the year ended December 31, 2019. No customer accounted for sales in excess of 10% of total revenue for the year ended December 31, 2018.

Prior to granting credit, the Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts at December 31, 2019 and 2018 was $29,000 and $38,000, respectively.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

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

See Note 7 for additional information regarding leases.

3.       Revenue Recognition

Revenue by Service Line

	Years Ended December 31,
	2019	2018
Products:
Disposable products:
Functional neurosurgery	$6,884,085	$5,351,557
Biologics and drug delivery	1,458,850	913,424
Therapy	96,925	—
Capital equipment	1,036,505	420,039
Total product revenue	9,476,365	6,685,020
Services:
Biologics and drug delivery	889,702	175,223
Therapy	225,000	100,000
Capital equipment and other	625,870	393,023
Total service revenue	1,740,572	668,246
Total revenue	$11,216,937	$7,353,266

Contract Balances

•	Contract assets – Substantially all the Company’s contracts with customers are based on customer-issued purchase orders for distinct products or services. Customers are billed upon delivery of such products or services, and the related contract assets comprise the accounts receivable balances included in the accompanying consolidated balance sheets.

•	Contract liabilities – The Company generally bills and collects capital equipment-related service fees at the inception of the service agreements, which have terms ranging from one to three years. The unearned portion of such service fees are classified as deferred revenue.

During the year ended December 31, 2019, the Company recognized capital equipment-related service revenue of approximately $228,000 which was previously included in deferred revenue in the accompanying consolidated balance sheet at December 31, 2018.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

In September 2019, the Company entered into a Development Services Agreement with a customer under which the Company was entitled to bill the customer for an upfront payment of $127,600, of which $102,000 is included in deferred revenue in the accompanying December 31, 2019 consolidated balance sheet. In September 2019, the Company entered into a Letter of Intent (the “LOI”) with a customer who is a stockholder and whose Chief Operating Officer is a member of the Company’s Board of Directors. The purpose of the LOI was to permit the commencement of a product development project in anticipation of negotiating a detailed Statement of Work (the “SOW”) which was entered into in November 2019. Under the terms of the LOI, the Company was entitled to bill the customer for an upfront, nonrefundable payment of $500,000, and under the terms of the SOW, the Company was entitled to bill the customer on a quarterly basis, commencing in the fourth quarter of 2019, for service fees of $500,000. The Company recognizes as revenue each of the upfront payments described in this paragraph in proportional relationship to the transaction prices of the performance obligations contained in the related agreements, and recognizes as revenue the quarterly service fees described in this paragraph as stand-by services which commenced during the fourth quarter of 2019. Based on the foregoing, $625,000 of the aggregate amount of all the payments described in this paragraph were included in deferred revenue in the accompanying consolidated balance sheet at December 31, 2019.

During the year ended December 31, 2019, the Company offered an upgraded version of its software at no additional charge to customers purchasing a three-year systems service agreement. The transaction prices of the software and the service agreement were determined through an allocation of the service agreement price based on the standalone prices of the software and the service agreements. The transaction price of the software was recognized as revenue upon its installation and comprised approximately $172,000 of unbilled amounts included in accounts receivable in the accompanying December 31, 2019 consolidated balance sheet.

Remaining Performance Obligations

The Company’s contracts with customers, other than capital equipment-related service agreements discussed below, are predominantly of terms less than one year. Accordingly, the transaction price of remaining performance obligations related to such contracts at December 31, 2019 are not significant.

Revenue with respect to remaining performance obligations related to capital equipment-related service agreements with original terms in excess of one year and the upfront payments discussed under the heading “Contract Balances” above amounted to approximately $1.1 million at December 31, 2019. The Company expects to recognize this revenue within the next three years.

4. Inventory

Inventory consists of the following as of December 31:

	2019	2018
Raw materials and work in process	$1,495,190	$1,219,753
Software licenses	332,500	122,500
Finished goods	1,412,528	763,723
Inventory included in current assets	3,240,218	2,105,976
Software licenses – non-current	504,400	801,900
	$3,744,618	$2,907,876

 5. Property and Equipment

Property and equipment consist of the following as of December 31:

	2019	2018
Equipment	$1,195,237	$1,176,038
Furniture and fixtures	112,143	112,143
Leasehold improvements	201,065	190,875
Computer equipment and software	148,017	148,017
Loaned systems	584,911	468,782
	2,241,373	2,095,855
Less accumulated depreciation and amortization	(1,794,211)	(1,718,149)
Total property and equipment, net	$447,162	$377,706

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2019 and 2018 was $143,604 and $109,439, respectively. Loaned systems are ClearPoint systems that are in operation at customer sites on an evaluation basis.

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

2010 Junior Secured Notes Payable

The indebtedness outstanding under the 2010 Junior Secured Notes Payable (the “2010 Secured Notes”) at December 31, 2019 and 2018 was $2.8 million and $3.0 million, respectively. As discussed in Note 11, in the Company’s first fiscal quarter of 2020, it repaid in full the aggregate principal amount outstanding of the 2010 Secured Notes which, together with the Company’s payment of the related accrued interest, resulted in the retirement of the 2010 Secured Notes.

At each of December 31, 2019 and 2018, the Company’s chairman of the board of directors and one of the Company’s officers held 2010 Secured Notes, which they purchased at the date of original issuance having an aggregate principal balance of $197,000.

In January 2020, the 2010 Secured Notes were effectively refinanced through the completion of the 2020 Financing Transaction (see Note 11). Accordingly, the 2010 Secured Notes retained their non-current classification on the accompanying December 31, 2019 consolidated balance sheet as allowed by GAAP.

Scheduled Notes Payable Maturities.

Scheduled principal payments as of December 31, 2019 with respect to notes payable are summarized as follows:

Years ending December 31,
2020	$2,837,656
Total scheduled principal payments	2,837,656
Less unamortized discounts	(765,073)
$2,072,583

7. Leases

The Company leases office space in Irvine, California that houses its headquarters and manufacturing facility under a non-cancellable operating lease. The lease term commenced on October 1, 2018 and expires in September 2023. The Company has the option to renew the lease for two additional periods of five years each. The Company also leases office space in Mississauga, Ontario, Canada for its software development personnel. The lease term commenced on August 1, 2018, is set to expire in July 2020, and provides for automatic one-year renewals at the Company’s option. Both office leases are classified as operating leases in conformity with the provisions of Topic 842.

The lease cost, included in general and administrative expense, was $113,393 and $106,911 for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019, the weighted average discount rate was 6.69% and the weighted average remaining lease term was 47.36 months with respect to the leases described above.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

The assumptions used in determining the foregoing information are as follows:

•	Lease term – Topic 842 provides that the lease term consists of: (a) the non-cancelable period of the Irvine and Mississauga office leases; and (b) the period covered by the Company option to extend each office lease for which the Company is reasonably certain to do so. Based on the foregoing, management determined the lease term to extend to September 2023 for the Irvine office lease, and to July 2020 for the Mississauga office lease.

•	Discount rate – Topic 842 provides that the discount rate is the rate implicit in the lease unless that rate cannot be determined, in which case the lessee’s incremental borrowing rate shall be used. Because neither the rate implicit in the lease nor the Company’s incremental borrowing rate were determinable, discount rates were obtained with reference to published U.S. High Yield CCC corporate bond rates at the inception dates of each of the leases, which, with respect to the Irvine office lease was 6.7%, and with respect to the Mississauga office lease was 6.9%.

 8. Stockholders’ Equity

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

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her director fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing the product of: (i)(a) the fees otherwise payable to each director in cash, times (b) the percentage of fees the director elected to receive in shares of common stock, by (ii) the volume weighted average price per share of common stock over the last five trading days of the quarter. During the years ended December 31, 2019 and 2018, 29,861 shares and 57,386 shares, respectively, were issued to directors as payment for director fees, amounting to $117,163 and $113,665, in 2019 and 2018, respectively, in lieu of cash.

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

Since October 2017, the Company has granted share-based awards under the Company’s Second Amended and Restated 2013 Incentive Compensation Plan (the “2013 Plan”). Under the 2013 Plan, a total of 1,956,250 shares of the Company’s common stock are reserved for issuance. Of this amount, stock grants of 394,377 shares have been awarded and option grants, net of options terminated, expired or forfeited, of 1,086,234 shares were outstanding as of December 31, 2019. Accordingly, 475,639 shares remained available for grants under the 2013 Plan as of that date.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

Activity with respect to stock options issued by the Company is summarized as follows:

	Options Outstanding	Options Exercisable	Range of Exercise Prices		Weighted- average Exercise price per share	Intrinsic Value (1)
Outstanding at January 1, 2018	1,238,199		$1.95	$385.60	$12.47	$78,486
Exercisable at January 1, 2018		567,210
Activity during the year ended December 31, 2018
Granted	167,500		$1.40	$2.18	$1.81	$11,050
Cancelled or forfeited	(19,303)		$1.95	$385.60	$18.77
Outstanding at December 31, 2018	1,386,396		$1.40	$385.60	$11.09	$11,050
Exercisable at December 31, 2018		973,498				-
Activity during the year ended December 31, 2019
Granted	256,601		$1.65	$4.11	$3.44	$348,828
Exercised	(3,025)		$1.74	$2.60	$1.89
Cancelled or forfeited	(805)		$2.60	$385.60	$95.37
Outstanding at December 31, 2019	1,639,167		$1.40	$83.60	$9.87	$2,892,027
Exercisable at December 31, 2019		1,293,121				$2,244,783

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

The following table summarizes information about stock options at December 31, 2019 (contractual life expressed in years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price Per Share	Number Exercisable	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price Per Share
$1.40-$45.20	1,563,540	7.72	$7.01	1,217,494	7.42	$8.17
$46.40--$83.60	75,627	1.88	$69.09	75,627	1.88	$69.09
	1,639,167	7.45	$9.87	1,293,121	7.10	$11.73

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

The per share weighted average grant date fair value of options granted during the years ended December 31, 2019 and 2018 was $1.72 and $0.95, respectively. A summary of the status of the Company’s nonvested stock options during the years ended December 31, 2019 and 2018 is presented below:

Nonvested Stock Options	Shares	Weighted - Average Per Share Grant Date Fair Value
Nonvested, January 1, 2018	670,989	$1.45
Activity during the year ended December 31, 2018
Granted	167,500	0.95
Forfeited	(15,327)	25.22
Vested	(442,879)	1.71
Nonvested, December 31, 2018	380,283	0.94
Activity during the year ended December 31, 2019
Granted	256,601	1.72
Exercised	(2,725)	1.89
Forfeited	(580)	42.66
Vested	(287,533)	1.35
Nonvested, December 31, 2019	346,046	$1.46

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the years ended December 31, 2019 and 2018, share-based compensation expense was:

Years Ended December 31,
2019	2018
$ 799,111	$ 1,231,379

As of December 31, 2019, approximately $553,221 of unrecognized compensation cost related to share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.71 years.

The assumptions used in calculating the fair value under the Black-Scholes option-pricing model are as follows:

	Years Ended December 31,
	2019	2018
Dividend yield	0%	0%
Expected Volatility	52.17% to 52.90%	51.58% to 54.21%
Risk free Interest rates	1.39% to 1.72%	2.77% to 3.00%
Expected lives (in years)	5.5 to 6.0	5.8

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

Warrants

Warrants have generally been issued in connection with financing transactions and for terms of up to five years. Common stock warrant activity for the years ended December 31, 2019 and 2018 is as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2018	8,949,078	$4.12
Activity during the year ended December 31, 2018
Exercised	(221,773)	$2.15
Terminated	(50,824)	$6.64
Outstanding at December 31, 2018	8,676,481	$4.17
Activity during the year ended December 31, 2019
Exercised	(2,928,681)	$2.20
Terminated	(215,533)	$35.32
Outstanding at December 31, 2019	5,532,267	$4.00

Information regarding outstanding warrants at December 31, 2019 is as follows (contractual life expressed in years):

Exercise Price	Number Outstanding	Weighted - Average Remaining Contractual Life	Intrinsic Value (1)
$1.83	1,540	0.96	$4,574
$2.20	4,025,167	2.40	10,465,434
$5.50	1,110,580	1.67	—
$16.23	242,021	0.96	—
$21.10	152,084	0.96	—
$40.00	875	0.07	—
	5,532,267	2.15	$10,470,008

(1)	Intrinsic value is calculated as the estimated fair value of the Company's stock at December 31, 2019 less the warrant exercise price of in-the-money warrants.

9. Income Taxes

The Company had no income tax expense for the years ended December 31, 2019 and 2018. Due to uncertainties surrounding the realization of its deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred income tax assets. If it is determined in the future that it is more likely than not that any deferred income tax assets are realizable, the valuation allowance will be reduced by the estimated net realizable amounts. For the years ended December 31, 2019 and 2018, the valuation allowance increased by $1.3 million and $2.8 million, respectively, based on changes in deferred tax assets and liabilities.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

The tax effect of temporary differences and net operating losses that give rise to components of deferred income tax assets and liabilities consist of the following:

	As of December 31,
	2019	2018
Deferred income tax assets:
Net operating loss carryforwards	$21,062,933	$20,080,697
Share based compensation	1,985,627	1,926,408
Accrued expenses	778,903	297,700
Property and equipment	—	74,447
Other	2,798	90,910
	23,830,261	22,470,162
Less valuation allowance	(23,745,060)	(22,470,162)
Total deferred income tax assets	85,201	—
Deferred tax liability - depreciation	(85,201)	—
Net deferred tax assets	$—	$—

Approximately $1.3 million of federal net operating loss carryforwards expired in 2019; no state net operating loss carryforwards expired during 2019. At December 31, 2019, the Company had cumulative federal and state net operating losses of approximately $89.6 million and $30.3 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforward begins expiring in 2020, and the state net operating loss carryforward begins expiring in 2028. It is possible that the Company will not generate taxable income in time to use these net operating loss carryforwards before their expiration. In addition, under Sections 382 of the Internal Revenue Code of 1986 (the “Code”), as amended, if a corporation undergoes an “ownership change” (as defined in the Code), the corporation’s ability to use its pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” occurs if there is a cumulative change in a “loss corporation’s” (as defined in the Code) ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period. The Company has not determined whether such an ownership change has occurred. However, given the equity transactions in which the Company has engaged, the Company believes that the use of the net operating losses shown as deferred tax assets will be significantly limited.

Management has evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes and determined the Company has no uncertain tax positions that could have a significant impact on its consolidated financial statements. The Company’s federal income tax return for 2016 and subsequent years remain open for examination.

10. Commitments

Licenses

Certain license arrangements require minimum royalty payments. As of December 31, 2019, future minimum payments under these arrangements are as follows:

Years ending December 31,
2020	$60,000
2021	85,000
2022	150,000
2023	200,000
2024	200,000
Thereafter	1,710,000
Total minimum payments	$2,405,000

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

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

Under the license agreements described above, the Company incurred royalty expense of $40,000 for each of the years ended December 31, 2019 and 2018.

Technical Service and Training Agreements

The Company is a party to agreements with a university under which the Company may receive technical and training services. Pursuant to the terms of the amended agreements, the Company incurred expense of approximately $26,347 and $37,146 for technical research services during the years ended December 31, 2019 and 2018, respectively.

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

In connection with the development of the Company’s most recent software platform (“ClearPoint v2”), the Company entered into two additional agreements under which it received worldwide, non-exclusive licenses to software code related to certain functional elements of ClearPoint v2, for which the Company is committed to pay royalties for each copy of its ClearPoint v2 system sold, or in certain cases, loaned by to end-users.

Royalties incurred by the Company under the software license agreements described above during the years ended December 31, 2019 and 2018 amounted to $138,000 and $107,200, respectively.

Minimum Purchase Commitments

On October 16, 2018, the Company entered into a distribution agreement and a license agreement with a third-party for the purchase of integrated hardware and software systems and related disposable products. The agreements subject the Company to minimum purchase commitments for the systems and disposable products for approximately five years following the date such systems and products are made commercially available by the third party, which has not yet occurred.

Cardiac EP Business Participation Plan

The Company is party to agreements under which it may provide a key product development advisor and consultant with financial rewards in the event that the Company sells its business operations relating to catheter-based MRI-guided cardiac ablation to treat cardiac arrhythmias (“Cardiac EP Operations”). In the event the Company sells its Cardiac EP Operations, whether on a stand-alone basis or as part of the sale of the Company, the participant will receive a payment under the plan equal to: (i) the transaction value paid for or allocated to the Cardiac EP Operations in the sale, multiplied by (ii) the participant’s “participation interest” at the time of the sale. The participant was initially awarded a participation interest of 6.6%. However, pursuant to the terms of the plan, the participation interest is equitably reduced from time to time to take into account equity financing transactions in which the Company issues shares of its common stock, or securities convertible into shares of its common stock, in exchange for cash proceeds. At December 31, 2019, the participation interest was 0.38%. The plan will terminate in June 2025.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

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

2020 Financing Transaction

On January 29, 2020 (the “Closing Date”), the Company completed a financing transaction (the “2020 Financing Transaction”) with two investors (the “2020 Convertible Noteholders”), whereby the Company issued an aggregate principal amount of $17,500,000 of floating rate secured convertible notes (the “2020 Secured Notes”) pursuant to a Securities Purchase Agreement (the “SPA”) dated January 11, 2020. Unless earlier converted or redeemed, the 2020 Secured Notes will mature on the fifth anniversary of the Closing Date, and bear interest at a rate equal to the sum of (i) the greater of (x) the three (3)-month London Interbank Offered Rate and (y) two percent (2%), plus (ii) a margin of 2% on the outstanding balance of the 2020 Notes, payable quarterly on the first business day of each calendar quarter. The 2020 Secured Notes may not be pre-paid without the consent of the noteholder, provided that the Company must offer to pre-pay such other noteholder on the same terms and conditions. Prior to maturity, the 2020 Convertible Noteholders will have the right to convert all or any portion of the outstanding balance of their notes, including any accrued but unpaid interest, into shares of the Company’s common stock at a conversion price of $6.00 per share, subject to certain adjustments as set forth in the note agreements. The 2020 Secured Notes are collateralized by all the assets of the Company.

Pursuant to the terms and subject to the conditions of the SPA, at any time on or prior to January 11, 2022, the Company shall have the right, but not the obligation, to request that one of the 2020 Convertible Noteholders purchase an additional $5,000,000 in aggregate principal amount of Second Closing Notes (as defined in the SPA) and an additional $10,000,000 in aggregate principal amount of additional Third Closing Notes (as defined in the SPA) (together, the “Additional Convertible Notes”), provided that the such 2020 Convertible Noteholder has the right, but not the obligation, to purchase such notes. There is no principal amount outstanding under the Additional Convertible Notes. The terms of the Additional Convertible Notes are the same as the terms of the 2020 Secured Notes, except that: (a) the Additional Convertible Notes would bear interest at a rate equal to the sum of (i) the greater of (x) the three (3)-month London Interbank Offered Rate and (y) 2%, plus (ii) a margin of 7% on their outstanding balance; and (b) only 70% of the Additional Convertible Notes’ principal amount outstanding would be convertible into shares of the Company’s common stock.

The Chief Operating Officer of one of the 2020 Convertible Noteholders is a member of the Company’s Board of Directors, and, pursuant to the terms of the SPA and a Board Observer Agreement entered into by the other 2020 Convertible Noteholder and the Company, such 2020 Convertible Noteholder appointed an individual to attend and observe meetings of the Company’s Board of Directors (the “Observer”).

On January 27, 2020, as a condition to completion of the 2020 Financing Transaction, the Company entered into the Fourth Omnibus Amendment to the 2010 Secured Notes, whereby the 2010 Secured Notes were subordinated to the Company’s obligations under the terms of the 2020 Secured Notes and the Additional Convertible Notes, as applicable. During the Company’s first fiscal quarter of 2020, the Company repaid in full the aggregate outstanding principal amount of the 2010 Secured Notes, amounting to approximately $2.8 million, which, along with the Company’s payment of accrued interest amounting to approximately $920,000, resulted in the retirement of the 2010 Secured Notes.

Corporate Name Change

On February 12, 2020, the Company changed its corporate name from MRI Interventions, Inc. to ClearPoint Neuro, Inc.