Form 10-Q
period 2020-03-31
ClearPoint Neuro, Inc.
filed 2020-05-13
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

As of May 8, 2020, there were 15,508,649 shares of common stock outstanding.

CLEARPOINT NEURO, INC.

Trademarks, Trade Names and Service Marks

ClearPoint®, ClearTrace® and ClearPoint Neuro® are trademarks of ClearPoint Neuro, Inc. Any other trademarks, trade names or service marks referred to in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” as defined under the United States federal securities laws. The forward-looking statements are contained principally in the section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	future revenues from sales of ClearPoint system products;

●	our ability to market, commercialize and achieve broader market acceptance for our ClearPoint system products;

●	COVID-19 pandemic and measures taken or that may be taken to combat the spread of the disease; and

●	estimates regarding the sufficiency of our cash resources and our ability to obtain additional financing, to the extent necessary or advisable.

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

You should refer to the section titled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the SEC on March 27, 2020 (the “2019 Form 10-K”) and in this Quarterly Report, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Quarterly Report, except to the extent required by applicable securities laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)
Condensed Consolidated Balance Sheets

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$16,976,329	$5,695,722
Accounts receivable, net	984,866	1,089,917
Inventory, net	3,650,282	3,240,218
Prepaid expenses and other current assets	188,429	357,227
Total current assets	21,799,906	10,383,084
Property and equipment, net	389,223	447,162
Operating lease rights of use	347,685	374,218
Software license inventory	489,300	504,400
Licensing rights	546,744	135,000
Other assets	12,469	82,573
Total assets	$23,585,327	$11,926,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,435,613	$965,783
Accrued compensation	826,486	1,408,292
Other accrued liabilities	411,491	328,460
Operating lease liabilities, current portion	110,349	113,520
Deferred product and service revenue	857,813	1,016,892
Total current liabilities	3,641,752	3,832,947
Accrued interest	—	959,659
Operating lease liabilities, net of current portion	255,364	276,669
Deferred product and service revenue, net of current portion	148,150	197,862
2020 senior secured convertible notes payable, net	16,780,201	—
2010 junior secured notes payable, net	—	2,072,583
Total liabilities	20,825,467	7,339,720
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 15,507,149 shares issued and outstanding at March 31, 2020; and 15,235,308 issued and outstanding at December 31, 2019	155,071	152,353
Additional paid-in capital	117,399,234	117,173,984
Accumulated deficit	(114,794,445)	(112,739,620)
Total stockholders’ equity	2,759,860	4,586,717
Total liabilities and stockholders’ equity	$23,585,327	$11,926,437

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended March 31,
	2020	2019
Revenues:
Product revenues	$2,103,384	$2,163,953
Service and other revenues	1,012,209	308,564
Total revenues	3,115,593	2,472,517
Cost of revenues	917,336	886,481
Research and development costs	829,528	584,540
Sales and marketing expenses	1,298,594	1,040,712
General and administrative expenses	1,278,509	933,033
Operating loss	(1,208,374)	(972,249)
Other income (expense):
Other income (expense), net	(33,304)	5,629
Interest expense, net	(813,147)	(254,105)
Net loss	$(2,054,825)	$(1,220,725)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.11)
Weighted average shares outstanding:
Basic and diluted	15,438,276	11,044,125

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

For The Three Months Ended March 31, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2020	15,235,308	$152,353	$117,173,984	$(112,739,620)	$4,586,717
Issuances of common stock:
Share-based compensation	9,696	97	227,871	—	227,968
Warrant exercises (cashless)	262,145	2,621	(2,621)	—	—
Net loss for the period	—	—	—	(2,054,825)	(2,054,825)
Balances, March 31, 2020	15,507,149	$155,071	$117,399,234	$(114,794,445)	$2,759,860

For The Three Months Ended March 31, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2019	11,018,364	$110,183	$108,600,405	$(107,199,586)	$1,511,002
Cumulative adjustment for adoption of new accounting standard	—	—	—	(244)	(244)
Issuances of common stock:
Share-based compensation	28,462	285	152,301	—	152,586
Warrant exercises (cashless)	20,381	204	(204)	—	—
Net loss for the period	—	—	—	(1,220,725)	(1,220,725)
Balances, March 31, 2019	11,067,207	$110,672	$108,752,502	$(108,420,555)	$442,619

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,054,825)	$(1,220,725)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	57,972	34,640
Share-based compensation	227,968	152,586
Amortization of debt issuance costs and original issue discounts	787,403	169,179
Amortization of lease rights of use, net of accretion in lease liabilities	25,077	25,630
Increase (decrease) in cash resulting from changes in:
Accounts receivable	105,051	(32,901)
Inventory, net	(365,430)	47,824
Prepaid expenses and other current assets	168,798	14,108
Other assets	70,135	11,899
Accounts payable and accrued expenses	(161,074)	(148,562)
Accrued interest	(959,661)	34,625
Lease liabilities	(23,019)	(26,289)
Deferred revenue	(208,791)	328,523
Net cash flows from operating activities	(2,330,396)	(609,463)
Cash flows from investing activities:
Acquisition of licensing rights	(441,341)	—
Net cash flows from investing activities	(441,341)	—
Cash flows from financing activities:
Proceeds from issuance of 2020 senior secured convertible notes, net of financing costs and discount	16,890,000	—
Repayment of 2010 junior secured notes payable	(2,837,656)	—
Net cash flows from financing activities	14,052,344	—
Net change in cash and cash equivalents	11,280,607	(609,463)
Cash and cash equivalents, beginning of period	5,695,722	3,101,133
Cash and cash equivalents, end of period	$16,976,329	$2,491,670

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$—
Interest	$1,043,371	$291,032

NON-CASH TRANSACTIONS:

•	On January 1, 2019, the Company adopted the provisions of Topic 842 within the Accounting Standards Codification, which resulted in the establishment of operating lease right-of-use assets and operating lease liabilities, each in the aggregate amount of $480,395 (see Note 6).

•	During the three months ended March 31, 2020 Company recorded net sales of ClearPoint reusable components having an aggregate net book value of $29,564 that had previously been transferred from inventory to loaned systems, which are included in property and equipment in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2019, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $155,717 from loaned systems to inventory.

•	In connection with its issuance of the 2020 Secured Notes (see Note 1), the Company incurred financing costs of $132,129 that are included in accounts payable at March 31, 2020.

See accompanying notes to Condensed Consolidated Financial Statements.

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of the Business and Financial Condition

ClearPoint Neuro, Inc. (the “Company”) is a medical device company focused on the development and commercialization of technology that enables physicians to see inside the brain and heart using direct, intra-procedural magnetic resonance imaging (“MRI”) guidance while performing minimally invasive surgical procedures.

The Company’s ClearPoint® system, an integrated system comprised of capital equipment and disposable products, is designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. The Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2010 to market the ClearPoint system in the United States for general neurological interventional procedures. The Company’s ClearTrace® system is a product candidate that is designed to allow catheter-based minimally invasive procedures in the heart to be performed in an MRI suite. Although still a product candidate, the Company has reduced its efforts to commercialize the ClearTrace system.

On February 12, 2020, the Company changed its corporate name from MRI Interventions, Inc. to ClearPoint Neuro, Inc., pursuant to a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware. In addition, effective as of February 12, 2020, the Company’s Board of Directors adopted the Second and Amended Restated Bylaws, to reflect the name change of the Company. No other changes were made to the Company’s certificate of incorporation or bylaws. In connection with the Company’s name change, effective as of the opening of trading on February 12, 2020, the Company’s shares of common stock are trading on the Nasdaq Capital Market under the symbol “CLPT.”

COVID-19

On March 11, 2020, the World Health Organization characterized the spread of a novel strain of coronavirus (“COVID-19”) as a global pandemic, and on March 13, 2020, the President of the United States proclaimed that the COVID-19 outbreak in the United States constituted a national emergency. Continued widespread infection in the United States is a possibility. Extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, have led to reduced economic activity, including the postponement or cancellation of elective surgical procedures, which historically have represented approximately 80% of the number of surgical procedures using the Company’s ClearPoint system. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States.

Liquidity

The Company has incurred net losses since its inception which has resulted in a cumulative deficit at March 31, 2020 of $115 million. In addition, the Company’s use of cash from operations amounted to $2.3 million for the three months ended March 31, 2020 and $2.8 million for the year ended December 31, 2019. Since its inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable, product and service contracts and license arrangements.

As discussed in Note 7, in May 2019, the Company entered into a Securities Purchase Agreement with certain accredited investors under which such investors purchased 2,426,455 shares of the Company’s common stock at $3.10 per share (the “2019 PIPE), resulting in proceeds of approximately $7.5 million, before deducting offering expenses aggregating approximately $94,000.

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, as discussed in Note 5, in January 2020, the Company entered into a Securities Purchase Agreement with two investors under which the Company issued to such investors an aggregate principal amount of $17.5 million of floating rate secured convertible notes (the “2020 Secured Notes”), resulting in proceeds, net of financing costs paid and payable, and a commitment fee paid to one of the investors, of approximately $16.8 million. From the net proceeds received from the issuance of the 2020 Secured Notes, which have a five-year term, the Company repaid and retired the 2010 Junior Secured Notes Payable (the “2010 Secured Notes”) that otherwise would have matured in October and November 2020.

Also, as discussed in Note 8, in April 2020, the Company received $896,000 in proceeds through a loan funded under the Payroll Protection Program as part of the CARES Act. Management’s plan during the period in which the Company is affected by the COVID-19 pandemic is to retain the Company’s employee base and, pending the ultimate duration and impact of the COVID-19 pandemic and by using the funds for the purposes described under the terms of the loan, consider whether to repay the loan in conformity with its terms or request that all or a portion of the loan, as applicable under its terms, be ultimately forgiven. However there is no assurance that the Company would be successful in obtaining such forgiveness.

Based on the foregoing, in management’s opinion, cash and cash equivalent balances at March 31, 2020, when combined with the proceeds from issuance of the 2020 Secured Notes (after repayment of the 2010 Secured Notes) and receipt of the proceeds from the loan funded under the Payroll Protection Program, are sufficient to support the Company’s operations and meet its obligations for at least the next twelve months.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2019 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with United States Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2019 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three months ended March 31, 2020 may not be indicative of the results to be expected for the entire year or any future periods.

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

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible Assets

In June 2019 and February 2020, the Company entered into license agreements that provide rights to the Company for the development and commercialization of products in the functional neurosurgery field. Under the terms of those certain license agreements, the Company paid an aggregate $591,341 to the licensors upon execution of the license agreements for access to the underlying technologies and will make future payments based on the achievement of regulatory and commercialization milestones as defined in the license agreements.

In conformity with Accounting Standards Codification Section 350, “Intangibles – Goodwill and Other,” the Company amortizes its investment in the license rights described above over an expected useful life of five years.

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

Lines of Business; Timing of Revenue Recognition

•	Functional neurosurgery product, biologics and drug delivery systems product, and therapy product sales: Revenues from the sale of functional neurosurgery products (consisting of disposable products sold commercially and related to cases utilizing the Company’s ClearPoint system), biologics and drug delivery systems (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing the ClearPoint system), and therapy products (consisting primarily of disposable laser-related products used in non-neurosurgical procedures), are generally based on customer purchase orders, the predominance of which require delivery within one week of the order having been placed, and are recognized at the point in time of delivery to the customer, which is the point at which legal title, and risks and rewards of ownership, along with physical possession, transfer to the customer.

•	Capital equipment sales

o	Capital equipment sales preceded by evaluation periods: The predominance of capital equipment sales (consisting of integrated computer hardware and software that are integral components of the Company’s ClearPoint system) are preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed and the systems have been in operation. Accordingly, revenue from capital equipment sales following such evaluation periods is recognized at the point in time the Company is in receipt of an executed purchase agreement or purchase order.

o	Capital equipment sales not preceded by evaluation periods: Revenue from sales of capital equipment not having been preceded by an evaluation period is recognized at the point in time that the equipment has been delivered to the customer.

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For both types of capital equipment sales described above, the Company’s determination of the point in time at which to recognize revenue represents that point at which the customer has legal title, physical possession, and the risks and rewards of ownership, and the Company has a present right to payment.

•	Functional neurosurgery and related services: Revenues from functional neurosurgery and related services are recognized over the period of time such services are rendered.

•	Biologics and drug delivery services:

o	Outsourced recruitment and/or designation of a clinical services liaison between Company and its customer: The Company recognizes revenue at the point in time that the liaison is either recruited or designated, which is the point at which the customer is able to direct, and obtain benefit from, use of the liaison. The Company made this determination based on the decision made by the customer to outsource this function to the Company, rather than to incur its own recruiting costs. Upon such recruitment or designation, the liaison becomes the customer’s outsourced clinical support services coordinator.

o	Outsourced technical clinical support of cases performed pursuant to customer-sponsored clinical trials:

▪	Service Access Fees: For contracts in which the Company receives a periodic fixed fee, irrespective of the number of cases attended by Company personnel during such periods, revenue is recognized ratably over the period covered by such fees. A time-elapsed output method is used for such fees because the Company transfers control evenly by providing a stand-ready service.

▪	Procedure-Based Fees: The Company recognizes revenue at the point in time a case is attended by Company personnel.

o	Therapy services: The Company recognizes revenue for such services at the point in time that the performance obligation has been satisfied.

•	Capital equipment-related services:

o	Rental and equipment service: Revenue from rental of ClearPoint capital equipment is recognized ratably on a monthly basis over the term of the rental agreement, which is less than one year. Revenue from service of ClearPoint capital equipment previously sold to customers is based on agreements with terms ranging from one to three years and revenue is recognized ratably on a monthly basis over the term of the service agreement. A time-elapsed output method is used for rental and service revenues because the Company transfers control evenly by providing a stand-ready service.

o	Installation, training and shipping: Consistent with the Company’s recognition of revenue for capital equipment sales as described above, fees for installation, training and shipping in connection with sales of capital equipment that have been preceded by customer evaluation periods are recognized as revenue at the point in time the Company is in receipt of an executed purchase order for the equipment. Installation, training and shipping fees related to capital equipment sales not having been preceded by an evaluation period are recognized as revenue at the point in time that the related services are performed.

The Company operates in one industry segment, and substantially all its sales are to U.S.-based customers.

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At March 31, 2020, the Company had approximately $7.8 million in bank balances that were in excess of the insured limits.

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Information with respect to accounts receivable from those customers who comprised more than 10% of accounts receivable at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
Customer – 1	14%	12%

Information with respect to customers that accounted for sales in excess of 10% of total sales in the three-month periods ended March 31, 2020 and 2019 is as follows:

	March 31,
	2020	2019
Customer – 1	28%	15%

Prior to granting credit, the Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts at March 31, 2020 and December 31, 2019 was approximately $27,000 and $29,000, respectively.

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

3.	Revenue Recognition

Revenue by Service Line

	Three Months Ended March 31,
	2020	2019
Products:
Disposable products:
Functional neurosurgery	$1,684,937	$1,604,645
Biologics and drug delivery	172,846	284,910
Therapy	57,500	—
Capital equipment	188,101	274,399
Total product revenue	2,103,384	2,163,953
Services:
Capital equipment and other	156,495	211,202
Biologics and drug delivery	855,714	97,362
Total service revenue	1,012,209	308,564
Total revenue	$3,115,593	$2,472,517

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the three months ended March 31, 2020, the Company recognized capital equipment-related service revenue of approximately $121,000, which was previously included in deferred revenue in the accompanying condensed consolidated balance sheet at December 31, 2019.

In September 2019, the Company entered into a Development Services Agreement with a customer under which the Company was entitled to bill the customer for an upfront payment of $127,600, of which $83,000 and $102,000 are included in deferred revenue in the accompanying March 31, 2020 and December 31, 2019 condensed consolidated balance sheets, respectively.

Also, in September 2019, the Company entered into a Letter of Intent, followed by a related Statement of Work (together with the Letter of Intent, the “Project Documents”) in November 2019, with a customer which is a stockholder and whose Chief Operating Officer is a member of the Company’s Board of Directors, to commence a product development project. Under the terms of the Project Documents, the Company was entitled to bill the customer for: (a) an upfront, nonrefundable payment of $500,000; and (b) quarterly service fees of $500,000 commencing in the fourth quarter of 2019. In February 2020, the Company entered into a Supply Agreement and a Statement of Work (the “European SOW”) with a European affiliate of the customer. Under the terms of the European SOW, the Company was entitled to bill the customer on a quarterly basis, commencing in the first quarter of 2020, for service fees of $250,000. The Company recognizes as revenue each of the upfront payments described in this paragraph in proportional relationship to the transaction prices of the performance obligations contained in the related agreements, and recognizes as revenue the quarterly service fees described in this paragraph as stand-by services beginning in the quarter such services commenced. Based on the foregoing, approximately $464,000 and $625,000 of the aggregate amount of all the payments described in this paragraph were included in deferred revenue in the accompanying condensed consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively.

The Company offers an upgraded version of its software at no additional charge to customers purchasing a three-year systems service agreement. The transaction prices of the software and the service agreement are determined through an allocation of the service agreement price based on the standalone prices of the software and the service agreements. The transaction price of the software is recognized as revenue upon its installation and comprised approximately $149,000 and $172,000 of unbilled accounts receivable at March 31, 2020 and December 31, 2019, respectively.

Remaining Performance Obligations

The Company’s contracts with customers, other than capital equipment-related service agreements discussed below, are predominantly of terms less than one year. Accordingly, the transaction price of remaining performance obligations related to such contracts at March 31, 2020 are not material.

Revenue with respect to remaining performance obligations related to capital equipment-related service agreements with original terms in excess of one year and the upfront payments discussed under the heading “Contract Balances” above amounted to approximately $992,000 at March 31, 2020. The Company expects to recognize this revenue within the next three years.

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	Inventory

Inventory consists of the following as of:

	March 31, 2020	December 31, 2019
Raw materials and work in process	$1,685,035	$1,495,190
Software licenses	245,000	332,500
Finished goods	1,720,247	1,412,528
Inventory, net, included in current assets	3,650,282	3,240,218
Software licenses – non-current	489,300	504,400
Total	$4,139,582	$3,744,618

5.	Notes Payable

2020 Secured Notes

On January 29, 2020 (the “Closing Date”), the Company completed a financing transaction (the “2020 Financing Transaction”) with two investors (the “2020 Convertible Noteholders”), whereby the Company issued an aggregate principal amount of $17,500,000 of the 2020 Secured Notes pursuant to a Securities Purchase Agreement (the “SPA”) dated January 11, 2020. Unless earlier converted or redeemed, the 2020 Secured Notes will mature on the fifth anniversary of the Closing Date, and bear interest at a rate equal to the sum of (i) the greater of (x) the three (3)-month London Interbank Offered Rate (“LIBOR”) and (y) two percent (2%), plus (ii) a margin of 2% on the outstanding balance of the 2020 Secured Notes, payable quarterly on the first business day of each calendar quarter. The 2020 Secured Notes may not be pre-paid without the consent of the noteholder, provided that the Company must offer to pre-pay such other noteholder on the same terms and conditions. Prior to maturity, the 2020 Convertible Noteholders will have the right to convert all or any portion of the outstanding balance of their notes, including any accrued but unpaid interest, into shares of the Company’s common stock at a conversion price of $6.00 per share, subject to certain adjustments as set forth in the 2020 Secured Notes. The 2020 Secured Notes are collateralized by all the assets of the Company.

Pursuant to the terms and subject to the conditions of the SPA, at any time on or prior to January 11, 2022, the Company shall have the right, but not the obligation, to request that one of the 2020 Convertible Noteholders purchase an additional $5,000,000 in aggregate principal amount of Second Closing Notes (as defined in the SPA) and an additional $10,000,000 in aggregate principal amount of additional Third Closing Notes (as defined in the SPA) (together, the “Additional Convertible Notes”), provided that such 2020 Convertible Noteholder has the right, but not the obligation, to purchase such notes. As of March 31, 2020, the Company had made no requests of the 2020 Convertible Noteholder to purchase any of the Additional Convertible Notes. The terms of the Additional Convertible Notes are the same as the terms of the 2020 Secured Notes, except that: (a) the Additional Convertible Notes would bear interest at a rate equal to the sum of (i) the greater of (x) the three (3)-month LIBOR and (y) 2%, plus (ii) a margin of 7% on their outstanding balance; and (b) only 70% of the Additional Convertible Notes’ principal amount outstanding would be convertible into shares of the Company’s common stock.

The carrying amount of the 2020 Secured Notes in the accompanying March 31, 2020 condensed consolidated balance sheet is presented net of: (a) financing costs, comprised of commissions and legal expenses, having an unamortized balance of $428,826; and (b) a discount, comprised of a commitment fee paid to one of the 2020 Convertible Noteholders, having an unamortized balance amounting to $290,973 at that date. The unamortized balance of the financing costs and the discount are charged to interest expense over the term of the 2020 Secured Notes under the effective interest method.

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An executive officer of one of the 2020 Convertible Noteholders is a member of the Company’s Board of Directors, and, pursuant to the terms of the SPA and a Board Observer Agreement entered into by the other 2020 Convertible Noteholder and the Company, such 2020 Convertible Noteholder appointed an individual to attend and observe meetings of the Company’s Board of Directors.

On January 27, 2020, as a condition to completion of the 2020 Financing Transaction, the Company entered into the Fourth Omnibus Amendment to the 2010 Secured Notes, whereby the 2010 Secured Notes were subordinated to the Company’s obligations under the terms of the 2020 Secured Notes and the Additional Convertible Notes, as applicable. During the three months ended March 31, 2020, the Company repaid in full the aggregate outstanding principal amount of the 2010 Secured Notes, amounting to approximately $2.8 million, which, along with the Company’s payment of accrued interest amounting to approximately $920,000, resulted in the full retirement of the 2010 Secured Notes.

2010 Secured Notes

The indebtedness outstanding under the 2010 Secured Notes at December 31, 2019 was $2.8 million. As discussed above, during the three months ended March 31, 2020, the Company repaid in full the aggregate outstanding principal amount of the 2010 Secured Notes, together with accrued interest. The Company’s Chairman and one of the Company’s officers held 2010 Secured Notes purchased at the date of original issuance having an aggregate principal balance of $197,000.

The carrying amount of the 2010 Secured Notes in the accompanying December 31, 2019 condensed consolidated balance sheet is presented net of a discount, having an unamortized balance amounting to $765,073 at that date, arising from shares issued to the noteholders at issuance of the 2010 Secured Notes. During the three months ended March 31, 2020, the unamortized balance of this discount was charged to interest expense upon the Company’s repayment of the 2010 Secured Notes.

Scheduled Notes Payable Maturities

Scheduled principal payments as of March 31, 2020 with respect to notes payable are summarized as follows:

Years ending December 31,
2020 - 2024	—
Thereafter	$17,500,000
Total scheduled principal payments	17,500,000
Less: Unamortized financing costs and discount	(719,799)
Total	$16,780,201

6.	Leases

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

The lease costs included in general and administrative expenses were $27,750 and $27,468 for the three months ended March 31, 2020 and 2019, respectively.

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	Stockholders’ Equity

2019 Private Placement

On May 9, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (collectively, the “Investors”) for the private placement of 2,426,455 shares of the Company’s common stock at $3.10 per share. The Company received aggregate gross proceeds of approximately $7.5 million, before deducting offering expenses aggregating approximately $94,000.

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

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each compensated non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her director fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing the product of: (i)(a) the fees otherwise payable to each director in cash, times (b) the percentage of fees the director elected to receive in shares of common stock, by (ii) the volume weighted average price per share of common stock over the last five trading days of the quarter. The following is information regarding the number of shares issued to directors as payment for director fees in lieu of cash for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31,
2020	2019
9,731	8,898

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

Since October 2017, the Company has granted share-based awards under the Company’s Second Amended and Restated 2013 Incentive Compensation Plan (the “2013 Plan”). Under the 2013 Plan, a total of 1,956,250 shares of the Company’s common stock are reserved for issuance. Of this amount, stock grants of 414,663 shares have been awarded and option grants, net of options exercised, terminated, expired or forfeited, of 1,080,679 shares were outstanding as of March 31, 2020. Accordingly, 460,908 shares remained available for grants under the 2013 Plan as of that date.

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock option activity under all of the Company’s Plans during the three months ended March 31, 2020 is summarized below:

	Shares	Weighted- average Exercise price per share	Intrinsic Value(1)
Outstanding at January 1, 2020	1,639,167	$9.87	$2,892,027
Expired / forfeited	(5,555)	3.95
Outstanding at March 31, 2020	1,633,612	$9.90	$1,270,744

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

As of March 31, 2020, there was unrecognized compensation expense of approximately $428,000 related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.7 years.

Warrants

Warrants have generally been issued in connection with financing transactions and for terms of up to five years. Common stock warrant activity for the three months ended March 31, 2020 was as follows:

	Shares	Weighted- average Exercise price per share	Intrinsic Value(1)
Outstanding at January 1, 2020	5,532,267	$4.00	$10,470,008
Exercised	(427,657)	2.20	590,167
Outstanding at March 31, 2020	5,104,610	$4.15	$4,967,256

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

8.	Subsequent Event

In April 2020, the Company received $896,000 in proceeds through a loan funded under the Payroll Protection Program as part of the CARES Act, which was enacted by the U.S. Congress in response to the COVID-19 pandemic. The loan has a two-year term, bears an interest at rate of 1% per annum, and is payable monthly from November 2020 through the remainder of the note’s term in equal monthly installments of principal and interest amounting to $50,424.18. Management’s plan during the period in which the Company is affected by the COVID-19 pandemic is to retain its employee base and, pending the ultimate duration and impact of the COVID-19 pandemic and by using the funds for the purposes described under the terms of the loan, consider whether to repay the loan in conformity with its terms or request that all or a portion of the loan, as applicable under its terms, be ultimately forgiven. However, there is no assurance that the Company would be successful in obtaining such forgiveness.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Part I, Item 1 of this Quarterly Report. This discussion and analysis contains forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties. You should review the section titled “Risk Factors” appearing in our 2019 Form 10-K and in Part II, Item 1.A of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. In addition, historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. In addition, in 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all our product revenues for the three months ended March 31, 2020 relate to sales of our ClearPoint system products. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of March 31, 2020, we had accumulated losses of approximately $115 million. We may continue to incur operating losses as we expand our ClearPoint system platform and our business generally.

Factors Which May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.

COVID-19

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic, and on March 13, 2020, the President of the United States proclaimed that the COVID-19 outbreak in the United States constituted a national emergency. Continued widespread infection in the United States is a possibility. Extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, have led to reduced economic activity, including the postponement or cancellation of elective surgical procedures, which historically have represented approximately 80% of the number of surgical procedures using the Company’s ClearPoint system. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States.

Key Performance Indicators

The key performance indicators we utilize on a tactical basis are integrated into our longer-term strategic plan within the following categories:

  Functional neurosurgery navigation
o	Case volume – Underlying the revenue from sales of our functional neurosurgical products reflected in the accompanying Condensed Consolidated Financial Statements appearing elsewhere in this Quarter Report are the procedures, or cases, performed in hospitals utilizing one or more of our products or our clinical services. Case volume data is not influenced by variations in pricing or quantities of product used on a per case basis, and thus provide a more reliable indicator of the growth of our functional neurosurgery navigation line of business. Management analyzes case volume by hospital and by type of procedure to gain information that informs targeted sales and marketing activities. During the quarter ended March 31, 2020, the ClearPoint system was used in 187 cases, as compared to 175 cases during the same period in 2019, an increase of 7%. Consistent with the discussion in the section “Results of Operations- Revenues,” this increase was lower, relative to recent quarterly year-over-year increases, due to the effects of the COVID-19 pandemic.

o	Number of “Active Surgical Centers” – For purposes of analyzing this performance indicator, an Active Surgical Center is a hospital that has purchased products from us or has performed procedures utilizing our ClearPoint system within a rolling 24-month period, and includes hospital sites having purchased the ClearPoint system, as well as sites in which the ClearPoint system is being used on an evaluation basis. The justification for including “evaluation sites” is that our disposable neurosurgical product is sold to such hospitals for their use in cases. In addition to signifying growth, the number of Active Surgical Centers, when analyzed in conjunction with case volume data, further informs targeted sales and marketing activities and confirms where these activities have led to increased penetration of our product lines. As of March 31, 2020, the ClearPoint system was used in more than 60 Active Surgical Centers, as compared to more than 50 such centers as of the same date in 2019.

  Biologics and drug delivery
o	Number of “Partners” – Underlying the revenue from sales of products and services to our biologics and drug delivery customers is the number of customers, or “Partners.” Our Partners consist of pharmaceutical and biotech companies that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which the commercial success is uncertain, pending, in part, the outcome of those trials. While our revenues from sales of products and services to these Partners in support of their clinical trials are indicative of growth, the number of such relationships is also of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through the use of our products and services in delivering our Partners’ therapies. At each of March 31, 2020 and 2019, we had commercial relationships with approximately 20 Partners, with acquisition activity in the biotechnology space during the year between these dates being substantially offset by new relationships we entered into over that same period.

  Therapy products – We do not expect meaningful revenue from therapy products in 2020 and are targeting a limited market release of such products in 2021. As a result, our milestones in the therapy space are focused on refining the product and obtaining regulatory clearance. Should we be successful in achieving these milestones, we believe our initial performance indicators will focus on case volume and number of Active Surgical Centers, as are currently used in measuring our performance in functional neurosurgery navigation.

  Global scale and efficiency – We have been cautious in setting our goals for operations beyond the U.S. so as to conserve our resources and not establish a foreign presence in advance of being assured of a corresponding revenue stream. In 2020 we expect to take the first steps in leveraging the CE Marks we have for our ClearPoint system and SmartFlow cannula to establish an initial presence in Europe for product sales and clinical advisory services. From this initial presence, we believe that future global key performance indicators will be similar to those described above for our U.S. business: case volume, number of Active Surgical Centers and number of biologics and drug delivery Partners.

Revenues

In 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. Future revenues from sales of our ClearPoint platform products and services are difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses.

Generating recurring revenues from the sale of functional neurosurgical products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our functional neurosurgical products. Our product revenues were approximately $2.1 million for the three months ended March 31, 2020, and predominantly related to our ClearPoint system.

In addition, we expect that, over time, service revenues will constitute an increasing portion of our total revenues based on: (a) leveraging current and future installations of ClearPoint systems, as discussed above, so as to result in an increase in functional neurosurgical service revenues; and (b) increasing biologics and drug delivery service revenues should our customers in this space be successful in expansion of their clinical trials, and should we be successful in continuing to establish relationships with new biologic and drug delivery partners. Our service revenues were approximately $1.1 million for the three months ended March 31, 2020.

Our revenue recognition policies are more fully described in Note 2 to the Condensed Consolidated Financial Statements included above in Part I, Item 1 in this Quarterly Report.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products. Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system; and (ii) seek to expand the application of our technological platforms. From our inception through March 31, 2020, we have incurred approximately $57 million in research and development expenses.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2020 as compared to the critical accounting policies described in our 2019 Form 10-K.

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	Percentage Change
Product revenues	$2,103,384	$2,163,953	(3)%
Service and other revenues	1,012,209	308,564	228%
Total revenues	3,115,593	2,472,517	26%
Cost of revenues	917,336	886,481	3%
Research and development costs	829,528	584,540	42%
Sales and marketing expenses	1,298,594	1,040,712	25%
General and administrative expenses	1,278,509	933,033	37%
Other income (expense):
Other income, net	(33,304)	5,629	(692)%
Interest expense, net	(813,147)	(254,105)	(220)%
Net loss	$(2,054,825)	$(1,220,725)	(68)%

Revenues. Total revenues were $3.1 million for the three months ended March 31, 2020, and $2.5 million for the three months ended March 31, 2019, which represents an increase of $643,000, or 26%.

Functional neurosurgery revenue, which consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 5% to $1.7 million for the three months ended March 31, 2020, from $1.6 million for the same period in 2019. This increase was lower, relative to recent quarterly year-over-year increases, due to the effects of the COVID-19 pandemic, in which elective surgical procedures, historically representing approximately 80% of our ClearPoint system case volume, were temporarily suspended. Illustrative of the effect of the suspension of elective procedures on our revenue, the weekly average of cases utilizing our ClearPoint system which were completed during the period from March 15, 2020 through March 30, 2020, the period in which the suspension of elective procedures commenced, decreased 67% from the weekly average of such cases completed during the 10-week period from January 1, 2020 through March 15, 2020. Although the resumption of elective surgeries is being considered in certain areas of the U.S., we are unable to determine the extent to which such factors as the timing, adoption or viability of such resumption will impact our revenue. Accordingly, we are unable to determine the length of time that the COVID-19 pandemic will adversely affect our product revenues. There were no increases in functional neurosurgery product prices during the period between the three months ended March 31, 2020 and the same period in 2019 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenues, which include sales of disposable products and services related to customer-sponsored clinical trials utilizing the ClearPoint system, increased 169% to $1.0 million for the three months ended March 31, 2020, from $382,000 for the same period in 2019. This increase was due primarily to an increase, during the quarter ended March 31, 2020, relative to the same period in 2019, in biologic and drug delivery service revenues of $758,000, which was partially offset by a decrease, during the quarter ended March 31, 2020, relative to the same period in 2019, in biologic and drug delivery product revenues of $112,000. The increase in service revenues is attributable to the establishment of additional relationships with biologic and drug delivery companies that included period-based retainers for clinical services in support of such companies’ clinical trials. The decrease in product revenue is attributable, in part, to the effects of the COVID-19 pandemic in causing such clinical trial cases to be postponed. Our biologic and drug delivery customers are reestablishing their estimated timelines for initiation or resumption of their clinical trials, however, these timelines have not been finalized, given the uncertainties of when hospitals will be able to resume such clinical trial cases. Depending on the length of the pandemic, the future timing of our service revenues also could be impacted. There were no increases in biologics and drug delivery product prices during the period between the three months ended March 31, 2020 and the same period in 2019 that would be reasonably expected to affect a typical customer order.

Capital equipment revenue, consisting of sales of ClearPoint reusable hardware and software, decreased 31% to $188,000 for the three months ended March 31, 2020, from $274,000 for the same period in 2019. While revenues from this product line historically have varied from quarter to quarter, we believe that many hospitals have postponed capital equipment acquisition activities, which postponement we believe to be contingent upon the prevalence and duration of the COVID-19 pandemic. There were no increases in capital equipment product prices during the period between the three months ended March 31, 2020 and the same period in 2019 that would be reasonably expected to affect a typical customer order.

Capital equipment-related services, consisting of fees for capital equipment rental, service, installation, training and shipping, decreased 26% to $156,000 for the three months ended March 31, 2020, from $211,000 for the same period in 2019. The decrease was due primarily to decreases in fees related to capital equipment sales, which were partially offset by an increase in equipment service contracts.

Cost of Revenues. Cost of revenues was $917,000, representing a gross margin of 71%, for the three months ended March 31, 2020, and was $886,000, representing a gross margin of 64%, for the three months ended March 31, 2019. This increase in gross margin was due primarily to a shift in the mix of revenues by line of business that resulted in service revenues, which bear higher gross margins in comparison to other product lines, representing a greater contribution to total sales for the three months ended March 31, 2020, relative to the same period in 2019. While we believe that this shift in revenues may prevail during the period that precautionary measures are in effect due to the COVID-19 pandemic, we also believe there is a possibility that gross margin may erode from its current level in the event that the mix of revenues by line of business returns to historical norms.

Research and Development Costs. Research and development costs were $830,000 for the three months ended March 31, 2020, compared to $585,000 for the same period in 2019, an increase of $245,000, or 42%. The increase was due primarily to increases in personnel costs of $109,000 due to increases in headcount and compensation, intellectual property costs of $92,000 resulting primarily from new project initiation, and software development costs of $28,000 due to an increase in project activity.

Sales and Marketing Expenses. Sales and marketing expenses were $1.3 million for the three months ended March 31, 2020, compared to $1.0 million for the same period in 2019, an increase of $258,000, or 25%. This increase was primarily due to increases in personnel costs of $202,000 attributable to headcount increases in our clinical and marketing teams, meeting costs of $75,000, and marketing materials of $38,000. These increases were partially offset by reductions in travel costs of $31,000 as a result of increased clinical team headcount and sales incentive compensation of $40,000 resulting primarily from the adverse effects on sales of the COVID-19 pandemic as described above.

General and Administrative Expenses. General and administrative expenses were $1.3 million for the three months ended March 31, 2020, compared to $933,000 for the same period in 2019, an increase of $345,000, or 37%. This increase was due primarily to increases in share-based compensation of $150,000, and professional fees of $106,000.

Interest Expense. Net interest expense for the three months ended March 31, 2020 was $813,000, compared with $254,000 for the same period in 2019. This increase was primarily due to the unamortized balance at December 31, 2019 of the discount associated with the 2010 Secured Notes which was charged to interest expense in connection with the repayment of those notes during the three months ended March 31, 2020, as described in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

We have incurred net losses since our inception which has resulted in a cumulative deficit at March 31, 2020 of $115 million. In addition, our use of cash from operations amounted to $2.3 for the three months ended March 31, 2020 and $2.8 million for the year ended December 31, 2019. Since inception, we have financed our operations principally from the sale of equity securities, the issuance of notes payable, product and service contracts and license arrangements.

As discussed in Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, in May 2019, we entered into the 2019 PIPE under which such investors purchased 2,426,455 shares of our common stock at $3.10 per share, resulting in proceeds of approximately $7.5 million, before deducting offering expenses aggregating approximately $94,000. In addition, as discussed in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, in January 2020, we issued the 2020 Secured Notes, resulting in proceeds, net of financing costs paid and payable, and a commitment fee to one of the investors, of approximately $16.8 million. From the net proceeds received from the issuance of the 2020 Secured Notes, which have a five-year term, we repaid and retired the 2010 Secured Notes that otherwise would have matured in October and November 2020. Also, as discussed in Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, in April 2020 we received $896,000 in proceeds through a loan funded under the Payroll Protection Program as part of the CARES Act. Management’s plan during the period in which we are affected by the COVID-19 pandemic is to retain our employee base and, pending the ultimate duration and impact of the COVID-19 pandemic and by using the funds for the purposes described under the terms of the loan, consider whether to repay the loan in conformity with its terms or request that all or a portion of the loan, as applicable under its terms, be ultimately forgiven. However, there is no assurance that we would be successful in obtaining such forgiveness. Based on the foregoing, in management’s opinion, cash and cash equivalent balances at March 31, 2020, amounting to $17.0 million, when combined with the proceeds from issuance of the 2020 Secured Notes (after repayment of the 2010 Secured Notes) and receipt of the proceeds from the loan funded under the Payroll Protection Program, are sufficient to support our operations and meet our obligations for at least the next twelve months.

Cash Flows

Cash activity for the three months ended March 31, 2020 and 2019 is summarized as follows:

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(2,330,396)	$(609,463)
Cash used in investing activities	(441,341)	—
Cash provided by financing activities	14,052,344	—
Net change in cash and cash equivalents	$11,280,607	$(609,463)

Net Cash Flows from Operating Activities. We used $2.3 million and $609,000 of cash for operating activities during the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, uses of cash in operating activities primarily consisted of: (i) our $2.1 million net loss; (ii) an increase in inventory of $365,000; and (iii) decreases in accounts payable and accrued expenses of $161,000, accrued interest of $960,000, lease liabilities of $23,000, and deferred revenues of $208,000. These uses were partially offset by: (a) decreases in accounts receivable of $105,000, prepaid expenses and other current assets of $169,000, and other assets of $70,000; and (b) net non-cash expenses included in our net loss aggregating $1.1 million and consisting primarily of depreciation and amortization, share-based compensation, and amortization of debt issuance costs, original issue discounts on debt and lease rights-of-use, net of accretion in lease liabilities.

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

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the three months ended March 31, 2020 were $441,000 and consisted of an acquisition of medical device license rights.

There were no investing activities during the three months ended March 31, 2019.

Net Cash Flows from Financing Activities. Net cash flows from financing activities for the three months ended March 31, 2020 consisted of the proceeds, net financing costs and discount paid as of that date, of $16.9 million received from the issuance of senior secured convertible notes under the terms of the 2020 Financing Transaction, partially offset by the repayment of the 2010 Secured Notes amounting to $2.8 million, both as described in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

There were no financing activities during the three months ended March 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Except as noted below, there have been no material changes to the risk factors disclosed in our 2019 Form 19-K under Item 1A. “Risk Factors.”

The COVID-19 pandemic and mitigation efforts to control the spread of the disease have and are expected to continue to materially impact our business, and our financial condition, results of operations and cash flows could be materially adversely affected by factors relating to COVID-19.

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic, and on March 13, 2020, the President of the United States proclaimed that the COVID-19 outbreak in the United States constitutes a national emergency. Continued widespread infection in the United States is a possibility. Extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, have led to reduced economic activity, including the postponement or cancellation of elective surgical procedures, which historically represents approximately 80% of the procedures utilizing our products and services.

The ongoing COVID-19 pandemic and restrictions intended to prevent its spread could have significant adverse impacts on our business, financial condition, results of operations and cash flows in a variety of ways that are difficult to predict. Such adverse impacts will depend on, among other factors:

  federal, state, local and industry-initiated efforts that may adversely affect the ability of to perform elective surgeries;
  disruptions to the supply chain of critical components;
  severe and prolonged disruption and instability in the financial markets, including the debt and equity capital markets, which have already experienced and may continue to experience significant volatility, or deteriorations in credit and financing conditions, which may affect our ability to access capital necessary to fund our business operations or refinance maturing debt on a timely basis, on attractive terms or at all, which would adversely affect our ability to meet liquidity and capital expenditure requirements;
  sustained stock market volatility that negatively affects the market price of our securities, including market conditions unrelated to our operating performance or prospects;
  our ability to manage our business to the extent our management or personnel are impacted in significant numbers by the COVID-19 pandemic and are not willing, available or allowed to conduct work; and
  our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented during the COVID-19 pandemic.

The ongoing COVID-19 pandemic and the current economic, financial and capital markets environment present material risks and uncertainties for us.  However, the rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States.  To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operation and cash flows, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits listed below are filed, furnished or incorporated by reference as part of this Quarterly Report.

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ClearPoint Neuro, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on February 12, 2020)
3.2	Second Amended and Restated Bylaws of ClearPoint Neuro, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on February 12, 2020)
4.1	Specimen of Common Stock Certificate of ClearPoint Neuro, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on February 12, 2020)
4.2	Form of Senior Secured Convertible Note (First Closing) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on January 13, 2020)
4.3	Form of Senior Secured Convertible Note (Second Closing) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on January 13, 2020)
4.4	Form of Senior Secured Convertible Note (Third Closing) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on January 13, 2020)
4.5	Fourth Omnibus Amendment to the Junior Secured Promissory Notes Due 2020, dated January 27, 2020 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on January 29, 2020)
10.1	Securities Purchase Agreement, dated January 11, 2020, by and among MRI Interventions, Inc., each investor identified on the signature pages thereto, and Petrichor Opportunities Fund I LP, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on January 13, 2020)
10.2	First Omnibus Amendment to Securities Purchase Agreement and Senior Secured Promissory Notes, dated January 29, 2020, by and among MRI Interventions, Inc., PTC Therapeutics, Inc., and Petrichor Opportunities Fund I LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on January 29, 2020)
10.3	Security Agreement, dated January 29, 2020, by and between MRI Interventions, Inc. and Petrichor Opportunities Fund I LP, in its capacity as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on January 29, 2020)
10.4	Board Observer Agreement, dated January 29, 2020, by and between MRI Interventions, Inc. and Petrichor Opportunities Fund I LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on January 29, 2020)
10.5	Fourth Amendment to Junior Security Agreement, dated January 27, 2020, by and between MRI Interventions, Inc., and Landmark Community Bank, in its capacity as collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on January 29, 2020)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

Date: May 13, 2020

CLEARPOINT NEURO, INC.

By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)