Form 10-Q
period 2020-09-30
ClearPoint Neuro, Inc.
filed 2020-11-12
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2020, there were 16,869,528 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)
Condensed Consolidated Balance Sheets

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$14,665,597	$5,695,722
Accounts receivable, net	1,449,333	1,089,917
Inventory, net	3,534,643	3,240,218
Prepaid expenses and other current assets	492,886	357,227
Total current assets	20,142,459	10,383,084
Property and equipment, net	327,055	447,162
Operating lease rights of use	294,583	374,218
Software license inventory	571,800	504,400
Licensing rights	487,640	135,000
Other assets	23,380	82,573
Total assets	$21,846,917	$11,926,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,064,121	$965,783
Accrued compensation	1,210,356	1,408,292
Other accrued liabilities	487,768	328,460
Operating lease liabilities, current portion	108,923	113,520
Deferred product and service revenue	767,969	1,016,892
Paycheck Protection Program loan payable, current portion	73,985	—
Total current liabilities	3,713,122	3,832,947
Accrued interest	—	959,659
Operating lease liabilities, net of current portion	205,468	276,669
Deferred product and service revenue, net of current portion	108,816	197,862
2020 senior secured convertible notes payable, net	16,848,396	—
2010 junior secured notes payable, net	—	2,072,583
Paycheck Protection Program loan payable, net of current portion	822,015	—
Total liabilities	21,697,817	7,339,720
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 15,881,404 shares issued and outstanding at September 30, 2020; and 15,235,308 issued and outstanding at December 31, 2019	158,814	152,353
Additional paid-in capital	117,930,011	117,173,984
Accumulated deficit	(117,939,725)	(112,739,620)
Total stockholders’ equity	149,100	4,586,717
Total liabilities and stockholders’ equity	$21,846,917	$11,926,437

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,
	2020	2019
Revenues:
Product revenues	$2,333,550	$2,594,428
Service and other revenues	1,185,637	333,038
Total revenues	3,519,187	2,927,466
Cost of revenues	718,787	983,042
Research and development costs	1,209,048	761,881
Sales and marketing expenses	1,492,948	1,063,143
General and administrative expenses	1,369,900	1,029,929
Operating loss	(1,271,496)	(910,529)
Other income (expense):
Other (expense) income, net	(11,491)	728
Interest expense, net	(201,245)	(213,167)
Net loss	$(1,484,232)	$(1,122,968)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.08)
Weighted average shares outstanding:
Basic and diluted	15,724,401	14,053,508

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
(formerly MRI Interventions, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Nine Months Ended September 30,
	2020	2019
Revenues:
Product revenues	$6,030,005	$6,952,575
Service and other revenues	3,082,558	1,053,807
Total revenues	9,112,563	8,006,382
Cost of revenues	2,276,927	2,899,837
Research and development costs	2,860,877	2,044,224
Sales and marketing expenses	3,915,920	3,246,912
General and administrative expenses	4,013,493	2,991,305
Operating loss	(3,954,654)	(3,175,896)
Other income (expense):
Other (expense) income, net	(5,360)	8,100
Interest expense, net	(1,240,091)	(726,292)
Net loss	$(5,200,105)	$(3,894,088)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.33)	$(0.31)
Weighted average shares outstanding:
Basic and diluted	15,556,231	12,477,790

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
(formerly MRI Interventions, Inc.)
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	For The Nine Months Ended September 30, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2020	15,235,308	$152,353	$117,173,984	$(112,739,620)	$4,586,717
Issuances of common stock:
Share-based compensation	9,696	97	227,871	—	227,968
Warrant exercises (cashless)	262,145	2,621	(2,621)	—	—
Net loss for the period	—	—	—	(2,054,825)	(2,054,825)
Balances, March 31, 2020	15,507,149	155,071	117,399,234	(114,794,445)	2,759,860
Issuances of common stock:
Share-based compensation	5,538	56	240,961	—	241,017
Net loss for the period	—	—	—	(1,661,048)	(1,661,048)
Balances, June 30, 2020	15,512,687	155,127	117,640,195	(116,455,493)	1,339,829
Issuances of common stock:
Share-based compensation	248,637	2,486	291,017	—	293,503
Warrant exercises (cashless)	120,080	1,201	(1,201)	—	—
Net loss for the period				(1,484,232)	(1,484,232)
Balances, September 30, 2020	15,881,404	$158,814	$117,930,011	$(117,939,725)	$149,100

	For The Nine Months Ended September 30, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2019	11,018,364	$110,183	$108,600,405	$(107,199,586)	$1,511,002
Cumulative adjustment for adoption of new accounting standard	—	—	—	(244)	(244)
Issuances of common stock:
Share-based compensation	28,462	285	152,301	—	152,586
Cashless warrant exercises	20,381	204	(204)	—	—
Net loss for the period	—	—	—	(1,220,725)	(1,220,725)
Balances, March 31, 2019	11,067,207	110,672	108,752,502	(108,420,555)	442,619
Issuances of common stock:
Share-based compensation	3,251	32	203,962	—	203,994
Warrant exercises	189,407	1,894	381,182	—	383,076
May 2019 private placement, net of offering costs of $94,162	2,426,455	24,265	7,403,583	—	7,427,848
Net loss for the period	—	—	—	(1,550,395)	(1,550,395)
Balances, June 30, 2019	13,686,320	136,863	116,741,229	(109,970,950)	6,907,142
Issuances of common stock:
Share-based compensation	157,169	1,571	217,861	—	219,432
Cashless warrant exercises	1,145,903	11,459	(11,459)	—	—
Stock option exercise	2,500	25	4,325	—	4,350
Net loss for the period	—	—	—	(1,122,968)	(1,122,968)
Balances, September 30, 2019	14,991,892	$149,918	$116,951,956	$(111,093,918)	$6,007,956

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,200,105)	$(3,894,088)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	170,057	105,310
Share-based compensation	762,488	576,012
Amortization of debt issuance costs and original issue discounts	855,598	523,969
Amortization of lease rights of use, net of accretion in lease liabilities	74,734	76,871
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(359,416)	(895,189)
Inventory, net	(323,075)	(908,413)
Prepaid expenses and other current assets	(135,658)	(150,589)
Other assets	59,193	11,899
Accounts payable and accrued expenses	59,711	1,506,279
Accrued interest	(959,661)	—
Lease liabilities	(70,896)	(82,448)
Deferred revenue	(337,969)	746,682
Net cash flows from operating activities	(5,404,999)	(2,383,705)
Cash flows from investing activities:
Purchases of property and equipment	—	(10,190)
Acquisition of licensing rights	(441,341)	(150,000)
Net cash flows from investing activities	(441,341)	(160,190)
Cash flows from financing activities:
Proceeds from issuance of 2020 senior secured convertible notes, net of financing costs and discount	16,757,871	—
Proceeds from issuance of Paycheck Protection Program loan	896,000	—
Proceeds from private placement of common stock, net of offering costs	—	7,427,848
Proceeds from stock option and warrant exercises	—	387,426
Repayment of notes payable	(2,837,656)	(2,137,344)
Net cash flows from financing activities	14,816,215	5,677,930
Net change in cash and cash equivalents	8,969,875	3,134,035
Cash and cash equivalents, beginning of period	5,695,722	3,101,133
Cash and cash equivalents, end of period	$14,665,597	$6,235,168

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$—
Interest	$1,399,182	$82,621

NON-CASH TRANSACTIONS:

  During the nine months ended September 30, 2020, the Company recorded net sales of ClearPoint reusable components having an aggregate net book value of $38,751 that had previously been transferred from inventory to loaned systems, which are included in property and equipment in the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2019, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $191,647 from loaned systems to inventory.
  On January 1, 2019, the Company adopted the provisions of Topic 842 within the Accounting Standards Codification, which resulted in the establishment of operating lease right-of-use assets and operating lease liabilities, each in the aggregate amount of $480,395.

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

On February 12, 2020, the Company changed its corporate name from MRI Interventions, Inc. to ClearPoint Neuro, Inc., pursuant to a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware. In addition, effective as of February 12, 2020, the Company’s Board of Directors adopted the Second and Amended Restated Bylaws, to reflect the name change of the Company. No other changes were made to the Company’s certificate of incorporation or bylaws. In connection with the Company’s name change, effective as of the opening of trading on February 12, 2020, the Company’s shares of common stock commenced trading on the Nasdaq Capital Market under the symbol “CLPT”.

COVID-19

On March 11, 2020, the World Health Organization characterized the spread of a novel strain of coronavirus (“COVID-19”) as a global pandemic, and on March 13, 2020, the President of the United States proclaimed that the COVID-19 outbreak in the United States constituted a national emergency. Continued widespread infection in the United States is a possibility. Extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, have led to reduced economic activity, including the postponement or cancellation of elective surgical procedures, which historically have represented approximately 80% of the number of surgical procedures using the Company’s ClearPoint system. Furthermore, the recessionary conditions on the financial markets and global economy caused by the COVID-19 pandemic could have a material adverse effect on the Company’s business, as hospitals postpone or reduce capital purchases and overall spending. Although much of the United States economy has reopened, the COVID-19 pandemic is intensifying in most areas of the country, and many public health experts anticipate a COVID-19 surge in the coming weeks and months of fall and winter. Reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations, including the postponement or cancellation of elective surgeries, remains a possibility, just as some jurisdictions rolled back reopening plans in the summer of 2020. The continuing uncertainty as to whether the federal government will address the resulting fiscal condition in both the near and long-term with measures such as additional fiscal stimulus, as well as other geopolitical issues relating to the global economic slowdown, has increased domestic and global instability. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States.

Liquidity

The Company has incurred net losses since its inception, which has resulted in a cumulative deficit at September 30, 2020 of $118 million. In addition, the Company’s use of cash from operations amounted to $5.4 million for the nine months ended September 30, 2020 and $2.8 million for the year ended December 31, 2019. Since its inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable, product and service contracts and license arrangements.

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

Also, as discussed in Note 5, in April 2020, the Company received $896,000 in proceeds through a loan funded under the Payroll Protection Program as part of the CARES Act. As of September 30, 2020, the Company has retained and expanded its employee base and has used the funds for the purposes described under the terms of the loan. As a result, the Company has submitted an application requesting that all of the loan be forgiven. However, there is no assurance that the Company will be successful in obtaining such forgiveness.

Based on the foregoing, in management’s opinion, cash and cash equivalent balances at September 30, 2020, when combined with the proceeds from issuance of the 2020 Secured Notes (after repayment of the 2010 Secured Notes) and receipt of the proceeds from the loan funded under the Payroll Protection Program, are sufficient to support the Company’s operations and meet its obligations for at least the next twelve months.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2019 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with United States Securities and Exchange Commission (“SEC”) rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2019 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and nine months ended September 30, 2020 may not be indicative of the results to be expected for the entire year or any future periods.

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

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible Assets

In 2020 and 2019, the Company entered into certain license agreements that provide rights to the Company for the development and commercialization of products in the functional neurosurgery field. Under the terms of those certain license agreements, the Company paid an aggregate $591,341 to the licensors upon execution of the license agreements for access to the underlying technologies and will make future payments based on the achievement of regulatory and commercialization milestones as defined in the license agreements.

In conformity with Accounting Standards Codification Section 350, “Intangibles – Goodwill and Other,” the Company amortizes its investment in the license rights described above over an expected useful life of five years.

Revenue Recognition

The Company’s revenues are comprised primarily of: (1) product revenues resulting from the sale of functional neurosurgery navigation, therapy, and biologics and drug delivery disposable products; (2) product revenues resulting from the sale of ClearPoint capital equipment and software; (3) revenues resulting from the service, installation, training and shipping related to ClearPoint capital equipment and software; and (4) clinical case support revenues in connection with customer-sponsored clinical trials. The Company recognizes revenue when control of the Company’s products and services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services, in a process that involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.

Lines of Business; Timing of Revenue Recognition

•	Functional neurosurgery navigation product, biologics and drug delivery systems product, and therapy product sales: Revenues from the sale of functional neurosurgery navigation products (consisting of disposable products sold commercially and related to cases utilizing the Company’s ClearPoint system), biologics and drug delivery systems (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing the ClearPoint system), and therapy products (consisting primarily of disposable laser-related products used in non-neurosurgical procedures), are generally based on customer purchase orders, the predominance of which require delivery within one week of the order having been placed, and are recognized at the point in time of delivery to the customer, which is the point at which legal title, and risks and rewards of ownership, along with physical possession, transfer to the customer.

•	Capital equipment and software sales

o	Capital equipment and software sales preceded by evaluation periods: The predominance of capital equipment and software sales (consisting of integrated computer hardware and software that are integral components of the Company’s ClearPoint system) are preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed and the systems have been in operation. Accordingly, revenue from capital equipment and software sales following such evaluation periods is recognized at the point in time the Company is in receipt of an executed purchase agreement or purchase order.

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

o	Capital equipment and software sales not preceded by evaluation periods: Revenue from sales of capital equipment and software not having been preceded by an evaluation period is recognized at the point in time that the equipment has been delivered to the customer.

For both types of capital equipment and software sales described above, the Company’s determination of the point in time at which to recognize revenue represents that point at which the customer has legal title, physical possession, and the risks and rewards of ownership, and the Company has a present right to payment.

•	Therapy services: The Company recognizes revenue for such services at the point in time that the performance obligation has been satisfied.

•	Biologics and drug delivery services:

o	Outsourced technical clinical support of cases performed pursuant to customer-sponsored clinical trials:

▪	Service Access Fees: For contracts in which the Company receives a periodic fixed fee, irrespective of the number of cases attended by Company personnel during such periods, revenue is recognized ratably over the period covered by such fees. A time-elapsed output method is used for such fees because the Company transfers control evenly by providing a stand-ready service.

▪	Procedure-Based Fees: The Company recognizes revenue at the point in time a case is attended by Company personnel.

•	Services related to sales of capital equipment and software sales: Revenues from services related to sales of capital equipment and software are recognized over the period of time such services are rendered.

•	Capital equipment-related services:

o	Equipment service: Revenue from service of ClearPoint capital equipment and software previously sold to customers is based on agreements with terms ranging from one to three years and revenue is recognized ratably on a monthly basis over the term of the service agreement. A time-elapsed output method is used for rental and service revenues because the Company transfers control evenly by providing a stand-ready service.

o	Installation, training and shipping: Consistent with the Company’s recognition of revenue for capital equipment and software sales as described above, fees for installation, training and shipping in connection with sales of capital equipment and software that have been preceded by customer evaluation periods are recognized as revenue at the point in time the Company is in receipt of an executed purchase order for the equipment and software. Installation, training and shipping fees related to capital equipment and software sales not having been preceded by an evaluation period are recognized as revenue at the point in time that the related services are performed.

The Company operates in one industry segment, and substantially all its sales are to U.S.-based customers.

Payment terms under contracts with customers generally are in a range of 30-60 days after the customers’ receipt of the Company’s invoices.

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company provides a one-year warranty on its functional neurosurgery navigation products, biologics and drug delivery products, and capital equipment and software products that are not otherwise covered by a third-party manufacturer’s warranty. The Company’s contracts with customers do not provide for a right of return other than for product defects.

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

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At September 30, 2020, the Company had approximately $7.9 million in bank balances that were in excess of the insured limits.

Information with respect to accounts receivable from those customers who comprised more than 10% of accounts receivable at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
Customer – 1	12%	12%

Information with respect to customers that accounted for sales in excess of 10% of total sales in the three-month periods ended September 30, 2020 and 2019 is as follows:

	September 30,
	2020	2019
Customer – 1	15%	—

Information with respect to customers that accounted for sales in excess of 10% of total sales in the nine-month periods ended September 30, 2020 and 2019 is as follows:

	September 30,
	2020	2019
Customer – 1	18%	—

Prior to granting credit, the Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts at September 30, 2020 and December 31, 2019 was approximately $43,000 and $29,000, respectively.

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

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Revenue Recognition

Revenue by Service Line

	Three Months Ended September 30,
	2020	2019
Functional neurosurgery navigation
Disposable products	$1,840,060	$1,854,251
Therapy
Disposable products	—	64,095
Services	—	50,000
Subtotal – therapy revenue	—	114,095
Biologics and drug delivery
Disposable products	419,946	491,257
Services	1,054,622	72,500
Subtotal – biologics and drug delivery revenue	1,474,568	563,757
Capital equipment and software
Systems and software products	73,544	184,825
Services	131,015	210,538
Subtotal – capital equipment and software revenue	204,559	395,363
Total revenue	$3,519,187	$2,927,466

	Nine Months Ended September 30,
	2020	2019
Functional neurosurgery navigation
Disposable products	$4,573,484	$5,212,460
Therapy
Disposable products	78,800	81,925
Services	25,000	200,000
Subtotal – therapy revenue	103,800	281,925
Biologics and drug delivery
Disposable products	1,000,276	957,673
Services	2,646,050	338,112
Subtotal – biologics and drug delivery revenue	3,646,326	1,295,785
Capital equipment and software
Systems and software products	377,445	700,517
Services	411,508	515,695
Subtotal – capital equipment and software revenue	788,953	1,216,212
Total revenue	$9,112,563	$8,006,382

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract Balances

•	Contract assets – Substantially all the Company’s contracts with customers are based on customer-issued purchase orders for distinct products or services. Customers are billed upon delivery of such products or services, and the related contract assets comprise the accounts receivable balances included in the accompanying condensed consolidated balance sheets.

•	Contract liabilities – The Company generally bills and collects capital equipment and software-related service fees at the inception of the service agreements, which have terms ranging from one to three years. The unearned portion of such service fees are classified as deferred revenue.

During the three and nine months ended September 30, 2020, the Company recognized capital equipment and software-related service revenue of approximately $69,000 and $283,000, respectively, which was previously included in deferred revenue in the accompanying condensed consolidated balance sheet at December 31, 2019.

In September 2019, the Company entered into a Development Services Agreement with a customer under which the Company was entitled to bill the customer for an upfront payment of $127,600, of which approximately $83,000 and $102,000 are included in deferred revenue in the accompanying September 30, 2020 and December 31, 2019 condensed consolidated balance sheets, respectively.

Also, in September 2019, the Company entered into a Letter of Intent, followed by a related Statement of Work (together with the Letter of Intent, the “Project Documents”) in November 2019, with a customer which is a stockholder and whose then Chief Operating Officer was a member of the Company’s Board of Directors (and was subsequently replaced with the customer’s Chief Development Officer), to commence a product development project. Under the terms of the Project Documents, the Company was entitled to bill the customer for: (a) an upfront, nonrefundable payment of $500,000; and (b) quarterly service fees of $500,000 commencing in the fourth quarter of 2019. In February 2020, the Company entered into a Supply Agreement and a Statement of Work (the “European SOW”) with a European affiliate of the customer. Under the terms of the European SOW, the Company was entitled to bill the customer on a quarterly basis, commencing in the first quarter of 2020, for service fees of $250,000. During the nine months ended September 30, 2020, the clinical trials contemplated by the Project Documents and the European SOW were delayed as a result of the COVID-19 pandemic. As a result, the Company agreed to reduce such quarterly service fees by an aggregate of $50,000 and $250,000 during the three and nine months ended September 30, 2020, respectively. The Company recognizes as revenue each of the upfront payments described in this paragraph in proportional relationship to the transaction prices of the performance obligations contained in the related agreements, and recognizes as revenue the quarterly service fees described in this paragraph as stand-by services beginning in the quarter such services commenced. Based on the foregoing, approximately $268,000 and $625,000 of the aggregate amount of all the payments described in this paragraph were included in deferred revenue in the accompanying condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively.

The Company offers an upgraded version of its software at no additional charge to customers purchasing a three-year systems service agreement. The transaction prices of the software and the service agreement are determined through an allocation of the service agreement price based on the standalone prices of the software and the service agreements. The transaction price of the software is recognized as revenue upon its installation and comprised approximately $66,000 and $172,000 of unbilled accounts receivable at September 30, 2020 and December 31, 2019, respectively.

Remaining Performance Obligations

The Company’s contracts with customers, other than capital equipment and software-related service agreements discussed below, are predominantly of terms less than one year. Accordingly, the transaction price of remaining performance obligations related to such contracts at September 30, 2020 are not material.

Revenue with respect to remaining performance obligations related to capital equipment and software-related service agreements with original terms in excess of one year and the upfront payments discussed under the heading “Contract Balances” above amounted to approximately $383,000 at September 30, 2020. The Company expects to recognize this revenue within the next three years.

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	Inventory

Inventory consists of the following as of:

	September 30, 2020	December 31, 2019
Raw materials and work in process	$1,724,106	$1,495,190
Software licenses	227,500	332,500
Finished goods	1,583,037	1,412,528
Inventory, net, included in current assets	3,534,643	3,240,218
Software licenses – non-current	571,800	504,400
Total	$4,106,443	$3,744,618

5.	Notes Payable

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

Pursuant to the terms and subject to the conditions of the SPA, at any time on or prior to January 11, 2022, the Company shall have the right, but not the obligation, to request that one of the 2020 Convertible Noteholders purchase an additional $5,000,000 in aggregate principal amount of Second Closing Notes (as defined in the SPA) and an additional $10,000,000 in aggregate principal amount of additional Third Closing Notes (as defined in the SPA) (together, the “Additional Convertible Notes”), provided that such 2020 Convertible Noteholder has the right, but not the obligation, to purchase such notes. As of September 30, 2020, the Company had made no requests of the 2020 Convertible Noteholder to purchase any of the Additional Convertible Notes. The terms of the Additional Convertible Notes are the same as the terms of the 2020 Secured Notes, except that: (a) the Additional Convertible Notes would bear interest at a rate equal to the sum of (i) the greater of (x) the three (3)-month LIBOR and (y) 2%, plus (ii) a margin of 7% on their outstanding balance; and (b) only 70% of the Additional Convertible Notes’ principal amount outstanding would be convertible into shares of the Company’s common stock.

The carrying amount of the 2020 Secured Notes in the accompanying September 30, 2020 condensed consolidated balance sheet is presented net of: (a) financing costs, comprised of commissions and legal expenses, having an unamortized balance of $388,000; and (b) a discount, comprised of a commitment fee paid to one of the 2020 Convertible Noteholders, having an unamortized balance amounting to $263,000 at that date. The unamortized balance of the financing costs and the discount are charged to interest expense over the term of the 2020 Secured Notes under the effective interest method.

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

Payroll Protection Program Loan

In April 2020, the Company received $896,000 in proceeds through an unsecured loan funded under the Payroll Protection Program as part of the CARES Act, which was enacted by the U.S. Congress in response to the COVID-19 pandemic. The loan has a term through August 2023, bears interest at 1% per annum, and is payable monthly beginning in August 2021. During the period in which the loan has been outstanding, the Company has retained its employee base and has submitted an application for the loan to be forgiven in conformity with the loan’s terms. However, there is no assurance that the Company will be successful in obtaining approval for such forgiveness from the U.S. Small Business Administration. Accordingly, until and unless the Company obtains such approval, the note is presented as a note payable in conformity with its payment terms in the accompanying consolidated balance sheets.

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

The carrying amount of the 2010 Secured Notes in the accompanying December 31, 2019 condensed consolidated balance sheet is presented net of a discount, having an unamortized balance amounting to $765,073 at that date, arising from shares issued to the noteholders at issuance of the 2010 Secured Notes. During the nine months ended September 30, 2020, the unamortized balance of this discount was charged to interest expense upon the Company’s repayment of the 2010 Secured Notes.

Scheduled Notes Payable Maturities

Scheduled principal payments as of September 30, 2020 with respect to notes payable are summarized as follows:

Years ending December 31,
2020	$—
2021	185,192
2022	447,621
2023	263,187
2024	—
Thereafter	17,500,000
Total scheduled principal payments	18,396,000
Less: Unamortized financing costs and discount	(651,604)
Total	$17,744,396

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Leases

The Company leases office space in Irvine, California that houses its headquarters and manufacturing facility under a non-cancellable operating lease. The lease term commenced on October 1, 2018 and expires in September 2023. The Company has the option to renew the lease for two additional periods of five years each. The Company also leases office space in Mississauga, Ontario, Canada for its software development personnel. The lease term commenced on August 1, 2018, and the Company has entered into an agreement with the landlord to terminate the lease in November 2020. Both office leases are classified as operating leases in conformity with the provisions of Topic 842.

The lease costs included in general and administrative expenses were $31,252 and $27,468 for the three months ended September 30, 2020 and 2019, respectively, and were $87,690 and $82,405 for the nine months ended September 30, 2020 and 2019, respectively.

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

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each compensated non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her director fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing the product of: (i)(a) the fees otherwise payable to each director in cash, times (b) the percentage of fees the director elected to receive in shares of common stock, by (ii) the volume weighted average price per share of common stock over the last five trading days of the quarter. The following is information regarding the number of shares issued to directors as payment for director fees in lieu of cash for the three and nine months ended September 30, 2020 and 2019:

Three Months Ended September 30,
2020	2019
6,141	5,720

Nine Months Ended September 30,
2020	2019
25,704	23,459

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

ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

From October 2017 until June 2020, the Company granted share-based awards under the Company’s Second Amended and Restated 2013 Incentive Compensation Plan (the “Second Amended Plan”). On June 2, 2020, the Company’s stockholders approved the Company’s Third Amended and Restated 2013 Incentive Compensation Plan (the “Third Amended Plan” and, together with the Second Amended Plan, the “2013 Plan”), under which 1 million shares of the Company’s common stock were made available for future issuances under the 2013 Plan, resulting in a total of 2,956,250 shares of the Company’s common stock being reserved for issuance under the 2013 Plan. Of this amount, stock grants of 652,157 shares have been awarded and option grants, net of options terminated, expired or forfeited, of 1,260,447 shares were outstanding as of September 30, 2020. Accordingly, 1,043,646 shares remained available for grants under the 2013 Plan as of that date.

Stock option activity under all of the Company’s Plans during the nine months ended September 30, 2020 is summarized below:

	Shares	Weighted- average Exercise price per share	Intrinsic Value(1)
Outstanding at January 1, 2020	1,639,167	$9.87	$2,892,027
Granted	255,213	4.34	321,965
Exercised	(833)	1.74
Outstanding at September 30, 2020	1,893,547	$9.59	$4,103,901

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

As of September 30, 2020, there was unrecognized compensation expense of approximately $1.3 million related to outstanding stock options and shares of restricted stock, which is expected to be recognized over a weighted average period of 2.11 years.

Warrants

Warrants have generally been issued in connection with financing transactions and for terms of up to five years. Common stock warrant activity for the nine months ended September 30, 2020 was as follows:

	Shares	Weighted- average Exercise price per share	Intrinsic Value(1)
Outstanding at January 1, 2020	5,532,267	$4.00	$10,470,008
Exercised	(625,407)	2.20
Outstanding at September 30, 2020	4,906,860	$4.23	$11,091,657

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. In addition, in 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. The majority of our product revenues for the three and nine months ended September 30, 2020 relate to sales of our ClearPoint system products. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of September 30, 2020, we had accumulated losses of approximately $118 million. We may continue to incur operating losses as we expand our ClearPoint system platform and our business generally.

Factors Which May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.

COVID-19

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic, and on March 13, 2020, the President of the United States proclaimed that the COVID-19 outbreak in the United States constituted a national emergency. Continued widespread infection in the United States is a possibility. Extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, have led to reduced economic activity, including the postponement or cancellation of elective surgical procedures, which historically have represented approximately 80% of the number of surgical procedures using the Company’s ClearPoint system. Furthermore, the recessionary conditions on the financial markets and global economy caused by the COVID-19 pandemic could have a material adverse effect on the Company’s business, as hospitals postpone or deduce capital purchases and overall spending. Although much of the United States economy has reopened, the COVID-19 pandemic is intensifying in most areas of the country, and many public health experts anticipate a COVID-19 surge in the coming weeks and months of fall and winter. Reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations, including postponement or cancellation of elective surgeries, remains a possibility, just as some jurisdictions rolled back reopening plans in the summer of 2020. The continuing uncertainty as to whether the federal government will address the resulting fiscal condition in both the near and long-term with measures such as additional fiscal stimulus, as well as other geopolitical issues relating to the global economic slowdown, has increased domestic and global instability. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States.

Key Performance Indicators

The key performance indicators we utilize on a tactical basis are integrated into our longer-term strategic plan within the following categories:

  Functional neurosurgery navigation
o	Case volume – Underlying the revenue from sales of our functional neurosurgical products reflected in the accompanying Condensed Consolidated Financial Statements appearing elsewhere in this Quarter Report are the procedures, or cases, performed in hospitals utilizing one or more of our products or our clinical services. Case volume data is not influenced by variations in pricing or quantities of product used on a per case basis, and thus provide a more reliable indicator of the growth of our functional neurosurgery navigation line of business. Management analyzes case volume by hospital and by type of procedure to gain information that informs targeted sales and marketing activities. During the three and nine months ended September 30, 2020, the ClearPoint system was used in 200 and 507 cases, respectively, as compared to 231 and 600 cases during the same respective periods in 2019, representing decreases of 13% for the comparative three-month periods and 16% for the comparative nine-month periods. Consistent with the discussion in the section “Results of Operations –Revenues,” we attribute these decreases to the COVID-19 pandemic.

o	Number of “Active Surgical Centers” – For purposes of analyzing this performance indicator, an Active Surgical Center is a hospital that has purchased products from us or has performed procedures utilizing our ClearPoint system within a rolling 24-month period, and includes hospital sites having purchased the ClearPoint system, as well as sites in which the ClearPoint system is being used on an evaluation basis. The justification for including “evaluation sites” is that our disposable neurosurgical product is sold to such hospitals for their use in cases. In addition to signifying growth, the number of Active Surgical Centers, when analyzed in conjunction with case volume data, further informs targeted sales and marketing activities and confirms where these activities have led to increased penetration of our product lines. As of September 30, 2020, the ClearPoint system was used in more than 60 Active Surgical Centers, as compared to more than 50 such centers as of the same date in 2019.

  Biologics and drug delivery
o	Number of “Partners” – Underlying the revenue from sales of products and services to our biologics and drug delivery customers is the number of customers, or “Partners.” Our Partners consist of pharmaceutical and biotech companies that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which the commercial success is uncertain, pending, in part, the outcome of those trials. While our revenues from sales of products and services to these Partners in support of their clinical trials are indicative of growth, the number of such relationships is also of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through the use of our products and services in delivering our Partners’ therapies. At September 30, 2020, we had commercial relationships with approximately 25 Partners, as compared with 20 Partners at September 30, 2019.

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
  Global scale and efficiency – We have been cautious in setting our goals for operations beyond the U.S. so as to conserve our resources and not establish a foreign presence in advance of being assured of a corresponding revenue stream. In late 2020 and into 2021, we expect to take the first steps in leveraging the CE Marks we have for our ClearPoint system and SmartFlow cannula to establish an initial presence in Europe for product sales and clinical advisory services. From this initial presence, we believe that future global key performance indicators will be similar to those described above for our U.S. business: case volume, number of Active Surgical Centers and number of biologics and drug delivery Partners.

Revenues

In 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the U.S. for general neurological procedures. Future revenues from sales of our ClearPoint platform products and services are difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses.

Generating recurring revenues from the sale of functional neurosurgery navigation products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our functional neurosurgery navigation products. Our product revenues were approximately $2.3 million and $6.0 million for the three and nine months ended September 30, 2020, respectively, and predominantly related to our ClearPoint system.

In addition, we expect that, over time, service revenues will constitute an increasing portion of our total revenues based on: (a) leveraging current and future installations of ClearPoint systems, as discussed above, so as to result in an increase in capital equipment and software related service revenues; and (b) increasing biologics and drug delivery service revenues should our customers in this space be successful in expansion of their clinical trials, and should we be successful in continuing to establish relationships with new biologic and drug delivery partners. Our service revenues were approximately $1.2 million and $3.1 million for the three and nine months ended September 30, 2020, respectively.

Our revenue recognition policies are more fully described in Note 2 to the Condensed Consolidated Financial Statements included above in Part I, Item 1 in this Quarterly Report.

Cost of Revenues

Cost of revenues includes the direct costs associated with the assembly and purchase of components for functional neurosurgery navigation products, biologics and drug delivery products, non-neurosurgical therapy products, and ClearPoint capital equipment and software which we have sold, and for which we have recognized the revenue in accordance with our revenue recognition policy. Cost of revenues also includes the allocation of manufacturing overhead costs and depreciation of loaned systems installed under our ClearPoint placement program, as well as provisions for obsolete, impaired, or excess inventory. With the anticipated increases in the contribution to total revenues of sales of recurring products and services, as discussed above, we expect gross margin, as a percentage of total revenue, to increase over time.

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products. Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system; and (ii) seek to expand the application of our technological platforms. From our inception through September 30, 2020, we have incurred approximately $59 million in research and development expenses.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three or nine months ended September 30, 2020 as compared to the critical accounting policies described in our 2019 Form 10-K.

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020	2019	Percentage Change
Product revenues	$2,333,550	$2,594,428	(10)%
Service and other revenues	1,185,637	333,038	256%
Total revenues	3,519,187	2,927,466	20%
Cost of revenues	718,787	983,042	(27)%
Research and development costs	1,209,048	761,881	59%
Sales and marketing expenses	1,492,948	1,063,143	40%
General and administrative expenses	1,369,900	1,029,929	33%
Other income (expense):
Other income (expense), net	(11,491)	728	(1678)%
Interest expense, net	(201,245)	(213,167)	(6)%
Net loss	$(1,484,232)	$(1,122,968)	32%

Revenues. Total revenues were $3.5 million for the three months ended September 30, 2020, and $2.9 million for the three months ended September 30, 2019, which represents an increase of $592,000, or 20%.

Functional neurosurgery navigation revenue, which consists of disposable product commercial sales related to cases utilizing the ClearPoint system, decreased 1% to $1.8 million for the three months ended September 30, 2020, from $1.9 million for the same period in 2019. This decrease was due to the effects of the COVID-19 pandemic, in which elective surgical procedures, historically representing approximately 80% of our ClearPoint system case volume, were postponed or cancelled. Although elective surgeries have been resumed, albeit generally at reduced levels, in certain areas of the U.S., we are unable to determine the extent to which such factors as the timing, adoption or viability of such resumption will impact our revenue. Accordingly, we are unable to determine the length of time that the COVID-19 pandemic will adversely affect our product revenues. There were no increases in functional neurosurgery product prices during the period between the three months ended September 30, 2020 and the same period in 2019 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenues, which include sales of disposable products and services related to customer-sponsored clinical trials utilizing our products, increased 162% to $1.5 million for the three months ended September 30, 2020, from $564,000 for the same period in 2019. This increase was due to an increase, during the quarter ended September 30, 2020, relative to the same period in 2019, in biologic and drug delivery service revenues of $982,000. This increase in biologics and drug delivery service revenues is attributable to the establishment of additional relationships with biologic and drug delivery companies that included period-based retainers for clinical services in support of such companies’ respective clinical trials. This increase notwithstanding, our biologic and drug delivery customers are reestablishing their estimated timelines for initiation or resumption of their clinical trials, however, these timelines have not been finalized, given the uncertainties of when hospitals will be able to resume such clinical trial cases. Accordingly, depending on the length of the pandemic, future biologics and drug delivery revenues could be adversely impacted. There were no increases in biologics and drug delivery product prices during the period between the three months ended September 30, 2020 and the same period in 2019 that would be reasonably expected to affect a typical customer order.

Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software, and of related services, decreased 48% to $205,000 for the three months ended September 30, 2020, from $395,000 for the same period in 2019. While revenues from this product line historically have varied from quarter to quarter, we believe that many hospitals have postponed capital equipment acquisition activities due to the COVID-19 pandemic. There were no increases in capital equipment product prices during the period between the three months ended September 30, 2020 and the same period in 2019 that would be reasonably expected to affect a typical customer order.

Cost of Revenues. Cost of revenues was $719,000, representing a gross margin of 80%, for the three months ended September 30, 2020, and was $983,000, representing a gross margin of 66%, for the three months ended September 30, 2019. This increase in gross margin was due primarily to a shift in the mix of revenues by line of business that resulted in service revenues, which bear higher gross margins in comparison to other product lines, representing a greater contribution to total sales for the three months ended September 30, 2020, relative to the same period in 2019. While we believe that this factor may prevail during the period that precautionary measures are in effect due to the COVID-19 pandemic, we also believe it is likely that gross margin will erode from its current level in the event that the mix of revenues and overhead allocations return to historical norms.

Research and Development Costs. Research and development costs were $1.2 million for the three months ended September 30, 2020, compared to $762,000 for the same period in 2019, an increase of $447,000, or 59%. The increase was due primarily to increases in personnel costs of $185,000 due to increases in headcount and compensation, software development costs of $74,000 from the initiation of new projects, intellectual property costs of $55,000 and product development costs of $32,000 related to the increased product development activity, license amortization costs of $22,000 resulting primarily from licensing rights acquired in 2020.

Sales and Marketing Expenses. Sales and marketing expenses were $1.5 million for the three months ended September 30, 2020, compared to $1.1 million for the same period in 2019, an increase of $430,000, or 40%. This increase was due primarily to increases in personnel costs of $466,000 resulting from increases in headcount and compensation, and in marketing costs of $29,000 due to an increase in marketing activities. These increases were partially offset by a decrease in travel and entertainment expenses of $80,000 resulting primarily from reduced activity due to the effects of the COVID-19 pandemic.

General and Administrative Expenses. General and administrative expenses were $1.4 million for the three months ended September 30, 2020, compared to $1.0 million for the same period in 2019, an increase of $340,000, or 33%. This increase was due primarily to an increase in share-based compensation of $120,000, a $146,000 reduction of allocation of shared departmental resources to production due to the reduced manufacturing activity as an effect of the COVID-19 pandemic, and an increase in insurance costs of $59,000 based on general market conditions for the coverages the Company deems appropriate. These increases were partially offset by a decrease of $43,000 in professional fees, which vary from quarter to quarter.

Interest Expense. Net interest expense for the three months ended September 30, 2020 was $201,000, compared with $213,000 for the same period in 2019. This decrease was primarily due to a $106,000 decrease in the amortization of the discount associated with the 2010 Secured Notes, which were repaid and retired during the fiscal quarter ended March 31, 2020. This decrease was substantially offset by a $104,000 increase in interest expense associated with the 2020 Secured Notes issued in January 2020, relative to the interest incurred in 2019 associated with the 2010 Secured Notes. Additional information with respect to the 2010 Secured Notes and the 2020 Secured Notes is in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020	2019	Percentage Change
Product revenues	$6,030,005	$6,952,575	(13)%
Service and other revenues	3,082,558	1,053,807	193%
Total revenues	9,112,563	8,006,382	14%
Cost of revenues	2,276,927	2,899,837	(21)%
Research and development costs	2,860,877	2,044,224	40%
Sales and marketing expenses	3,915,920	3,246,912	21%
General and administrative expenses	4,013,493	2,991,305	34%
Other income (expense):
Other income (expense), net	(5,360)	8,100	(166)%
Interest expense, net	(1,240,091)	(726,292)	(71)%
Net loss	$(5,200,105)	$(3,894,088)	(34)%

Revenues. Total revenues were $9.1 million for the nine months ended September 30, 2020, and $8.0 million for the nine months ended September 30, 2019, which represents an increase of $1.1 million, or 14%.

Functional neurosurgery navigation revenue, which consists of disposable product commercial sales related to cases utilizing the ClearPoint system, decreased 12% to $4.6 million for the nine months ended September 30, 2020, from $5.2 million for the same period in 2019. This decrease was due to the effects of the COVID-19 pandemic, in which elective surgical procedures, historically representing approximately 80% of our ClearPoint system case volume, were postponed or cancelled. Although elective surgeries have been resumed, albeit generally at reduced levels, we are unable to determine the extent to which such factors as the timing, adoption or viability of such resumption will impact our revenue. Accordingly, we are unable to determine the length of time that the COVID-19 pandemic will adversely affect our product revenues. There were no increases in functional neurosurgery navigation product prices during the period between the nine months ended September 30, 2020 and the same period in 2019 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenues, which include sales of disposable products and services related to customer-sponsored clinical trials utilizing our products, increased 181% to $3.6 million for the nine months ended September 30, 2020, from $1.3 million for the same period in 2019. This increase was due primarily to an increase, during the nine months ended September 30, 2020, relative to the same period in 2019, in biologics and drug delivery service revenues of $2.3 million. This increase in biologics and drug delivery service revenues is attributable to the establishment of additional relationships with biologic and drug delivery companies that included period-based retainers for clinical services in support of such companies’ respective clinical trials. This increase notwithstanding, our biologic and drug delivery customers are reestablishing their estimated timelines for initiation or resumption of their clinical trials, however, these timelines have not been finalized, given the uncertainties of when hospitals will be able to resume such clinical trial cases. Accordingly, depending on the length of the pandemic, future biologics and drug delivery revenues could be adversely impacted. There were no increases in biologics and drug delivery product prices during the period between the nine months ended September 30, 2020 and the same period in 2019 that would be reasonably expected to affect a typical customer order.

Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software, and related services, decreased 35% to $789,000 for the nine months ended September 30, 2020, from $1.2 million for the same period in 2019. While revenues from this product line historically have varied from quarter to quarter, we believe that many hospitals have postponed capital equipment acquisition activities due to the COVID-19 pandemic. There were no increases in capital equipment product prices during the period between the nine months ended September 30, 2020 and the same period in 2019 that would be reasonably expected to affect a typical customer order.

Cost of Revenues. Cost of revenues was $2.3 million, representing a gross margin of 75%, for the nine months ended September 30, 2020, and was $2.9 million, representing a gross margin of 64%, for the nine months ended September 30, 2019. This increase in gross margin was due primarily to a shift in the mix of revenues by line of business that resulted in service revenues, which bear higher gross margins in comparison to other product lines, representing a greater contribution to total sales for the nine months ended September 30, 2020, relative to the same period in 2019. While we believe that this factor may prevail during the period that precautionary measures are in effect due to the COVID-19 pandemic, we also believe it is likely that gross margin will erode from its current level in the event that the mix of revenues and overhead allocations return to historical norms.

Research and Development Costs. Research and development costs were $2.9 million for the nine months ended September 30, 2020, compared to $2.0 million for the same period in 2019, an increase of $817,000, or 40%. The increase was due primarily to increases in personnel costs of $403,000 due to increases in headcount and compensation, intellectual property costs of $163,000 and software development costs of $73,000 due to increased project activity, license amortization costs of $81,000 resulting primarily from licensing rights acquired in 2020, and outside consulting costs of $98,000 in connection with enhancements to the Company’s quality system.

Sales and Marketing Expenses. Sales and marketing expenses were $3.9 million for the nine months ended September 30, 2020 and $3.2 million for the same period in 2019, an increase of $669,000, or 21%. The increase was due primarily to increases in personnel costs of $778,000 resulting from increased headcount in our clinical and marketing teams as well as increased compensation, and meeting costs of $75,000. These increases were partially offset by decreases in travel and entertainment expenses of $236,000 resulting from reduced activity due to the COVID-19 pandemic.

General and Administrative Expenses. General and administrative expenses were $4.0 million for the nine months ended September 30, 2020, compared to $3.0 million for the same period in 2019, an increase of $1.0 million, or 34%. This increase was due primarily to increases in share-based compensation of $307,000, professional fees of $169,000 related primarily to new and potential biologic and drug delivery relationships, and insurance costs of $72,000. Also contributing to the increase was a $301,000 reduction in the allocation of shared departmental resources to production due to the reduced manufacturing activity caused by the COVID-19 pandemic. Partially offsetting these increases was a $51,000 reduction in licenses and miscellaneous taxes.

Interest Expense. Net interest expense for the nine months ended September 30, 2020 was $1.2 million, compared with $726,000 for the same period in 2019. This increase was primarily due to a $352,000 increase in the amortization of the discount associated with the 2010 Secured Notes, which were repaid and retired during the nine months ended September 30, 2020, and an increase in interest expense of $209,000 representing the greater amount of interest associated with the 2020 Secured Notes, as compared to the interest expense incurred in 2019 associated with the 2010 Secured Notes and the secured notes issued in 2014 and repaid in June 2019. Additional information with respect to the 2010 Secured Notes and the 2020 Secured Notes is in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

We have incurred net losses since our inception which has resulted in a cumulative deficit at September 30, 2020 of $118 million. In addition, our use of cash from operations amounted to $5.4 million for the nine months ended September 30, 2020 and $2.8 million for the year ended December 31, 2019. Since inception, we have financed our operations principally from the sale of equity securities, the issuance of notes payable, product and service contracts and license arrangements.

As discussed in Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, in May 2019, we entered into the 2019 PIPE under which such investors purchased 2,426,455 shares of our common stock at $3.10 per share, resulting in proceeds of approximately $7.5 million, before deducting offering expenses aggregating approximately $94,000. In addition, as discussed in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, in January 2020, we issued the 2020 Secured Notes, resulting in proceeds, net of financing costs paid and payable, and a commitment fee to one of the investors, of approximately $16.8 million. From the net proceeds received from the issuance of the 2020 Secured Notes, which have a five-year term, we repaid and retired the 2010 Secured Notes that otherwise would have matured in October and November 2020. Also, as discussed in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, in April 2020 we received $896,000 in proceeds through a loan funded under the Payroll Protection Program as part of the CARES Act. During the period between the April 2020 receipt of proceeds and September 30, 2020, we have retained and expanded our employee base and have used the loan proceeds for the purposes described under the terms of the loan. As a result, we have submitted an application requesting that all of the loan be forgiven. However, there is no assurance that we will be successful in obtaining such forgiveness. Based on the foregoing, in management’s opinion, cash and cash equivalent balances at September 30, 2020, when combined with the proceeds from issuance of the 2020 Secured Notes (after repayment of the 2010 Secured Notes) and receipt of the proceeds from the loan funded under the Payroll Protection Program, are sufficient to support our operations and meet our obligations for at least the next twelve months.

Cash Flows

Cash activity for the nine months ended September 30, 2020 and 2019 is summarized as follows:

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(5,404,999)	$(2,383,705)
Cash used in investing activities	(441,341)	(160,190)
Cash provided by financing activities	14,816,215	5,677,930
Net change in cash and cash equivalents	$8,969,875	$3,134,035

Net Cash Flows from Operating Activities. We used $5.4 million and $2.4 million of cash for operating activities during the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, uses of cash in operating activities primarily consisted of: (i) our $5.2 million net loss; (ii) increases in accounts receivable of $359,000, inventory of $323,000, and prepaid expenses and other current assets of $136,000; and (iii) decreases in accrued interest of $960,000, lease liabilities of $71,000, and deferred revenue of $338,000. These uses were partially offset by: (a) a decrease in other assets of $59,000; (b) an increase in accounts payable and accrued expenses of $60,000; and (c) net non-cash expenses included in our net loss aggregating $1.9 million and consisting primarily of depreciation and amortization, share-based compensation, and amortization of debt issuance costs, original issue discounts on debt and lease rights-of-use, net of accretion in lease liabilities.

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

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2020 and 2019 were $441,000 and $160,000, respectively, and consisted primarily of acquisitions of medical device license rights.

Net Cash Flows from Financing Activities. Net cash flows from financing activities for the nine months ended September 30, 2020 consisted of the proceeds, net financing costs and discount paid as of that date, of $16.8 million received from the issuance of the 2020 Secured Notes, and the proceeds of $896,000 from the Payroll Protection Program loan. The proceeds from these activities were partially offset by the repayment of the 2010 Secured Notes amounting to $2.8 million. The 2020 Secured Notes, the Payroll Protection Act Loan and the repayment of the 2010 Secured Notes are described in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic, and on March 13, 2020, the President of the United States proclaimed that the COVID-19 outbreak in the United States constitutes a national emergency. Continued widespread infection in the United States is a possibility. Extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, have led to reduced economic activity, including the postponement or cancellation of elective surgical procedures, which historically represents approximately 80% of the procedures utilizing our products and services. Furthermore, the business shutdowns and the disruptions to financial markets caused by COVID-19 pandemic has led to recessionary conditions in the economy in the short term, which could negatively impact our business, as hospitals curtail and reduce capital and overall spending. While much of the United States economy has reopened, the pandemic is intensifying in most areas of the country, and many public health experts anticipate a COVID-19 surge in the coming weeks and months of fall and winter. Reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations, including the postponement or cancellation of elective surgeries, remains a possibility, just as some jurisdictions rolled back reopening plans in the summer of 2020. The continuing uncertainty as to whether the federal government will address the resulting fiscal condition in both the near and long-term with measures such as additional fiscal stimulus, as well as other geopolitical issues relating to the global economic slowdown, has increased domestic and global instability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits listed below are filed, furnished or incorporated by reference as part of this Quarterly Report.

Exhibit Number	Exhibit Description
10.1	Transition Agreement, dated as of September 14, 2020, by and between the Company and Harold A. Hurwitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on September 14, 2020).
10.2	Employment Agreement, dated as of September 14, 2020, by and between the Company and Danilo D’Alessandro (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34822) filed with the SEC on September 14, 2020).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2020

CLEARPOINT NEURO, INC.

By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)