Form 10-K
period 2020-12-31
ClearPoint Neuro, Inc.
filed 2021-03-22
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

___________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $42,931,687 based on the closing sale price as reported on the Nasdaq Capital Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 18, 2021
Common Stock, $.01 par value per share	20,672,779 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2021 annual meeting of stockholders.

Trademarks, Trade Names and Service Marks

ClearPoint Neuro®, ClearPoint®, ClearTrace®, MRI Interventions®, SmartFlow®, SmartFrame®, SmartGrid®, PURSUIT™, Inflexion™ and Maestro™ are trademarks of ClearPoint Neuro, Inc. Any other trademarks, trade names or service marks referred to in this Annual Report are the property of their respective owners. As used in this Annual Report, we, us, our, the Company or ClearPoint Neuro refer to ClearPoint Neuro, Inc., and its affiliates, Siemens refers to Siemens Healthineers AG, and its affiliates, Boston Scientific refers to Boston Scientific Corporation and its affiliates, Brainlab refers to Brainlab AG and its affiliates, CLS refers to Clinical Laserthermia Systems Americas Inc, a wholly owned subsidiary of Clinical Laserthermia Systems AB, IMRIS refers to IMRIS, Deerfield Imaging and its affiliates, PTC refers to PTC Therapeutics, Inc, and its affiliates, Philips refers to Koninklijke Philips N.V. and its affiliates, Blackrock refers to Blackrock Microsystems, LLC, UCSF refers to the University of California, San Francisco, and Johns Hopkins refers to Johns Hopkins University.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” as defined under the United States federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements, expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

●	the effects of the COVID-19 pandemic and measures taken or that may be taken by federal, state and local governmental authorities to combat the spread of the disease;
●	future revenues from sales of ClearPoint system products; and
●	our ability to market, commercialize and achieve broader market acceptance for our ClearPoint system products.

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

RISK FACTOR SUMMARY

Our business faces many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our business, financial condition, results of operations and prospects. You should carefully review and consider the full discussion of our risk factors described under Item 1A, Risk Factors of this Annual Report together with other information in this Annual Report and our other filings with the Securities and Exchange Commission, or SEC, before making an investment decision regarding our common stock.

Risks Related to Our Business and Industry

●	COVID-19 could adversely impact our business.
●	Our ClearPoint system may not achieve broad market acceptance or be commercially successful.
●	We have relatively limited experience marketing and selling our ClearPoint system, and if we are unable to expand, manage and maintain our marketing and sales capabilities, we may be unable to generate significant growth in our product revenues.
●	If coverage and reimbursement from third-party payors for procedures utilizing our ClearPoint system products are inadequate, adoption of our products will be adversely affected and our revenues and prospects for profitability will suffer.
●	We currently have significant customer concentration, so economic difficulties or changes in the purchasing policies or patterns of our key customers could have a significant impact on our business and operating results.
●	We have limited internal manufacturing resources, and if we are unable to provide an adequate supply of our ClearPoint disposable products, our growth could be limited and our business could be harmed.
●	Our reliance on single-source suppliers could harm our ability to meet demand for our ClearPoint system in a timely manner or within budget.
●	Our ClearTrace system remains a product candidate in development. We cannot be certain that we will be able to successfully complete development of, and obtain regulatory clearances or approvals for, our ClearTrace system in a timely fashion, or at all.
●	To the extent we seek a new indication for use of, or new claims for, our ClearPoint system, the FDA may not grant 510(k) clearance or premarket approval application (“PMA”) approval of such new use or claims, which may affect our ability to grow our business.
●	The results of our clinical trials may not support our product candidate claims or any additional claims we may seek for our products and may result in the discovery of adverse side effects.
●	The markets for medical devices are highly competitive, and we may not be able to compete effectively against the larger, well-established companies in our markets or emerging and small innovative companies that may seek to obtain or increase their share of the market.
●	Our business will be subject to economic, political, regulatory and other risks associated with international operations.

Risks Related to Our Financial Position

●	We have incurred losses since our inception and we may continue to incur losses. If we fail to generate significant revenue from sales of our products and services, we may never achieve or sustain profitability.
●	We may need additional funding for our business, and we may not be able to raise capital when needed or on terms that are acceptable to us, which could force us to delay, reduce or eliminate our commercialization efforts or our product development programs.
●	Raising additional funds may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Risks Related to Our Intellectual Property

●	If we, or the third parties from whom we license intellectual property, are unable to secure and maintain patent or other intellectual property protection for the intellectual property covering our marketed products or our product candidates, our ability to compete will be harmed.
●	Others may assert that our products infringe their intellectual property rights, which may cause us to engage in costly disputes and, if we are not successful in defending ourselves, could also cause us to pay substantial damages and prohibit us from selling our marketed products.
●	If the combination of patents, trade secrets and contractual provisions that we rely on to protect our intellectual property is inadequate, our ability to successfully commercialize our marketed products and product candidates will be harmed, and we may not be able to operate our business profitably.

●	If we lose access to third-party software that is integrated into our ClearPoint system software, our costs could increase and new installations of our ClearPoint system could be delayed, potentially hurting our competitive position.
●	We may be dependent upon one of our licenses from The Johns Hopkins University to develop and commercialize some components of the ClearTrace system.

Risks Related to Legal and Regulatory Compliance

●	We operate in a highly-regulated industry and any failure to comply with the extensive government regulations may subject us to fines, injunctions and other penalties that could harm our business.
●	Federal legislation and other payment and policy changes may have a material adverse effect on our business.
●	Our products may in the future be subject to product recalls that could harm our reputation, business operating results and financial condition. Likewise, products that are manufactured and sold by third parties and that are needed for procedures in which physicians use our products also may be subject to recalls, which could adversely impact our business, operating results and financial condition.
●	If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to Medical Device Reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
●	We may incur significant liability if it is determined that we are promoting off-label uses of our products in violation of federal and state regulations in the United States or elsewhere.
●

If we or our third-party suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, or any applicable state equivalent, our manufacturing operations could be interrupted, and our potential product sales and operating results could suffer.

●	We are subject to environmental laws and regulations that can impose significant costs and expose us to potential financial liabilities.
●	We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.
●	We may be subject to privacy and data protection laws governing the transmission, use, disclosure, security and privacy of health information which may impose restrictions on technologies and subject us to penalties if we are unable to fully comply with such laws.

Risks Related to Our Facilities, Employees and Growth

●	We need to hire and retain additional qualified personnel to grow and manage our business. If we are unable to attract and retain qualified personnel, our business and growth could be seriously harmed.
●	If we do not effectively manage our growth, we may be unable to successfully market and sell our products or develop our product candidates.

Risks Related to Our Common Stock

●	Our common stock may be traded infrequently and in low volumes, so stockholders may be unable to sell their shares of common stock at or near the quoted bid prices if they wish to sell their shares.
●	If our common stock becomes subject to the penny stock rules, it may become more difficult to trade our shares.
●	The market price of our common stock may be highly volatile, and a stockholder may not be able to resell their shares at or above the price at which the shares were purchased.
●	Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.
●	Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
●	We have not paid dividends in the past and do not expect to pay dividends in the future.
●	Anti-takeover provisions in our certificate of incorporation, bylaws and Delaware law could prevent or delay a change in control.

General Risk Factors

●	We are dependent on our senior management team, our sales, clinical support and marketing team and our engineering team, and the loss of any of them could harm our business.
●	Damage to our reputation could harm our businesses, including our competitive position and business prospects.
●	We could become subject to product liability claims that could be expensive, divert management’s attention and harm our business.
●	Our operations are vulnerable to interruption or loss due to natural disasters, power loss and other events beyond our control, which would adversely affect our business.

ITEM 1. BUSINESS

Overview

We are a medical device company, incorporated in 1998 as a Delaware corporation, that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain under direct, intra-procedural magnetic resonance imaging, or MRI, guidance. From our inception in 1998, we deployed significant resources to fund our efforts to develop the foundational capabilities for enabling MRI-guided interventions and to build an intellectual property portfolio. In 2003, our focus shifted to identifying and building out commercial applications for the technologies we developed in prior years.

Our ClearPoint system is in commercial use in the United States and the European Union (the “EU”). The primary applications for the ClearPoint system are to target and guide, in an MRI setting, the insertion of deep brain stimulation electrodes and laser catheters into the brain.

Our SmartFlow cannula has been used in clinical trials to inject certain fluids directly into the brain, thus bypassing the blood-brain barrier, should our pharmaceutical company customers achieve success in completion of clinical trials of their drugs and biologics.

Our ClearTrace system is a product candidate still in development, the objective of which is to perform minimally invasive surgical procedures in the heart. However, we have reduced our development expenditures related to ClearTrace, as we devote our resources to the continued development and commercialization of ClearPoint.

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

We estimate that there are 400-500 functional neurosurgery centers worldwide with surgeons on staff with the capability to perform the type of MRI-guided minimally invasive neurosurgical procedure described herein. MRI scanners are available in a number of different configurations and field strengths, which refers to the strength of the magnet used to create the magnetic field. Magnetic field strength is measured in Tesla, or T. The most common field strength for MRI scanners is 1.5T. Higher field strength scanners such as 3T MRI scanners are gaining commercial market adoption, offering faster scanner speeds and even higher resolution images than 1.5T MRI scanners.

Minimally Invasive Surgical Procedures

Over the past few decades, one of the most important trends in medicine has been the replacement of open surgical procedures with minimally-invasive approaches. This has taken place in cardiology, where a coronary artery is stented open or a valve is replaced through a small radial incision under x-ray guidance in an angio-suite, instead of in the operating room. Similarly, during surgery, a laminectomy is performed through a small incision instead of a large one reducing recovery time. As one follows the trajectory of medical innovation throughout the body, we believe two observations may be made when a procedure moves to a minimally-invasive approach: (i) the number of patients who are eligible for these procedures grows significantly; and (ii) surgeons come to rely on an imaging modality to facilitate live image guidance to see inside the body in place of visualizing anatomy in an open procedure. Stereotactic neurosurgery incorporates imaging to help surgeons see through the patient’s skull. The modality that best delivers the level of specificity required to delineate different regions of the brain is MRI. MRI allows surgeons to segment the brain into 22 subcortical structures and helps identify the precise target and avoid vasculature and, in turn, to avoid bleeding. In order to facilitate surgery in a large magnet, metal tools that are typically used in the operating room need to be adapted to the MRI suite. ClearPoint has reduced the size and changed the composition of stereotactic headframes, onsite navigation systems and drills, manufacturing them out of MR safe materials such as plastics, ceramics and liquids visible under MRI. During a ClearPoint procedure, surgeons use our complete navigation system inside an MRI scanner, defining targets in real-time to decide, guide, treat and confirm the procedure with pinpoint accuracy.

ClearPoint Neuro has evolved to become a company comprised of two parts. In the past, we were viewed strictly as a medical device company providing navigation systems for neurosurgery. This part of the Company participates in an existing $500 million market, of which we have less than a 10% market share. However, we believe we are currently growing faster than the market as we continue to convert procedures from the operating room to the MRI suite. The other half of ClearPoint Neuro is focused on biologics and drug delivery companies, 25 of whom are either evaluating or using our SmartFlow cannula, depending on each such company’s stage of product development, which ranges from preclinical research to late-stage regulatory trials.

Our Current Products and Product Candidates

ClearPoint Neuro Navigation System

General

Our ClearPoint system is designed to allow minimally invasive procedures in the brain to be performed in a hospital’s existing MRI suite or in an inter-operative MRI. It provides guidance for the placement and operation of instruments or devices during the planning and operation of neurosurgical procedures performed within the MRI suite using MRI guidance. Our ClearPoint system is intended to be used as an integral part of procedures, such as biopsies and the insertion of catheters, electrodes and fiber lasers, which have traditionally been performed using stereotactic methodologies. It is intended to be used with both 1.5T and 3T MRI scanners. Our research efforts for our ClearPoint system began in 2003. In June 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the United States for general neurosurgical interventional procedures; in February 2011 and May 2018, we also obtained CE marking approval for our ClearPoint system and SmartFlow cannula, respectively. In February 2020 we received 510(k) clearance for our 5 and 7-French Peel-Away Sheath kits, and in June 2020, we obtained CE marking approval for version 2.0 of our ClearPoint software as well as our Inflexion head fixation frame. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable EU medical device directives, and it allows us to market the ClearPoint system in the EU. Today, ClearPoint systems are in clinical use with MRI scanners from the three major manufacturers, Siemens, GE Healthcare and Philips Healthcare, as well as the two major interventional MR/OR platforms, which are manufactured by IMRIS and Brainlab.

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

These local therapies, among others, involve insertion of a catheter, probe or electrode into a target region of the brain, typically performed as a minimally invasive procedure. However, performing these minimally invasive interventions in the brain presents special challenges, including a need to reach a small therapeutic target often located deep within the brain, which target is often an area as small as a few millimeters in diameter. To reach these targets, the physician must act with precision to avoid damaging adjacent areas that are responsible for important neurological functions, such as memory or speech, or penetrating blood vessels which can lead to a life-threatening hemorrhage. The medical community developed stereotactic neurosurgery to address these obstacles. However, despite years of development and clinical experience, conventional stereotactic procedures remain complicated and time-consuming for many neurosurgical interventions and can be extremely difficult on the patient.

U.S. Market Opportunities

We believe there are more than 55,000 potential neurosurgical procedures per year in the United States in which our ClearPoint system could be used as a navigational platform for functional stereotactic neurosurgery. The potential procedures include:

●	Electrode Placement – The current standard of care for the placement of the DBS electrodes requires the patient to be awake during surgery, in order to verify proper placement. Our ClearPoint system can provide real-time visualization of the placement, which we believe will drive growth in the number of potential procedures. Both St. Jude Medical (now part of Abbott Laboratories) and Boston Scientific received FDA clearances for new DBS systems and both have received conditional FDA clearance for use of these systems in an MRI setting for the treatment of epilepsy. Abbott Laboratories began marketing the Infinity® DBS system in 2017 and Boston Scientific launched the Vercise™ Deep Brain Stimulation System in 2018. DBS is used to treat the symptoms of Parkinson’s Disease, a degenerative condition that affects more than one million people in the United States and 10 million people worldwide. DBS works by stimulating a targeted region of the brain through implanted leads that are powered by a device called an implantable pulse generator. We estimate 6,000 Parkinson’s disease and essential tremor patients per year are potential candidates for the implantation of deep brain stimulation electrodes utilizing our ClearPoint system. In addition, patients suffering from essential tremor, dystonia, obsessive compulsion disorder or severe depression may create additional potential procedure opportunities.
●	Brain tumor biopsy – For smaller, harder to reach brain tumors or those near critical structures (the brain stem or large blood vessels), navigating the surgical field so that the biopsy needle reaches the brain tumor and accurately acquires a representative sample of the tumor is paramount. For small, deep-seated tumors, navigating a device to the exact target is challenging and necessary to avoid the inadvertent destruction of healthy brain tissue. We estimate brain tumor applications represent the potential for approximately 15,000 procedures per year.
●	Gene therapy and drug delivery in the brain – The blood-brain barrier prevents large-molecule, and nearly all small-molecule, neurotherapeutics from reaching the brain. Several pharmaceutical and biotech companies are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier, which may enable the development of treatments for rare single-gene pediatric disorders, such as AADC Deficiency, Friedreich’s Ataxia and Angelman Syndrome, as well as adult disorders including Parkinson’s disease, Huntington’s disease and certain types of cancers, such as Glioblastoma. The potential addressable market by 2025 for these indications is estimated to be more than 300,000 patients worldwide and $1.5 billion. If our ClearPoint system and SmartFlow cannula become approved and become the standard approach to local drug delivery in the brain, we believe the impact on our financial performance, could be significant. However, these treatments are subject to FDA-mandated clinical trial requirements, which are expensive and time consuming to conduct. Nonetheless, several of our biologics and drug delivery customers are pursuing these clinical trials and believe that the first gene therapy submissions may be reviewed by regulatory authorities throughout 2021. This said, it is early in the development cycle to estimate the potential of, and our ability to capitalize on, this market opportunity with a reasonable amount of certainty.

Challenges with Conventional Stereotactic Neurosurgical Procedures

Conventional stereotactic neurosurgical procedures are performed in a standard operating room. With this method, a large, metal stereotactic frame is typically fixed to the patient’s skull, using skull pins, to provide a fixed and common coordinate system. After the frame is attached to the patient’s skull, the patient is then imaged pre-operatively, often using MRI, in order to obtain images showing both the stereotactic frame axes and the anatomical structures of the patient’s brain. These pre-operative images are then loaded into a surgical planning workstation. Surgical planning software is used to identify the neurosurgical target for the procedure, as well as to define a trajectory path from the skull, through the brain tissue, and to the target. The planned trajectory and target location are then calculated in relation to the frame axes and then used to guide the surgery.

Because conventional stereotaxy relies on pre-operative images, and not intra-procedural images, errors in the alignment of the pre-operative images with the patient’s brain anatomy can, and often do, occur as a consequence of brain shift, variation in patient hydration, registration errors or misalignment of the frame. As a result, the physician often must undertake additional steps to further refine the process of locating the patient’s neurosurgical target. These steps may include physiological “mapping” of the brain and require an additional procedural step called microelectrode recording, which is a tedious and time-consuming process during which small probes containing microelectrodes are inserted into the deep brain structures, usually multiple times. As these microelectrode recording probes are passed through brain tissue, they pick up electrical activity. The microelectrode recording system then converts the electrical activity into audible tones. In hearing these various audible tones, a trained neurologist or neurophysiologist can distinguish different regions of the brain. Based on these tones, locations are mapped against the pre-operative images and used to refine and adjust the neurosurgical target as depicted on those pre-operative images. New coordinates are then calculated and a new trajectory is planned. To further confirm locations in the brain, various physiologic responses are induced or monitored with the microelectrodes. These physiological mapping steps require the patient to be awake during the surgery and off medications. Given the procedure’s complexity, it is not uncommon for the procedure to last six or more hours.

Our ClearPoint System Solution

We believe the design of our ClearPoint system can significantly simplify how stereotactic neurosurgical interventions are performed. Instead of relying on the indirect guidance of pre-operative imaging, our ClearPoint system is based on a direct approach, during which a physician is guided by real-time, high resolution MRI. The procedure is designed to be performed in a standard hospital-based MRI scanner or intra-operative MRI, instead of a traditional operating room.

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

Regulatory Status

Our ClearPoint system has a general indication for use. Our 510(k) clearance from the FDA permits us to market and promote our ClearPoint system in the United States for use in general neurosurgical procedures, which includes procedures such as biopsies, catheter insertions, and deep brain stimulation lead and electrode insertions. This is the same general indication for use that applies to other devices that have traditionally been used in the performance of stereotactic neurosurgical procedures. Similar to other conventional stereotaxy-based systems, our ClearPoint system’s general neurosurgical indication for use does not reference specific neurosurgical procedures. In the EU, our CE mark approval carries the same indication for use as our 510(k) clearance in the United States.

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

Sales and Marketing

Commercializing our ClearPoint system involves marketing primarily to:

●	physicians who care for patients suffering from neurological disorders, including neurosurgeons, who perform the neurosurgical procedures, and neurologists, who interact with patients prior to and following surgery and who refer patients for surgery; and
●	hospitals involved in the treatment of neurological disorders, including the opinion leaders at these hospitals.

Similar to many fields of medicine, some neurosurgeons elect to focus on a particular specialty within the neurosurgery field. For example, some neurosurgeons focus their practice on spine surgeries, others more on open craniotomy surgeries and others more on minimally invasive approaches, such as functional neurosurgery. We believe our ClearPoint system may be most applicable to those functional neurosurgeons, as well as oncologic neurosurgeons, but we also market our ClearPoint system to other neurosurgeons. We believe that our ClearPoint system represents an attractive platform for a neurosurgical team within a hospital to perform various general neurosurgical procedures.

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

As of March 18, 2021, our sales, clinical support and marketing team consisted of 27 employees. We believe that our current sales, clinical support and marketing team is sufficient for our current needs; however, we expect the size of our team to vary with the number and locations of the ClearPoint installed base and the volume of procedures utilizing the ClearPoint system.

Research and Development

Continued innovation through research and development is important to our future success. As of March 18, 2021, our research and development team consisted of 22 employees. We have assembled an experienced team with recognized expertise in the development of medical devices, multi-modal software and advanced MRI technologies, including interventional MRI microcoils, robotics and cannula design, the latter with a focus on gene and stem cell therapies. We believe that our current research and development team is sufficient for our current needs; however, we may increase the size of our team depending on the progress of our ongoing research and development efforts, and we may continue to enter into co-development arrangements as we deem necessary or potentially advantageous in advancing our principal research and development goals, which are to continue to enhance our ClearPoint hardware and software platforms to allow for faster workflows and flexible procedure locations, and to develop devices to facilitate drug delivery directly to the brain.

Manufacturing and Assembly

Our ClearPoint system and SmartFlow cannula include off-the-shelf components, custom-made components produced to our proprietary specifications by various third parties and components that we assemble in our Irvine, California facility. We use third parties to manufacture these components to utilize their individual expertise, minimize our capital investment and help control costs. We purchase most custom-made components of our ClearPoint system from single-source suppliers due to quality considerations, lower costs and constraints resulting from regulatory requirements; however, we have identified alternative sources for certain components, and believe additional alternative sources are available, if needed, for other components. Generally, we purchase our components through purchase orders and do not have long-term contracts with most of our suppliers.

Our Irvine, California facility is structured to complete component processing, final assembly, packaging and distribution activities for our ClearPoint system. The assembly process is performed in a controlled environment as required by applicable regulation for medical device assembly. Our operations are subject to extensive regulation by the FDA’s QSR, which requires that manufacturers have a quality management system for the design and production of medical devices. To the extent we conduct such operations outside the United States, we will be subject to international regulatory requirements.

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

Customers

At March 18, 2021, more than 60 hospitals in the U.S., Canada and the EU use the ClearPoint system. A small number of these hospital customers account for a substantial portion of our revenues from sales of ClearPoint products. Our five largest hospital customers accounted for approximately 35% of our functional neurosurgery navigation disposable product revenues in 2020.

At March 18, 2021, we had commercial relationships with approximately 25 biologics and drug delivery companies who are either evaluating or using our SmartFlow cannula, depending on each such company’s stage of development, which ranges from preclinical research to late-stage regulatory trials. One of these companies accounted for approximately 60% of our biologics and drug delivery revenues in 2020.

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

Patents and Patent Applications

We have a significant patent portfolio in the field of MRI-guided interventions. As of March 18, 2021, we wholly-owned, co-owned or licensed a total of 65 United States patents and more than 30 United States patent applications, as well as foreign patents and foreign patent applications corresponding with many of our United States patents and applications. Our owned, issued patents expire at various dates beginning in 2023. Some of our patents and patent applications are co-owned by Boston Scientific, and, with respect to those patents and patent applications, we have licensing and cross-licensing arrangements in place with Boston Scientific. As a result of those arrangements, we have exclusive rights to all fields outside neuromodulation and implantable medical leads for cardiac applications, and we have licensed the fields of neuromodulation and implantable medical leads for cardiac applications to Boston Scientific.

Certain License and Collaborative Arrangements

Philips

During 2020 we entered into a worldwide license and research agreement with Philips, under which Philips has licensed the technology underlying its Philips Brain Model for use in ClearPoint Maestro Brain Model (“Maestro”), the first generation of which we expect to be cleared for a launch in 2022. We believe that Maestro will have use across all our product lines through automatic pathway and trajectory planning, and confirmation of device placement, while identifying eloquent structures of the brain so as to avoid crucial anatomy. In consideration of the foregoing, we paid a fee upon execution of the agreement and are committed to pay royalties based on (a) sales of systems, and (b) procedures in which the licensed technology is used.

Blackrock

During 2020 we entered into a multi-product development agreement and an option agreement with Blackrock. The objective of these agreements is the incorporation of Blackrock’s sensing technologies into certain of our product lines, with the expectation of initial product launches to occur in 2023, starting with the Microelectric Recording platform and to be followed by offerings including such products as “smart” biopsy needles and other implantable neural electrodes. We believe that the combination of Blackrock’s expertise in neuro-electrodes, combined with our ClearPoint navigation technology, will allow us to expand our product offering beyond the MRI suite and into the operating room.

CLS

In October 2018, and as amended in August 2019, we entered into a license and collaboration agreement, and distribution agreements, with CLS that provides us the exclusive right to distribute and sell CLS’s portfolio of products when used with MRI guidance, including its Tranberg® product line for high precision ablation, in the U.S. and to collaborate with CLS on the development and commercialization of new products in the neurosurgical field.

UCSF

In 2013 we entered into a license agreement with UCSF the provides for our use of design features developed by UCSF that we incorporated into our SmartFlow cannula, for which we are committed to pay royalties based on our sales of the SmartFlow cannula.

Software License Arrangements

In connection with the development of our ClearPoint software platform, version 2.0 of which received FDA clearance in November 2018, we entered into three agreements under which we receive worldwide, non-exclusive licenses to software code related to certain functional elements of the ClearPoint software, for which we are committed to pay royalties for each copy of our ClearPoint sold, or in certain cases, loaned by us to end-users.

Johns Hopkins

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

ClearPoint System

Currently, we are not aware of any other company that offers a direct MRI-guided stereotactic system for neurosurgical interventions, although two companies, Monteris Medical Inc. and Medtronic plc offer devices for laser ablation under direct MRI guidance. In addition, companies such as Brainlab, Medtronic plc, Elekta AB, FHC Inc., Integra Life Sciences, and Neurologica Corporation, a subsidiary of Samsung Electronics Co., offer devices and systems for use in conventional stereotactic neurosurgical procedures, such as surgical navigation workstations, frame-based and frameless stereotactic systems, portable computer tomography scanners and computer-controlled guidance systems, and these devices and systems are competitive with our ClearPoint system. Also, Zimmer Biomet Holdings, Inc.’s ROSA® robot is an operating room alternative to the ClearPoint system. Additionally, we could also face competition from other medical device, biotechnology and pharmaceutical companies that have the technology, experience and capital resources to develop alternative therapy methods, including MRI-guided technologies. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we have.

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

The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Each EU member state has implemented legislation applying these directives and standards at a national level. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. Devices that comply with the requirements of the laws of the relevant member state applying the applicable EU directive are entitled to bear a CE mark and, accordingly, can be distributed throughout the member states of the EU as well as in other countries, such as Switzerland and Israel, that have mutual recognition agreements with the EU or have adopted the EU’s regulatory standards.

The method of assessing conformity with applicable regulatory requirements varies depending on the classification of the medical device, which may be Class I, Class IIa, Class IIb or Class III. Normally, the method involves a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. A Notified Body is a private commercial entity that is designated by the national government of a member state as being competent to make independent judgments about whether a device complies with applicable regulatory requirements. An assessment by a Notified Body in one country with the EU is required in order for a manufacturer to commercially distribute the device throughout the EU. In addition, compliance with ISO 13485 issued by the International Organization for Standardization, among other standards, establishes the presumption of conformity with the essential requirements for CE marking. Certification to the ISO 13485 standard demonstrates the presence of a quality management system that can be used by a manufacturer for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the previous EU medical devices directive. Unlike directives, which must be implemented into the national laws of the EU member states, the regulations would be directly applicable, without the need for adoption of EU member state laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation.

The date by which the Medical Devices Regulation was to be fully implemented was originally defined as May 26, 2020. However, because of the COVID-19 pandemic, the European Commission and the European Parliament decided in April 2020 to postpone the deadline by one year to May 26, 2021. Once effective, the new regulations will among other things:

●	Strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
●	Establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
●	Improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
●	Set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
●	Strengthen rules for the assessment of certain high-risk devices, which may have to undergo an additional check by experts before they are placed on the market.

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

In many foreign markets, including the countries in the EU, pricing of medical devices is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to limit payments by governmental payors for medical devices, and the procedures in which medical devices are used.

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

Since the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, together, the Affordable Care Act, there have been a number of legal challenges as well as other legislative and regulatory changes to the healthcare system that could limit the acceptance and availability of our products, which would have an adverse effect on our financial results and business. The full effects of the Affordable Care Act may be unknown until all outstanding legal issues are resolved, the statutory provisions are fully implemented, and CMS, the FDA, and other federal and state agencies issue final applicable regulations or guidance. These developments could result in increased coordination between hospitals and physicians and alignment of financial incentives between hospitals and physicians to control hospital costs. Such payment reform efforts and increased coordination among hospitals and physicians may lead to voluntary reductions in the array of choices currently available to physicians with respect to diagnostic services, medical supplies and equipment, which could result in hospitals reducing the overall number of vendors from which they purchase supplies, equipment and products. The Affordable Care Act remains subject to pending legal and constitutional challenges in the United States Supreme Court. The Supreme Court heard oral arguments in California v. Texas on November 2, 2020. The Court has yet to issue its opinion, and we cannot say for certain what the decision will be or what impact, if any, it may have on our business.

On April 16, 2015, President Obama signed into law, the Medicare Access and CHIP Reauthorization Act, or the Medicare Access Act, which removed the sustainable growth rate or SGR, methodology applicable to fees for physician services. The Medicare Access Act replaced the previous fee-for-service payment system with a more value-based system. As a result, reimbursements from the Medicare program may be reduced. As noted above, failure by hospitals and physicians to receive an amount that they consider to be adequate reimbursement for procedures in which our products are used may deter them from purchasing or using our products and will limit our sales growth.

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

HIPAA and Other Privacy & Security Laws

As a part of HIPAA, Congress enacted the Administrative Simplification provisions, which are designed to require the establishment of uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities.” Several regulations have been promulgated under HIPAA, including: the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule, which restricts the use and disclosure of certain individually identifiable health information; the Standards for Electronic Transactions, which establishes standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; and the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule, which requires covered entities to implement and maintain certain security measures to safeguard certain electronic health information. Although we do not believe we are a covered entity and therefore are not currently subject to these standards directly, we expect that our customers generally will be covered entities and may ask us to contractually comply with certain aspects of these standards by entering into confidentiality agreement or, when appropriate, business associate agreements. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards could entail significant costs for us.

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

HITECH has increased civil penalty amounts for violations of HIPAA by either covered entities or business associates up to an annual maximum of $1.5 million for each uncorrected violation based on willful neglect. HITECH requires HHS to conduct periodic audits to confirm compliance and to investigate any violation that involves willful neglect. Additionally, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy and Security Rules that threaten the privacy of state residents.

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

Human Capital Resources

As of March 18, 2021, we had 67 full time employees, of whom 22 were engaged primarily in research and development, 13 in manufacturing and quality assurance, 27 in sales, clinical support and marketing, and 5 in administrative and finance functions. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

We recruit employees with the skills and training relevant to functional responsibilities. As a small, innovative company focused on the development and commercialization of technology, we believe that cultural fit and energy are important considerations. We assess the likelihood that a particular candidate will contribute to our overall goals, and beyond their specifically assigned tasks. Depending on the position, our recruitment reach can be national as well as local. We aim to provide market-based compensation and to retain our employees. New employees are provided industry-relevant compliance training and are introduced to our Code of Business Conduct and Ethics. During 2020, as we worked to manage through the effects of the COVID-19 pandemic, all employees based in our facilities were retained at full salary and, where possible, were provided the option of working remotely or at such facilities with appropriate safeguards.

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

Risks Related to Our Business and Industry

COVID-19 could adversely impact our business

On March 11, 2020, the World Health Organization characterized the spread of a novel strain of coronavirus (“COVID-19”) as a global pandemic, and on March 13, 2020, the President of the United States proclaimed that the COVID-19 outbreak in the United States constituted a national emergency. Continued widespread infection in the United States is a possibility. Extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, have led to reduced economic activity, including the postponement or cancellation of elective surgical procedures, which historically have represented approximately 80% of the number of surgical procedures using our ClearPoint system. Although vaccinations to combat the COVID-19 virus have commenced, we are unable to determine the timing and extent to which the vaccination process will affect the progression of the virus; the timing, adoption or viability of periodic resumption, if any, of elective procedures; and the resulting length of time that the COVID-19 pandemic will adversely affect our product revenues.

Furthermore, the recessionary conditions on the global economy caused by the COVID-19 pandemic could have a material adverse effect on our business, as hospitals postpone or reduce capital purchases and overall spending. Although most segments of the United States economy have reopened, the effects of the COVID-19 pandemic remain intense in many areas of the country, and many public health experts continue to anticipate future surges of COVID-19 in the coming months of 2021. Accordingly, reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations, including the postponement or cancellation of elective surgeries, remains a possibility. The continuing uncertainty as to whether the federal government will address the resulting fiscal condition in both the near and long-term with measures such as additional fiscal stimulus, as well as other geopolitical issues relating to the global economic slowdown, has increased domestic and global instability. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States.

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

A small number of our customers account for a substantial portion of our revenues. In 2020, one pharmaceutical customer, a related party as described in Note 3 to the consolidated financial statements included elsewhere in this Annual Report, for whom we provide clinical services in support of the customer’s clinical trials and earn a quarterly fee, accounted for 28% of our total revenues. Our five largest hospital customers account for approximately 36% of our functional neurosurgery navigation revenues. Revenues from almost all our customers are not based on long-term, committed volume purchase contracts, and we may not continue to generate a similar level of revenues from our largest customers, or any other customer. Because of our current customer concentration, our revenues could fluctuate, possibly significantly, due to a reduction or delay in our biotechnology and pharmaceutical customers’ clinical trials, or in orders from any of our significant hospital customers, which could harm our business and results of operations.

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

We received 510(k) clearance to market our ClearPoint system for use in general neurosurgery interventional procedures, including DBS. We could seek to obtain additional, more specific indications for use of our ClearPoint system beyond the general neurosurgical intervention claim. To the extent we seek expanded claims for our ClearPoint system, such claims could, depending on their nature, require 510(k) clearance or FDA approval of a PMA. Moreover, some specific ClearPoint system claims could require clinical trials to support regulatory clearance or approval. In the event we seek a new indication for use of, or new claims for, the ClearPoint system that we believe are necessary or desirable for successful commercialization, the FDA may refuse our requests for 510(k) clearance or PMA approval. Likewise, to the extent clinical trials are necessary, we may not successfully complete or have the funds to initiate such clinical trials.

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

At present, our commercialization activities for our ClearPoint system are focused in the United States. However, we do have CE marking approval to market our ClearPoint system in the EU. In addition, we ultimately intend to market our ClearPoint system in other foreign jurisdictions as well. There are a number of risks associated with conducting business internationally, including:

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

The cumulative net loss from our inception through December 31, 2020 was approximately $120 million. Net cash used in operations was $7.8 million for the year ended December 31, 2020, and at December 31, 2020, we had cash and cash equivalent balances aggregating $20.1 million. Since our inception, we have financed our operations principally from the sale of equity securities, the issuance of notes payable and license arrangements. Recent such financing activities consist of: (i) private placements in January and December 2020 of secured convertible notes due in 2025, which resulted in net proceeds of $24.3 million (the “2020 Financing Transaction”); and (ii) a May 2019 private placement of equity, which resulted in net proceeds of $7.4 million (the “2019 PIPE”); and (iii) a February 2021 public offering of equity, which resulted in net proceeds of $46.8 million. In addition, at any time up to January 11, 2022, we have the right, but not the obligation, to request one of the noteholders in the 2020 Financing Transaction to purchase up to an additional $10.0 million of secured convertible notes (the “Additional Convertible Notes”), provided that such noteholder has the right, but not the obligation, to purchase the Additional Convertible Notes.

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

As a result of the foregoing, we believe it may be necessary to seek additional sources of funds from the sale of equity or other debt securities, which likely would result in dilution to existing ownership interests, from the establishment of a credit facility, or from entry into an agreement with a strategic partner or some other form of collaborative relationship. There is no assurance, however, that we will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing we do obtain will be sufficient to meet our needs. If we are not able to obtain the additional financing on a timely basis, we may be unable to achieve anticipated results, and may not be able to meet other obligations as they become due. An inability to obtain a sufficient amount of additional funding would create substantial doubt as to our ability to continue as a going concern.

The funding requirements for our business will depend on many factors, including:

●	the timing of broader market acceptance and adoption of our ClearPoint platform products and services;

●	the scope, rate of progress and cost of our ongoing product development activities relating to our ClearPoint system;

●	the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;

●	the cost and timing of establishing inventories at levels sufficient to support our sales;

●	the scope, rate of progress and cost of our research and development activities relating to new products;

●	the effect of competing technological and market developments;

●	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

●	the cost and timing of any clinical trials;

●	the cost and timing of regulatory filings, clearances and approvals; and

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation, administrative, or executive action, either in the United States or abroad. For example, the results of the 2020 election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these requirements will be implemented and whether or how they will be rescinded or replaced under the Biden administration. The policies and priorities of a new administration are unknown and could materially impact the regulation of our products. If executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Federal legislation and other payment and policy changes may have a material adverse effect on our business.

Since enactment of the Affordable Care Act in 2010 there have been a number of legal challenges as well as other legislative and regulatory changes to the healthcare system that could limit the acceptance and availability of our products, which would have an adverse effect on our financial results and business. The full effects of the Affordable Care Act may be unknown until all outstanding legal issues are resolved, the statutory provisions are fully implemented, and CMS, the FDA, and other federal and state agencies issue final applicable regulations or guidance. These developments could result in increased coordination between hospitals and physicians and alignment of financial incentives between hospitals and physicians to control hospital costs. Such payment reform efforts and increased coordination among hospitals and physicians may lead to voluntary reductions in the array of choices currently available to physicians with respect to diagnostic services, medical supplies and equipment, which could result in hospitals reducing the overall number of vendors from which they purchase supplies, equipment and products. The Affordable Care Act remains subject to pending legal and constitutional challenges in the United States Supreme Court. The Supreme Court heard oral arguments in California v. Texas on November 2, 2020. The Court has yet to issue its opinion, and we cannot say for certain what the decision will be or what impact, if any, it may have on our business.

On April 16, 2015, President Obama signed into law, the Medicare Access and CHIP Reauthorization Act, or the Medicare Access Act, which removed the sustainable growth rate or SGR, methodology applicable to fees for physician services. The Medicare Access Act replaced the previous fee-for-service payment system with a more value-based system. As a result, reimbursements from the Medicare program may be reduced. As noted above, failure by hospitals and physicians to receive an amount that they consider to be adequate reimbursement for procedures in which our products are used may deter them from purchasing or using our products and will limit our sales growth.

The Affordable Care Act also imposes, among other things, an annual excise tax on any entity that manufactures or imports medical devices offered for sale in the United States. A two-year moratorium applied to this tax through December 2019. In December 2019, President Trump signed into law a permanent repeal of the medical device tax under the Affordable Care Act, but there is no guarantee that Congress or President Biden will not reverse course in the future. If such an excise tax on sales of our products in the United States is enacted, it could have a material adverse effect on our business, results of operations and financial condition.

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

Under the FDA’s Medical Device Reporting regulations, we are required to report to the FDA any incident in which our products may have caused or contributed to a death or serious injury or in which our products malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In the future, we may experience events that may require reporting to the FDA pursuant to the medical device reporting regulations. In addition, all manufacturers placing medical devices in EU markets are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results. In addition, failure to report such adverse events to appropriate government authorities on a timely basis, or at all, could result in an enforcement action against us.

We may incur significant liability if it is determined that we are promoting off-label uses of our products in violation of federal and state regulations in the United States or elsewhere.

We obtained 510(k) clearance of our ClearPoint system from the FDA for a general neurosurgical intervention claim. This general neurosurgical intervention indication is the same indication for use that applies to other devices that have traditionally been used in the performance of stereotactic neurosurgery procedures. Unless and until we receive regulatory clearance or approval for use of our ClearPoint system in specific procedures, uses in procedures other than general neurosurgical interventional procedures, such as biopsies and catheter and electrode insertions, may be considered off-label uses of our ClearPoint system.

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

The Affordable Care Act mandates increased transparency of arrangements between physicians and medical device companies. We believe that this increased transparency may also result in a heightened level of government scrutiny of the relationships between physicians and medical device companies. While we believe that all of our arrangements with physicians comply with applicable law, the increased level of scrutiny, coupled with the expanded enforcement tools available to the government under the Affordable Care Act, may increase the likelihood of a governmental investigation. If we become subject to such an investigation, our business and operations would be adversely affected even if we ultimately prevail because the cost of defending such investigation would be substantial. Moreover, companies subject to governmental investigations could lose both overall market value and market share during the course of the investigation.

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

In addition, numerous other federal and state laws protect the confidentiality of patient information as well as employee personal information, including state medical privacy laws, state social security number protection laws, state data breach laws and federal and state consumer protection laws. These various laws in many cases are not preempted by the HIPAA rules and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. In connection with any clinical trials we conduct, we will be subject to state and federal privacy and human subject protection regulations. The HIPAA requirements and other human-subject research laws could create liability for us or increase our cost of doing business because we must depend on our research collaborators to comply with the applicable laws. We may adopt policies and procedures that facilitate our collaborators’ compliance, and contractually require compliance, but we cannot ensure that non-employee collaborators or investigators will comply with applicable laws. As a result, unauthorized uses and disclosures of research subject information in violation of the law may occur. Any such violations could lead to sanctions that could adversely affect our business.

Risks Related to Our Employees and Growth

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

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. In order to achieve our business objectives, we must continue to grow. However, continued growth presents numerous challenges, including:

●	expanding our sales, clinical support, product development and marketing infrastructure and capabilities;
●	expanding our assembly capacity and increasing production;
●	implementing appropriate operational and financial systems and controls;
●	improving our information systems;
●	identifying, attracting and retaining qualified personnel in our areas of activity; and
●	hiring, training, managing and supervising our personnel.

We cannot be certain that our systems, controls, infrastructure and personnel will be adequate to support our future operations. Any failure to effectively manage our growth could impede our ability to successfully develop, market and sell our products and our business will be harmed.

Risks Related to Our Common Stock

If our common stock becomes subject to the penny stock rules, it may become more difficult to trade our shares.

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. While our common stock currently trades in excess of $5.00, our common stock has traded below $5.00 in the recent past. If we do not retain a listing on The Nasdaq Capital Market, and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock and be subject to the following requirements:

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

Companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The market price of our common stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	Failure to develop successfully our products;
●	Changes in laws or regulations applicable to future products;
●	Inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
●	Adverse regulatory decisions;
●	Introduction of new products, services or technologies by our competitors;
●	Failure to meet or exceed financial projections we may provide to the public;
●	Inability to obtain additional funding;
●	Failure to meet or exceed the financial projections of the investment community;

●	Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	Additions or departures of key personnel;
●	Significant lawsuits, including patent or stockholder litigation;
●	Changes in the market valuations of similar companies;
●	Purchases and sales of our common stock resulting from, related to or arising out of (i) recent stock run-ups or recent divergences in valuations relative to those seen during traditional markets, (ii) high short interest or reported short squeezes, or (iii) reports of strong and atypical retail investor interest (whether on social media or otherwise);
●	Sales of our common stock by us or our stockholders in the future; and
●	Trading volume of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.

As of March 18, 2021, almost all of our outstanding shares were freely transferable or could be publicly resold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least six months, including our affiliates, would be entitled to sell such securities, subject to the availability of current public information about the Company. A person who has not been our affiliate at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any limitations under Rule 144. Under Rule 144, sales by our affiliates are subject to volume limitations, manner of sale provisions and notice requirements. Any substantial sale of common stock pursuant to this prospectus, Rule 144 or otherwise may have an adverse effect on the market price of our common stock by creating an excessive supply. Likewise, the availability for sale of substantial amounts of our common stock could reduce the prevailing market price.

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

General Risk Factors

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease approximately 7,400 square feet of space in Irvine, California under a lease that expires in September 2023. Our principal executive office and our principal operations are based at this facility. We believe that this facility is sufficient to meet our needs for the foreseeable future.

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

Holders

As of March 18, 2021, we had 20,672,779 shares of common stock outstanding and no shares of preferred stock outstanding. As of March 18, 2021, we had 210 stockholders of record. In addition, as of March 18, 2021, options and warrants to purchase 3,321,532 shares of common stock were outstanding.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by stockholders (1)	1,290,717	$5.89	1,023,811
Equity compensation plans not approved by stockholders (1)(2)(3)(4)(5)(6)(7)	515,375	$10.82	—
Total	1,806,092	$7.12	1,023,811

(1)	The information presented in this table is as of December 31, 2020.
(2)	In December 2013, we adopted our 2013 Non-Employee Director Equity Incentive Plan. The plan provides for the issuance of awards with respect to an aggregate of 14,250 shares of our common stock. As of December 31, 2020, awards with respect to 10,375 shares of our common stock were outstanding under the 2013 Non-Employee Director Equity Incentive Plan.
(3)	In October 2014, we entered into a written compensatory contract with Francis P. Grillo, our then-Chief Executive Officer, pursuant to which we awarded Mr. Grillo non-qualified stock options to purchase 60,000 shares of our common stock.
(4)	In December 2014, we entered into a written compensatory contract with Wendelin C. Maners, our then-Vice President, Marketing, pursuant to which we awarded Ms. Maners non-qualified stock options to purchase 8,750 shares of our common stock.
(5)	In March 2015, we entered into a written compensatory contract with Harold A. Hurwitz, our then-Chief Financial Officer, pursuant to which we awarded Mr. Hurwitz non-qualified stock options to purchase 11,250 shares of our common stock.
(6)	In November 2017, we entered into a written compensatory contract with Joseph M. Burnett, our Chief Executive Officer, pursuant to which we awarded Mr. Burnett a non-qualified stock option to purchase 350,000 shares of our common stock.
(7)	In September 2020, we entered into a written compensatory contract with Danilo D’Alessandro, our Chief Financial Officer, pursuant to which we awarded Mr. D’Alessandro a non-qualified stock option to purchase 75,000 shares of our common stock.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurosurgery procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the EU. Substantially all our product revenues for the years ended December 31, 2020 and 2019 relate to sales of our ClearPoint system products and related services. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of December 31, 2020, we had accumulated losses of approximately $120 million. We may continue to incur operating losses as we expand our ClearPoint system platform and our business generally.

Factors Which May Influence Future Results of Operations

The following is a description of factors which may influence our future results of operations, and which we believe are important to an understanding of our business and results of operations.

COVID-19

On March 11, 2020, the World Health Organization characterized the spread of a novel strain of coronavirus (“COVID-19”) as a global pandemic, and on March 13, 2020, the President of the United States proclaimed that the COVID-19 outbreak in the United States constituted a national emergency. Continued widespread infection in the United States is an ongoing possibility. Although vaccinations to combat the COVID-19 virus have commenced, we are unable to determine the timing and extent to which the vaccination process will affect the progression of the virus. Extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, have led to reduced economic activity, including the postponement or cancellation of elective surgical procedures, which historically have represented approximately 80% of the number of surgical procedures using our ClearPoint system.

Furthermore, the recessionary conditions on the global economy caused by the COVID-19 pandemic could have a material adverse effect on our business, as hospitals postpone or reduce capital purchases and overall spending. Although most segments of the United States economy have reopened, the effects of the COVID-19 pandemic remain intense in many areas of the country, and many public health experts continue to anticipate future surges of COVID-19 in the coming months of 2021. Accordingly, reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations, including the postponement or cancellation of elective surgeries, remains a possibility. The continuing uncertainty as to whether the federal government will address the resulting fiscal condition in both the near and long-term with measures such as additional fiscal stimulus, as well as other geopolitical issues relating to the global economic slowdown, has increased domestic and global instability. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States.

Key Performance Indicators

The key performance indicators we utilize on a tactical basis are integrated into our longer-term strategic plan within the following categories:

●	Functional neurosurgery navigation

o	Case volume – Underlying the revenue from sales of our functional neurosurgical navigation products reflected in the accompanying consolidated financial statements appearing elsewhere in this Annual Report are the procedures, or cases, performed in hospitals utilizing one or more of our products or our clinical services. Case volume data is not influenced by variations in pricing or quantities of product used on a per case basis, and thus provide a more reliable indicator of the growth of our functional neurosurgery navigation line of business. Management analyzes case volume by hospital and by type of procedure to gain information that informs targeted sales and marketing activities. During the year ended December 31, 2020, the ClearPoint system was used in 682 cases, respectively, as compared to 801 cases during 2019, representing a decrease of 15%. Consistent with the discussion in the section “Results of Operations –Revenues,” we attribute this decrease to the COVID-19 pandemic.
o	Number of “Active Surgical Centers” – For purposes of analyzing this performance indicator, an Active Surgical Center is a hospital that has purchased products from us or has performed procedures utilizing our ClearPoint system within a rolling 24-month period, and includes hospital sites having purchased the ClearPoint system, as well as sites in which the ClearPoint system is being used on an evaluation basis. The justification for including “evaluation sites” is that our disposable neurosurgical product is sold to such hospitals for their use in cases. In addition to signifying growth, the number of Active Surgical Centers, when analyzed in conjunction with case volume data, further informs targeted sales and marketing activities and confirms where these activities have led to increased penetration of our product lines. As of December 31, 2020 and 2019, the ClearPoint system was used in more than 60 Active Surgical Centers. Consistent with the discussion in the section “Results of Operations –Revenues,” we attribute the minimal growth in this performance indicator to the COVID-19 pandemic.

●	Biologics and drug delivery

o	Number of “Partners” – Underlying the revenue from sales of products and services to our biologics and drug delivery customers is the number of customers, or “Partners.” Our Partners consist of pharmaceutical and biotech companies that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which the commercial success is uncertain, pending, in part, the outcome of those trials. While our revenues from sales of products and services to these Partners in support of their clinical trials are indicative of growth, the number of such relationships is also of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through the use of our products and services in delivering our Partners’ therapies. At December 31, 2020, we had commercial relationships with approximately 25 Partners, as compared with approximately 20 Partners at December 31, 2019.

●	Therapy products – We do not expect meaningful revenue from therapy products in 2021 insofar as we are targeting a limited market release of such products in 2022. As a result, our milestones in the therapy space are focused on refining the product and obtaining regulatory clearance. Should we be successful in achieving these milestones, we believe our initial performance indicators will focus on case volume and number of Active Surgical Centers, as are currently used in measuring our performance in functional neurosurgery navigation.

●	Global scale and efficiency – We have been cautious in setting our goals for operations beyond the U.S. so as to conserve our resources and not establish a foreign presence in advance of being assured of a corresponding revenue stream. In late 2020 we took the first steps in leveraging the CE Marks we have for our ClearPoint system and SmartFlow cannula by establishing an initial presence in Europe for product sales and clinical advisory services. From this initial presence, we believe that future global key performance indicators will be similar to those described above for our U.S. business: case volume, number of Active Surgical Centers and number of biologics and drug delivery Partners.

Revenues

In 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the U.S. for general neurosurgical procedures; in February 2011 and May 2018, we also obtained CE marketing approval for our ClearPoint system and SmartFlow cannula, respectively; and in June 2020 we obtained CE marking approval for version 2.0 of our ClearPoint software and our Inflexion head fixation frame. Future revenues from sales of our ClearPoint platform products and services are difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses.

Generating recurring revenues from the sale of products is an important part of our business model for our ClearPoint system. We anticipate that, over time, recurring revenues will constitute an increasing percentage of our total revenues as we leverage installations of our ClearPoint system to generate recurring sales of our functional neurosurgical products. Our product revenues were approximately $8.8 million and $9.8 million for the years ended December 31, 2020 and 2019, respectively, and were almost entirely related to our ClearPoint system.

In addition, we expect that, over time, service revenues will constitute an increasing portion of our total revenues based on: (a) leveraging current and future installations of ClearPoint systems, as discussed above, so as to result in an increase in functional neurosurgical service revenues; and (b) increasing biologics and drug delivery service revenues should our customers in this space be successful in expansion of their clinical trials, and should we be successful in continuing to establish relationships with new biologic and drug delivery partners. Our service revenues were approximately $4.0 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively.

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

Research and Development Costs

 Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products. Such costs include salaries, travel, and benefits for research and development personnel, including related share-based compensation; materials and laboratory supplies in research and development activities; consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system; and (ii) seek to expand the application of our technological platforms. From our inception through December 31, 2020, we have incurred approximately $61 million in research and development expenses.

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

Revenue Recognition. Our revenues are comprised primarily of: (1) product revenues resulting from the sale of functional neurosurgery, navigation, therapy, and biologics and drug delivery disposable products; (2) product revenues resulting from the sale of ClearPoint capital equipment and software; (3) revenues resulting from the service, installation, training and shipping related to ClearPoint capital equipment and software; and (4) clinical case support revenues in connection with customer-sponsored clinical trials. We recognize revenue when control of our products and services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. When a contract calls for the satisfaction of multiple performance obligations for a single contract price, we allocate the contract price among the performance obligations based on the relative stand-alone prices for each such performance obligation we customarily charge. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control.

Lines of Business; Timing of Revenue Recognition

●	Functional neurosurgery navigation product, biologics and drug delivery systems product, and non-neurosurgery therapy product sales: Revenues from the sale of functional neurosurgery navigation products (consisting of disposable products sold commercially and related to cases utilizing our ClearPoint system), biologics and drug delivery systems (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing the ClearPoint system), and therapy products (consisting primarily of disposable laser-related products used in non-neurosurgical procedures) are generally based on customer purchase orders, the predominance of which require delivery within one week of the order having been placed, and are recognized at the point in time of delivery to the customer, which is the point at which legal title, and risks and rewards of ownership, along with physical possession, transfer to the customer.

●	Capital equipment and software sales

o	Capital equipment and software sales preceded by evaluation periods: The predominance of capital equipment and software sales (consisting of integrated computer hardware and software that are integral components of our ClearPoint system) are preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed and the systems have been in operation. Accordingly, revenue from capital equipment and software sales following such evaluation periods is recognized at the point in time that we are in receipt of an executed purchase agreement or purchase order.
o	Capital equipment and software sales not preceded by evaluation periods: Revenue from sales of capital equipment and software not having been preceded by an evaluation period is recognized at the point in time that the equipment and software has been delivered to the customer.

For both types of capital equipment and software sales described above, our determination of the point in time at which to recognize revenue represents that point at which the customer has legal title, physical possession, and the risks and rewards of ownership, and we have a present right to payment.

●	Therapy services: We recognize revenue for such services at the point in time that the performance obligation has been satisfied.

●	Biologics and drug delivery services

o	Outsourced technical clinical support of cases performed pursuant to customer-sponsored clinical trials:

•	Service Access Fess: For contracts in which we receive a periodic fixed fee, irrespective of the number of cases attended by our personnel during such periods, revenue is recognized ratably over the period covered by such fees. A time-elapsed output method is used for such fees because we transfer control evenly by providing a stand-ready service.
•	Procedure-Based Fees: We recognize revenue at the point in time a case is attended by our personnel.

●	Services related to sales of capital equipment and software: Revenues from services related to sales of capital equipment and software are recognized over the period of time such services are rendered.

●	Capital equipment and software-related services

o	Equipment service: Revenue from service of ClearPoint capital equipment and software previously sold to customers is based on agreements with terms ranging from one to three years and revenue is recognized ratably on a monthly basis over the term of the service agreement. A time-elapsed output method is used for service revenues because we transfer control evenly by providing a stand-ready service.
o	Installation, training and shipping: Consistent with our recognition of revenue for capital equipment and software sales as described above, fees for installation, training and shipping in connection with sales of capital equipment and software that have been preceded by customer evaluation periods are recognized as revenue at the point in time we are in receipt of an executed purchase order for the equipment and software. Installation, training and shipping fees related to capital equipment and software sales not having been preceded by an evaluation period are recognized as revenue at the point in time that the related services are performed.

Inventory. Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. Items in inventory relate predominantly to our functional neurosurgical products, drug delivery and biologic products, non-neurosurgical therapy products and ClearPoint capital equipment. Software license inventory related to ClearPoint systems undergoing on-site customer evaluation is included in inventory in the accompanying consolidated balance sheets. All other software license inventory is classified as a non-current asset. We periodically review our inventory for obsolete items and provide a reserve upon identification of potentially obsolete items.

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

Results of Operations

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

	Year Ended December 31,		Percentage
(Dollars in thousands)	2020	2019	Change
Product revenues	$8,789	$9,796	(10)%
Service and other revenues	4,040	1,421	184%
Total revenues	12,829	11,217	14%
Cost of revenues	3,709	3,942	(6)%
Research and development costs	4,686	2,810	67%
Sales and marketing expenses	5,384	4,756	13%
General and administrative expenses	5,270	4,303	22%
Other income (expense):
Other income, net	882	9	NM%
Interest expense, net	(1,444)	(955)	51%
Net loss	$(6,782)	$(5,540)	22%

NM – The percentage change is not meaningful.

Revenue. Total revenues were approximately $12.8 million and $11.2 million for the years ended December 31, 2020 and 2019, respectively.

Functional neurosurgery navigation and therapy product and service revenues, which consists of disposable product commercial sales related to cases utilizing the ClearPoint system and related services, decreased 12% to $6.3 million during the year ended December 31, 2020 from $7.1 million for the same period in 2019. This decrease was due primarily to the effects of the COVID-19 pandemic, in which elective surgical procedures, historically representing approximately 80% of our ClearPoint system case volume, were postponed or cancelled for a substantial portion of 2020. Although vaccinations to combat the COVID-19 virus have commenced, we are unable to determine the timing and extent to which the vaccination process will affect virus progression; the timing, adoption or viability of periodic resumption, if any, of elective procedures; and the resulting length of time that the COVID-19 pandemic will adversely affect our product revenues. There were no increases in functional neurosurgery navigation product prices during the period between the year ended December 31, 2020 and the same period in 2019 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenues, which include sales of services related to customer-sponsored clinical trials utilizing the ClearPoint system and of related disposable products, increased 109% to $5.0 million for the year ended December 31, 2020, from $2.4 million for the same period in 2019. This increase was due primarily to an increase from 2019 to 2020 of approximately $2.7 million, or 302%, in biologics and drug delivery services, due primarily to an increase in service revenue from a customer who is a related party, as described in Note 3 to the consolidated financial statements included elsewhere in this Annual Report. There were no increases in biologics and drug delivery product prices during 2020 that would be reasonably expected to affect a typical customer order.

Capital equipment revenue, consisting of sales of ClearPoint reusable hardware and software, and of related services, decreased 10% to $1.5 million for the year ended December 31, 2020, as compared with $1.7 million for the same period in 2019. While revenues from this product line historically have varied from quarter to quarter, we believe that many hospitals have postponed capital equipment acquisition activities due to the COVID-19 pandemic. There were no increases in capital equipment product prices during the period between the year ended December 31, 2020 and the same period in 2019 that would be reasonably expected to affect a typical customer order.

Cost of Revenues. Cost of revenues was approximately $3.7 million for the year ended December 31, 2020, compared to $3.9 million for the year ended December 31, 2019, representing gross margin of 71% and 65%, respectively. This increase in gross margin was due primarily to a shift in the mix of revenues by line of business that resulted in service revenues, which bear higher gross margins in comparison to other product lines, representing a greater contribution to total sales for the year ended December 31, 2020, relative to the same period in 2019. While we believe that this factor may prevail during the period that precautionary measures are in effect due to the COVID-19 pandemic, we also believe it is likely that gross margin will erode from its current level if the mix of revenues and overhead allocations return to historical norms.

Research and Development Costs. Research and development costs were $4.7 million for the year ended December 31, 2020, compared to $2.8 million for the same period in 2019, an increase of $1.9 million, or 67%. The increase was due primarily to increases in: (a) compensation costs, due primarily to increases in headcount, of $0.6 million; (b) research costs of $0.5 million incurred in connection with collaborative agreements entered into during the year ended December 31, 2020; (c) product and software development costs of $0.2 million; (d) intellectual property costs, including amortization of acquired license rights, of $0.4 million; and (e) professional fees of $0.3 million.

Sales and Marketing Expenses. Sales and marketing expenses were $5.4 million for the year ended December 31, 2020, compared to $4.8 million for the same period in 2019, an increase of $0.6 million, or 13%. This increase was primarily due to a $1.1 million increase in base compensation costs, attributable primarily to headcount increases in our clinical and marketing teams, that were partially offset by decreases in travel of $0.4 million and incentive-based compensation of $0.3 million.

General and Administrative Expenses. General and administrative expenses were $5.3 million for the year ended December 31, 2020, compared to $4.3 million for the same period in 2019, an increase of $1.0 million, or 22%. This increase was due primarily to increases in: (a) compensation, consisting primarily of stock-based compensation and officer transition costs, of $0.6 million; (b) occupancy costs of $0.1 million; and (c) corporate legal fees of $0.2 million related primarily to new and potential biologic and drug delivery relationships.

Other Income. Other income was $0.9 million for the year ended December 31, 2020, compared to $9,000 for the same period in 2019. This increase was due primarily to the gain recognized on the forgiveness of the PPP Loan in November 2020, the proceeds of which the Company received in April 2020. Additional information with respect to the PPP Loan is in Note 6 to the consolidated financial statements included elsewhere in this Annual Report.

Interest Expense, net. Net interest expense for the year ended December 31, 2020 was $1.4 million, compared with $1.0 million for the same period in 2019. This increase was primarily due to: (a) an increase of $0.2 million in amortization of discount associated with notes payable, due to the acceleration of such amortization in 2020 of the 2010 Secured Notes, which were repaid and retired in 2020, and the amortization of the discount and financing costs incurred in January 2020 in connection with the 2020 Secured Notes; and (b) a $0.4 million increase in cash-based interest expense associated with notes payable, due to the issuance of the 2020 Secured Notes, as compared to the interest expense incurred in 2019 associated with the 2010 Secured Notes and the secured notes issued in 2014 and repaid in June 2019. Additional information with respect to the 2010 Secured Notes and the 2020 Secured Notes is in Note 6 to the consolidated financial statements included elsewhere in this Annual Report.

Liquidity and Capital Resources

At December 31, 2020, we had cash and cash equivalent balances aggregating $20.1 million, resulting primarily from completion of the 2019 PIPE and the note issuances pursuant to the 2020 Financing Transaction as discussed in Notes 8 and 6, respectively, to the consolidated financial statements included elsewhere in this Annual Report and as discussed further below.

We have incurred net losses since our inception which has resulted in a cumulative deficit at December 31, 2020 of approximately $120 million. In addition, our use of cash from operations amounted to $7.8 million for the year ended December 31, 2020. Since inception, we have financed our operations principally from the sale of equity securities, the issuance of notes payable and license arrangements.

As discussed in Note 8 to the consolidated financial statements included elsewhere in this Annual Report, in May 2019, we completed the 2019 PIPE with certain accredited investors under which such investors purchased 2,426,455 shares of our common stock at $3.10 per share, resulting in proceeds of approximately $7.5 million, before deducting offering expenses aggregating approximately $0.1 million.

In January 2020, we entered into the 2020 Financing Transaction with two investors (the “2020 Convertible Noteholders”) under which we issued an aggregate principal amount of $17.5 million of floating rate secured convertible notes (the “First Closing Notes”), resulting in proceeds, net of financing costs paid and payable, and a commitment fee paid to one of the 2020 Convertible Noteholders, of approximately $16.8 million. From the net proceeds received from the issuance of the First Closing Notes, which have a five-year term, we repaid and retired the 2010 Junior Secured Notes Payable that otherwise would have matured in October and November 2020.

The terms of the Securities Purchase Agreement (the “SPA”) underlying the 2020 Financing Transaction also gave us the right, but not the obligation, to request one of the 2020 Convertible Noteholders to purchase an additional $5.0 million in principal amount of a note (the “Second Closing Note”). On December 29, 2020, under the terms of an amendment to the SPA which, among other provisions, increased the principal amount of the Second Closing Note, we issued the Second Closing Note to the 2020 Convertible Noteholder in the principal amount of $7.5 million.

In April 2020, we received $896,000 in proceeds through a loan funded under the Payroll Protection Program as part of the CARES Act (the “PPP Loan”). In November 2020, we were notified by the U.S. Small Business Administration that the loan had been forgiven under the provision of the CARES Act.

Additional information with respect to the 2020 Secured Notes and the PPP Loan is in Notes 6 to the consolidated financial statements included elsewhere in this Annual Report.

As discussed in Note 11 to the consolidated financial statements included elsewhere in this Annual Report, on February 23, 2021, we completed a public offering of 2,127,660 shares of our common stock.Net proceeds from the offering were approximately $46.8 million after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us.

Based on the foregoing, in management’s opinion, cash and cash equivalent balances at December 31, 2020, are sufficient to support the Company’s operations and meet its obligations for at least the next twelve months.

Cash Flows

Cash activity for the years ended December 31, 2020 and 2019 is summarized as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Cash from operating activities	$(7,808)	$(2,850)
Cash from investing activities	(482)	(160)
Cash from financing activities	22,693	5,605
Net change in cash and cash equivalents	$14,403	$2,595

Net Cash Flows from Operating Activities. We used $7.8 million and $2.8 million of cash for operating activities in 2020 and 2019, respectively.

In 2020, uses of cash in operating activities consisted primarily of: (i) our $6.8 million loss; (ii) an increase in accounts receivable of $0.8 million; and (iii) decreases in accounts payable and accrued expenses of $0.5 million, accrued interest of $1.0 million; lease liabilities of $0.1 million, and deferred revenue of $0.4 million. These uses were offset by: (a) a decrease in prepaid expenses and other current assets of $0.1 million; and (b) net non-cash expenses included in our net loss aggregating $1.6 million and consisting of expenses related to depreciation and amortization, share-based compensation, paid-in-kind interest, amortization of debt issuance costs and original issue discounts and amortization of lease right of use assets, and net of accretion in lease liabilities, which were partially offset by the gain recognized with the forgiveness of the PPP loan.

In 2019, uses of cash in operating activities consisted of: (i) our $5.5 million loss; (ii) increases in inventory of $1.0 million and prepaid expenses and other current assets of $0.1 million; and (iii) a decrease in the lease liability of $0.1 million. These uses were offset by: (a) a decrease in accounts receivable of $0.1 million; (b) increases in accounts payable and accrued expenses of $1.2 million and in deferred revenue of $0.9 million; and (c) non-cash expenses included in our net loss aggregating $1.8 million and consisting of depreciation and amortization, share-based compensation, amortization of debt issuance costs and original issue discounts and amortization of lease right of use assets, net of accretion in lease liabilities.

Net Cash Flows from Investing Activities. Net cash flows used in investing activities in 2020 were $0.5 million and consisted primarily an acquisition of medical device license rights.

Net cash flows used in investing activities in 2019 were $0.2 million and consisted primarily of an acquisition of medical device license rights.

Net Cash Flows from Financing Activities. Net cash provided by financing activities in 2020 consisted of proceeds from: (a) the issuance of the 2020 Secured Notes amounting to $24.3 million net of financing cost and discount; (b) the PPP Loan, amounting to $0.9 million; and (c) the exercise of common stock warrants and options, amounting to $0.4 million, which were partially offset by repayments of notes payable amounting to $2.8 million.

Net cash provided by financing activities in 2019 consisted of proceeds from the 2019 PIPE of $7.4 million and the exercise of warrants of $0.4 million. These proceeds were partially offset by (i) the prepayment in 2019 of financing costs in connection with the 2020 Secured Notes; and (ii) principal repayments of the 2014 and 2010 Secured Notes of $2.1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of Independent Registered Public Accounting Firm and Financial Statements are set forth on pages F-1 to F-26 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under their supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in our definitive proxy statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020 pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-2 through F-8, and are included as part of this Annual Report:

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-54575	3.1	May 11, 2012

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc.	8-K	000-54575	3.1	June 8, 2015

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc.	S-1	333-211647	3.3	August 2, 2016

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ClearPoint Neuro, Inc.	8-K	001-34822	3.1	February 12, 2020

3.5	Amended and Restated Bylaws	10-Q	000-54575	3.2	May 11, 2012

3.6	Second Amended and Restated Bylaws of ClearPoint Neuro, Inc.	8-K	001-34822	3.2	February 12, 2020

4.1	Reference is made to Exhibits 3.1 through 3.5

4.2	Specimen of Common Stock Certificate of ClearPoint Neuro, Inc.	8-K	001-34822	4.1	February 12, 2020

4.3	Form of Junior Secured Promissory Note Due 2020, as amended by that certain Omnibus Amendment dated as of April 5, 2011, as further amended by that certain Second Omnibus Amendment dated as of October 14, 2011	10	000-54575	4.4	December 28, 2011

4.4	Form of Series A Warrant to Purchase Common Stock issued in 2015 private offering	8-K	000-54575	4.1	December 15, 2015

4.5	Form of Series B Warrant to Purchase Common Stock issued in 2015 private offering	8-K	000-54575	4.2	December 15, 2015

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.6	Form of Series A Warrant to Purchase Common Stock issued to Brainlab AG	8-K	000-54575	4.1	March 22, 2016

4.7	Form of Series B Warrant to Purchase Common Stock issued to Brainlab AG	8-K	000-54575	4.2	March 22, 2016

4.8	Form of Omnibus Amendment dated June 30, 2016 by and among MRI Interventions, Inc., and certain holders of MRI Interventions, Inc.’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019	8-K	000-54575	10.1	July 1, 2016

4.9	Form of Omnibus Amendment dated June 30, 2016 to Second Amended and Restated Secured Note Due 2018	8-K	000-54575	10.2	July 1, 2016

4.10	Form of Warrant to Purchase Common Stock issued in connection with August 2016 note conversion	8-K	001-34822	4.1	September 1, 2016

4.11	Form of Second Omnibus Amendment dated August 31, 2016 by and among MRI Interventions, Inc., and certain holders of the Company’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019	8-K	001-34822	10.3	September 1, 2016

4.12	Form of Third Omnibus Amendment Dated September 25, 2018 by and among MRI Interventions, Inc., and the holders of the Company’s 12% Second-Priority Secured Non-Convertible Promissory Notes Due 2019	8-K	001-34822	10.1	September 25, 2018

4.13	Form of Warrant to Purchase Common Stock issued in 2017 private offering	8-K	001-34822	4.1	May 25, 2017

4.14	Form of Senior Secured Convertible Note (First Closing)	8-K	001-34822	4.1	January 13, 2020

4.15	Form of Senior Secured Convertible Note (Third Closing)	8-K	001-34822	4.3	January 13, 2020

4.16	Fourth Omnibus Amendment to the Junior Secured Promissory Notes Due 2020, dated January 27, 2020	8-K	001-34822	4.4	January 29, 2020

4.17	Description of Securities	10-K	001-34822	4.23	March 27, 2020

4.18	Form of Senior Secured Convertible Note (Second Closing)	8-K	001-34822	4.1	December 29, 2020

10.1†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 20, 1998, as amended by that certain Amendment to License Agreement dated as of January 15, 2000, and as further amended by that certain Addendum to License Agreement entered into on or around December 7, 2004	10	000-54575	10.9	December 28, 2011

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.2†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around December 7, 2006	10	000-54575	10.10	December 28, 2011

10.3†	License Agreement by and between SurgiVision, Inc. and The Johns Hopkins University entered into on or around June 30, 2008	10	000-54575	10.21	December 28, 2011

10.4†	Technology License Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.11	March 15, 2012

10.5†	System and Lead Development and Transfer Agreement dated as of December 30, 2005 by and between SurgiVision, Inc. and Boston Scientific Neuromodulation Corporation (formerly known as Advanced Bionics Corporation), as amended by that certain Amendment No. 1 dated May 31, 2006, as further amended by that certain Omnibus Amendment dated June 30, 2007, as further amended by that certain Omnibus Amendment #2 dated March 19, 2008	10	000-54575	10.12	March 15, 2012

10.6†	Omnibus Amendment No. 3 to Technology License Agreement and System and Lead Development and Transfer Agreement effective February 2, 2012, between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10	000-54575	10.38	March 15, 2012

10.7†	Omnibus Amendment No. 4 to Technology License Agreement and System and Lead Development and Transfer Agreement , between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation, effective March 19, 2014	10-Q/A	000-54575	10.5	August 29, 2014

10.8†	Technology License Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.13	December 28, 2011

10.9†	Omnibus Amendment No. 1 to Technology License Agreement and Development Agreement between MRI Interventions, Inc. and Cardiac Pacemakers, Inc., dated March 19, 2014	10-Q/A	000-54575	10.4	August 29, 2014

10.10†	Development Agreement dated as of March 19, 2008 by and between SurgiVision, Inc. and Cardiac Pacemakers, Inc.	10	000-54575	10.14	December 28, 2011

10.11†	Asset Purchase Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10-Q/A	000-54575	10.2	August 29, 2014

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.12†	Exclusive License Agreement dated March 19, 2014 between MRI Interventions, Inc. and Boston Scientific Neuromodulation Corporation	10-Q/A	000-54575	10.3	August 29, 2014

10.13†	Development Agreement between MRI Interventions, Inc. and Siemens Medical Solutions USA, Inc.	10-Q/A	000-54575	10.1	August 29, 2014

10.14†	Co-Development and Distribution Agreement dated as of April 5, 2011 by and between SurgiVision, Inc. and Brainlab AG, as amended by that certain First Amendment dated as of July 18, 2011	10	000-54575	10.17	March 15, 2012

10.15†	Second Amendment to Co-Development and Distribution Agreement, dated March 6, 2013, between MRI Interventions, Inc. and Brainlab AG	8-K	000-54575	10.1	March 7, 2013

10.16†	Master Services and Licensing Agreement dated as of July 20, 2007 by and between SurgiVision, Inc. and Cedara Software Corp., as amended by that certain First Amendment dated January 18, 2011	10	000-54575	10.20	March 15, 2012

10.17†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	8-K	000-54575	10.1	June 26, 2012

10.18†	Third Amendment to the Master Services and Licensing Agreement, dated as of July 28, 2013, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	10-Q	000-54575	10.56	August 14, 2013

10.19	License and Collaboration Agreement, dated April 25, 2017, by and between MRI Interventions, Inc. and Acoustic Medsystems, Inc.	10-Q	001-34822	10.1	May 9, 2017

10.20†	License and Collaboration Agreement, dated as of October 16, 2018, by and between MRI Interventions, Inc. and Clinical Laserthermia Systems AB	10-Q	001-34822	10.2	November 13, 2018

10.21†	Distribution Agreement, dated as of October 16, 2018, by and between MRI Interventions, Inc. and Clinical Laserthermia Systems AB	10-Q	001-34822	10.3	November 13, 2018

10.22	Lease Agreement, dated as of April 21, 2008, by and between Shaw Investment Company, LLC and Surgi-Vision, Inc., as amended by that certain Amendment to Lease dated January 20, 2011, as further amended by that certain Amendment to Lease dated March 26, 2012	10-Q	000-54575	10.27	May 11, 2012

10.23	Second Amendment to Lease Agreement dated as of February 24, 2015, by and between Shaw Investment Company, LLC and MRI Interventions, Inc.	10-K	000-54575	10.24	March 17, 2015

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.24	Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of May 11, 2018, by and between MRI Interventions, Inc. and Shaw Investment Company, LLC	10-Q	001-34822	10.1	August 14, 2018

10.25	Form of Registration Rights Agreement by and between the Company and the investors party thereto with respect to the May 2017 private offering	8-K	001-34822	10.2	May 25, 2017

10.26+	2010 Incentive Compensation Plan	10	000-54575	10.4	December 28, 2011

10.27+	2010 Non-Qualified Stock Option Plan	10	000-54575	10.5	December 28, 2011

10.28+	MRI Interventions, Inc. 2012 Incentive Compensation Plan	10	000-54575	10.34	February 9, 2012

10.29+	MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan	Schedule 14A	000-54575	B	April 17, 2015

10.30+	Second Amended and Restated 2013 Incentive Compensation Plan	Schedule 14A	001-34822	A	September 5, 2017

10.31+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Incentive Stock Option Agreement	10-Q	000-54575	10.53	August 14, 2013

10.32+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	10-Q	000-54575	10.54	August 14, 2013

10.33+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	10-Q	000-54575	10.55	August 14, 2013

10.34+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Restricted Share Award Agreement	10-Q	001-34822	10.2	August 12, 2019

10.35+	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.41	March 28, 2014

10.36+	MRI Interventions, Inc. Non-Employee Director Compensation Plan, as amended and restated by the Board of Directors of MRI Interventions, Inc. on December 12, 2017	8-K	001-34822	10.1	December 14, 2017

10.37+	Form of Indemnification Agreement	10	000-54575	10.8	December 28, 2011

10.38+	Employment Agreement, dated as of June 19, 2012, by and between Peter G. Piferi and MRI Interventions, Inc.	8-K	000-54575	10.2	June 21, 2012

10.39+	Employment Offer Letter between MRI Interventions, Inc. and Harold A. Hurwitz	10-Q	000-54575	10.1	May 7, 2015

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.40+	Non-Competition Agreement between Harold A. Hurwitz and MRI Interventions, Inc.	10-Q	000-54575	10.2	May 7, 2015

10.41+	Non-Disclosure and Proprietary Rights Agreement between Harold A. Hurwitz and MRI Interventions, Inc.	10-Q	000-54575	10.3	May 7, 2015

10.42+	Second Amended and Restated Key Personnel Incentive Program	10-Q	000-54575	10.3	August 14, 2013

10.43+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.31	August 14, 2013

10.44+	Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.32	August 14, 2013

10.45+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Parag V. Karmarkar	10-Q	000-54575	10.33	August 14, 2013

10.46+	SurgiVision, Inc. Cardiac EP Business Participation Plan	10	000-54575	10.29	December 28, 2011

10.47+	Cardiac EP Business Participation Plan Award Agreement, dated June 3, 2010, by and between SurgiVision, Inc. and Nassir F. Marrouche	10	000-54575	10.30	December 28, 2011

10.48+	Non-Qualified Stock Option Agreement, effective as of November 10, 2012, granted by MRI Interventions, Inc. to Robert C. Korn	S-8	333-191908	99.3	October 25, 2013

10.49+	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Parag Karmarkar	10-K	000-54575	10.56	March 28, 2014

10.50+	Non-Qualified Stock Option Agreement, effective as of December 5, 2013, granted by MRI Interventions, Inc. to Paul A. Bottomley	10-K	000-54575	10.57	March 28, 2014

10.51+	Non-Qualified Stock Option Agreement, effective as of October 6, 2014, granted by MRI Interventions, Inc. to Francis P. Grillo	S-1	333-201471	10.63	January 13, 2015

10.52+	Non-Qualified Stock Option Agreement, effective as of November 10, 2014, granted by MRI Interventions, Inc. to Robert C. Korn	S-1	333-201471	10.64	January 13, 2015

10.53+	Non-Qualified Stock Option Agreement, effective as of December 1, 2014, granted by MRI Interventions, Inc. to Wendelin C. Maners	S-1	333-201471	10.65	January 13, 2015

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.54+	Non-Qualified Stock Option Agreement, effective as of March 30, 2015 granted by MRI Interventions, Inc. to Harold A. Hurwitz	10-Q	000-54575	10.1	August 10, 2015

10.55+	Employment Agreement, dated as of October 6, 2017, by and between MRI Interventions, Inc. and Joseph Michael Burnett	8-K	001-34822	10.2	October 10, 2017

10.56	Form of Securities Purchase Agreement, dated as of May 9, 2019, by and among MRI Interventions, Inc. and each purchaser identified on the signature pages thereto	8-K	001-34822	10.1	May 9, 2019

10.57	Securities Purchase Agreement, dated January 11, 2020, by and among MRI Interventions, Inc., each investor identified on the signature pages thereto, and Petrichor Opportunities Fund I LP, as collateral agent.	8-K	001-34822	10.1	January 13, 2020

10.58	First OmnibusAmendment to Securities Purchase Agreement and Senior Secured Promissory Notes, dated January 29, 2020, by and among MRI Interventions, Inc., PTC Therapeutics, Inc., and Petrichor Opportunities Fund I LP	8-K	001-34822	10.2	January 29, 2020

10.59	Security Agreement, dated January 29, 2020, by and between MRI Interventions, Inc. and Petrichor Opportunities Fund I LP, in its capacity as collateral agent	8-K	001-34822	10.3	January 29, 2020

10.60	Board Observer Agreement, dated January 29, 2020, by and between MRI Interventions, Inc. and Petrichor Opportunities Fund I LP	8-K	001-34822	10.4	January 29, 2020

10.61	Third Amended and Restated 2013 Incentive Compensation Plan	DEF14A	001-34822	Appendix A	April 20, 2020

10.62	Transition Agreement, dated as of September 14, 2020, by and between the Company and Harold A. Hurwitz	8-K	001-34822	10.1	September 14, 2020

10.63+	Employment Agreement, dated as of September 14, 2020, by and between the Company and Danilo D’Alessandro	8-K	001-34822	10.2	September 14, 2020

10.64	Second Omnibus Amendment to the Securities Purchase Agreement and Senior Secured Convertible Notes, dated December 29, 2020, by and among ClearPoint Neuro, Inc., each investor identified on the signature pages thereto, and Petrichor Opportunities Fund I LP, as collateral agent.	8-K	001-34822	10.1	December 29, 2020

21*	Subsidiaries of MRI Interventions, Inc.

23.1*	Consent of Cherry Bekaert LLP

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
24.1*	Power of Attorney (included on the signature pages hereto)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

*	Filed herewith.
+	Indicates management contract or compensatory plan.
++	This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARPOINT NEURO, INC.

Date: March 22, 2021	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Joseph M. Burnett and Danilo D’Alessandro, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Burnett	President, Chief Executive Officer, and Director	March 22, 2021
Joseph M. Burnett	(Principal Executive Officer)

/s/ Danilo D’Alessandro	Chief Financial Officer	March 22, 2021
Danilo D’Alessandro	(Principal Financial Officer and Principal Accounting Officer)

/s/ R. John Fletcher	Chairman and Director	March 22, 2021
R. John Fletcher

/s/ Pascal E.R. Girin	Director	March 22, 2021
Pascal E.R. Girin

/s/ B. Kristine Johnson	Director	March 22, 2021
B. Kristine Johnson

/s/ Matthew B. Klein	Director	March 22, 2021
Matthew B. Klein

/s/ Timothy T. Richards	Director	March 22, 2021
Timothy T. Richards

/s/ John N. Spencer, Jr.	Director	March 22, 2021
John N. Spencer, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ClearPoint Neuro, Inc.

Irvine, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ClearPoint Neuro, Inc. (formerly, MRI Interventions, Inc.) (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

The Company had $4,039,516 in service and other revenues for the year ended December 31, 2020. Service and other revenues relate to revenue derived from: 1) service, installation, training, and shipping related to ClearPoint capital equipment and software; and 2) clinical case support revenues in connection with customer-sponsored clinical trials. As disclosed in Note 2 to the financial statements, the Company recognizes revenue when control of the Company’s products and services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services in a process that involves identifying the contract with the customer, determining the performance obligation in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied.

Due to the nature of the Company's contracts including multiple performance obligations, management exercises significant judgment in the following areas in determining appropriate revenue recognition:

•	Determination of which products and services are considered distinct performance obligations that should be accounted for separately or combined;

•	Determination of stand-alone selling prices for each performance obligation;

•	Estimation of contract transaction price and allocation of the transaction price to the performance obligations; and

•	The pattern of delivery for each distinct performance obligation.

As a result, a high degree of auditor judgment was required in performing audit procedures to evaluate the reasonableness of management’s judgments. Changes in these judgments can have a material effect on the amount of revenue recognized on these contracts.

How the Critical Audit Matter Was Addressed In the Audit

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over service and other revenue as discussed above, including the determination of the revenue streams over which those procedures were performed. Our audit procedures included the following for service and other revenue:

•	Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition processes.

•	Analyzed the significant assumptions and estimates made by management as discussed above.

•	Assessed the recorded revenue by selecting a sample of transactions, analyzing the related contract, testing management’s identification of distinct performance obligations, and comparing the amounts recognized for consistency with underlying documentation.

We have served as the Company’s auditor since 2008.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 22, 2021

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Consolidated Balance Sheets

(Dollars in thousands, except for per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$20,099	$5,696
Accounts receivable, net	1,881	1,090
Inventory, net	3,238	3,240
Prepaid expenses and other current assets	244	358
Total current assets	25,462	10,384
Property and equipment, net	319	447
Operating lease rights of use	2,736	374
Software license inventory	589	504
Licensing rights	353	—
Other assets	59	218
Total assets	$29,518	$11,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$300	$966
Accrued compensation	1,595	1,408
Other accrued liabilities	349	328
Operating lease liabilities, current portion	394	114
Deferred product and service revenues	562	1,017
Total current liabilities	3,200	3,833

Accrued interest	—	960
Operating lease liabilities, net of current portion	2,446	277
Deferred product and service revenues, net of current portion	215	198
2020 senior secured convertible notes payable, net	21,280	—
2010 secured notes payable, net	—	2,073
Total liabilities	27,141	7,341
Commitments and contingencies (Notes 7 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized at December 31, 2020 and 2019; none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized at December 31, 2020 and 2019; 17,047,584 and 15,235,308 shares issued and outstanding at December 31, 2020 and 2019, respectively	170	152
Additional paid-in capital	121,729	117,174
Accumulated deficit	(119,522)	(112,740)
Total stockholders’ equity	2,377	4,586
Total liabilities and stockholders’ equity	$29,518	$11,927

See notes to Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Consolidated Statements of Operations

(Dollars in thousands, except for per share data)

	Years Ended December 31,
	2020	2019

Revenues:
Product revenues	$8,789	$9,796
Service and other revenues	4,040	1,421
Total revenues	12,829	11,217
Cost of revenues	3,709	3,942
Research and development costs	4,686	2,810
Sales and marketing expenses	5,384	4,756
General and administrative expenses	5,270	4,303
Operating loss	(6,220)	(4,594)
Other income (expense):
Other income, net	882	9
Interest expense, net	(1,444)	(955)
Net loss	$(6,782)	$(5,540)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.43)	$(0.42)
Weighted average shares outstanding:
Basic and diluted	15,849,667	13,155,163

See notes to consolidated financial statements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020 and 2019

(Dollars in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2019	11,018,364	$110	$108,600	$(107,200)	$1,510
Cumulative adjustment for adoption of new accounting standard	—	—	—	—	—
Issuances of common stock:
Share-based compensation	194,694	2	797	—	799
Warrant and option exercises	1,595,795	16	373	—	389
May 2019 private placement, net of offering costs of $94,162	2,426,455	24	7,404	—	7,428
Net loss for the year	—	—	—	(5,540)	(5,540)
Balances, December 31, 2019	15,235,308	152	117,174	(112,740)	4,586
2020 senior secured convertible note beneficial conversion feature	—	—	3,107	—	3,107
Issuances of common stock:
Share-based compensation	267,608	3	1,087	—	1,090
Warrant and option exercises	1,544,668	15	361	—	376
Net loss for the year	—			(6,782)	(6,782)
Balances, December 31, 2020	17,047,584	$170	$121,729	$(119,522)	$2,377

See notes to consolidated financial statements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(6,782)	$(5,540)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	334	144
Share-based compensation	1,090	799
Payment-in-kind interest	3	—
Forgiveness of PPP loan	(896)	—
Amortization of debt issuance costs and original issue discounts	890	729
Amortization of lease right of use assets, net of accretion in lease liabilities	216	107
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(791)	144
Inventory	(25)	(1,025)
Prepaid expenses and other current assets	113	(144)
Other assets	25	15
Accounts payable and accrued expenses	(459)	1,166
Accrued interest	(960)	—
Lease liability	(128)	(109
Deferred revenue	(437)	864
Net cash flows from operating activities	(7,807)	(2,850)
Cash flows from investing activities:
Purchases of property and equipment	(41)	(10)
Acquisition of licensing rights	(441)	(150)
Net cash flows from investing activities	(482)	(160)
Cash flows from financing activities:
Proceeds from issuance of 2020 senior secured convertible notes, net of financing costs and discount	24,258	—
Prepayment of offering costs in connection with issuance of 2020 senior secured convertible notes	—	(75)
Proceeds from private offering, net of offering costs	—	7,428
Proceeds from issuance of Paycheck Protection Program loan	896	—
Proceeds from stock option and warrant exercises	376	389
Repayment of notes payable	(2,838)	(2,137)
Net cash flows from financing activities	22,692	5,605
Net change in cash and cash equivalents	14,403	2,595
Cash and cash equivalents, beginning of year	5,696	3,101
Cash and cash equivalents, end of year	$20,099	$5,696

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$—
Interest	$1,578	$317

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Consolidated Statements of Cash Flows

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

●	As discussed in Note 6, upon issuance of a senior secured convertible note payable in December 2020, the Company recorded a discount on the note and a corresponding amount to additional paid-in capital, each in the amount of approximately $3.1 million, representing the value of the deemed beneficial conversion feature embedded in the note.

●	As discussed in Note 7, in December 2020, the Company entered into a lease for additional office space. In connection with the new lease, the Company recorded increases to operating lease rights of use and operating lease liabilities, each in the amount of approximately $2.6 million.

●	During the year ended December 31, 2020, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $0.1 million from loaned systems, which are included in property and equipment in the accompanying consolidated balance sheets, to inventory. During the year ended December 31, 2019, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $0.2 million from inventory to loaned systems.

●	On January 1, 2019, the Company adopted the provisions of Topic 842 within the Accounting Standards Codification, which resulted in the establishment of operating lease right-of-use assets and operating lease liabilities, each in the aggregate amount of $0.5 million.

See notes to consolidated financial statements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

1.	Description of the Business and Financial Condition

ClearPoint Neuro, Inc. (the “Company”) is a medical device company focused on the development and commercialization of technology that enables physicians to see inside the brain using direct, intra-procedural magnetic resonance imaging (“MRI”) guidance while performing minimally invasive surgical procedures. The Company was incorporated in the state of Delaware in March 1998. The Company’s principal executive office and principal operations are located in Irvine, California. The Company established ClearPoint Neuro (Canada) Inc., a wholly owned subsidiary incorporated in Canada, in August 2013, primarily for the purpose of performing software development, and established ClearPoint Neuro U.K. Ltd, a wholly owned subsidiary incorporated in the United Kingdom, in October 2020, primarily for the purpose of employing the Company’s clinical services representatives serving the Company’s customers in the United Kingdom and EU. The activities of both subsidiaries are reflected in these consolidated financial statements.

The Company’s ClearPoint system, an integrated system comprised of capital equipment and disposable products, is designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. The Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2010 to market the ClearPoint system in the United States for general neurosurgical interventional procedures.

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

COVID-19

On March 11, 2020, the World Health Organization characterized the spread of a novel strain of coronavirus (“COVID-19”) as a global pandemic, and on March 13, 2020, the President of the United States proclaimed that the COVID-19 outbreak in the United States constituted a national emergency. Continued widespread infection in the United States is a possibility. Extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, have led to reduced economic activity, including the postponement or cancellation of elective surgical procedures, which historically have represented approximately 80% of the number of surgical procedures using the Company’s ClearPoint system. Furthermore, the recessionary conditions on the global economy caused by the COVID-19 pandemic could have a material adverse effect on the Company’s business, as hospitals postpone or reduce capital purchases and overall spending. Although most segments of the United States economy have reopened, the effects of the COVID-19 pandemic remain intense in many areas of the country, and many public health experts continue to anticipate future surges of COVID-19 in 2021. Accordingly, reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations, including the postponement or cancellation of elective surgeries, remains a possibility. The continuing uncertainty as to whether the federal government will address the resulting fiscal condition in both the near and long-term with measures such as additional fiscal stimulus, as well as other geopolitical issues relating to the global economic slowdown, has increased domestic and global instability. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States.

Liquidity

The Company has incurred net losses since its inception which has resulted in a cumulative deficit at December 31, 2020 of approximately $120 million. In addition, the Company’s use of cash from operations amounted to $7.8 million for the year ended December 31, 2020. Since inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable and license arrangements.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

As discussed in Note 8, in May 2019, the Company entered into a Securities Purchase Agreement with certain accredited investors under which such investors purchased 2,426,455 shares of the Company’s common stock at $3.10 per share (the “2019 PIPE”), resulting in proceeds of approximately $7.5 million, before deducting offering expenses aggregating approximately $0.1 million.

In January 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with two investors (the “2020 Convertible Noteholders”) under which the Company issued an aggregate principal amount of $17.5 million of floating rate secured convertible notes (the “First Closing Notes”), resulting in proceeds, net of financing costs paid and payable, and a commitment fee paid to one of the 2020 Convertible Noteholders, of approximately $16.8 million. From the net proceeds received from the issuance of the First Closing Notes, which have a five-year term, the Company repaid and retired the 2010 Junior Secured Notes Payable (the “2010 Secured Notes”) that otherwise would have matured in October and November 2020.

The SPA also gave the Company the right, but not the obligation, to request one of the 2020 Noteholders to purchase an additional $5.0 million in principal amount of a note (the “Second Closing Note”, and, together with the First Closing Note, the “2020 Secured Notes”). On December 29, 2020, under the terms of an amendment to the SPA which, among other provisions, increased the principal amount of the Second Closing Note, the Company issued the Second Closing Note to the 2020 Convertible Noteholder in the principal amount of $7.5 million.

In April 2020, the Company received $0.9 million in proceeds through a loan funded under the Payroll Protection Program as part of the CARES Act (the “PPP Loan”). In November 2020, the Company was notified by the U.S. Small Business Administration that the loan had been forgiven under the provision of the CARES Act.

Additional information with respect to the 2020 Secured Notes and the PPP Loan is found in Note 6.

As discussed in Note 11, on February 23, 2021, the Company completed a public offering of 2,127,660 shares of its common stock. Net proceeds from the offering were approximately $46.8 million after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company.

Based on the foregoing, in management’s opinion, cash and cash equivalent balances at December 31, 2020, are sufficient to support the Company’s operations and meet its obligations for at least the next twelve months.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

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

Intangible Assets

In 2020 and 2019, the Company entered into certain license agreements that provide rights to the Company for the development and commercialization of products in the functional neurosurgery field. Under the terms of those certain license agreements, the Company paid an aggregate $0.6 million to the licensors upon execution of the license agreements for access to the underlying technologies and will make future payments based on the achievement of regulatory and commercialization milestones as defined in the license agreements. In the fourth quarter of 2020, the Company determined that the technology underlying the licensing rights acquired in 2019 was unlikely to be of future benefit. As a result, the Company recorded an impairment charge of $0.1 million, representing the unamortized balance of its investment in the licensing rights, which is included in amortization and depreciation in the accompanying 2020 consolidated statement of operations.

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

Revenue Recognition

The Company’s revenues are comprised primarily of: (1) product revenues resulting from the sale of functional neurosurgery, navigation, therapy, and biologics and drug delivery disposable products; (2) product revenues resulting from the sale of ClearPoint capital equipment and software; (3) revenues resulting from the service, installation, training and shipping related to ClearPoint capital equipment and software; and (4) clinical case support revenues in connection with customer-sponsored clinical trials. The Company recognizes revenue when control of the Company’s products and services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services, in a process that involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. When a contract calls for the satisfaction of multiple performance obligations for a single contract price, the Company allocates the contract price among the performance obligations based on the relative stand-alone prices for each such performance obligation customarily charged by the Company. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

Lines of Business; Timing of Revenue Recognition

●	Functional neurosurgery navigation product, biologics and drug delivery systems product, and therapy product sales: Revenues from the sale of functional neurosurgery navigation products (consisting of disposable products sold commercially and related to cases utilizing the Company’s ClearPoint system), biologics and drug delivery systems (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing the ClearPoint system), and therapy products (consisting primarily of disposable laser-related products used in non-neurosurgical procedures) are generally based on customer purchase orders, the predominance of which require delivery within one week of the order having been placed, and are recognized at the point in time of delivery to the customer, which is the point at which legal title, and risks and rewards of ownership, along with physical possession, transfer to the customer.

●	Capital equipment and software sales

o	Capital equipment sales preceded by evaluation periods: The predominance of capital equipment and software sales (consisting of integrated computer hardware and software that are integral components of the Company’s ClearPoint system) are preceded by customer evaluation periods of generally 90 days. During these evaluation periods, installation of, and training of customer personnel on, the systems have been completed and the systems have been in operation. Accordingly, revenue from capital equipment and software sales following such evaluation periods is recognized at the point in time that the Company is in receipt of an executed purchase agreement or purchase order.
o	Capital equipment sales not preceded by evaluation periods: Revenue from sales of capital equipment and software not having been preceded by an evaluation period is recognized at the point in time that the equipment has been delivered to the customer.

For both types of capital equipment and software sales described above, the Company’s determination of the point in time at which to recognize revenue represents that point at which the customer has legal title, physical possession, and the risks and rewards of ownership, and the Company has a present right to payment.

●	Therapy services: The Company recognizes revenue from such services at the point in time the service obligation has been satisfied.

●	Biologics and drug delivery services

o	Outsourced technical clinical support of cases performed pursuant to customer-sponsored clinical trials:

•	Service Access Fees: For contracts in which the Company receives a periodic fixed fee, irrespective of the number of cases attended by Company personnel during such periods, revenue is recognized ratably over the period covered by such fees. A time-elapsed output method is used for such fees because the Company transfers control evenly by providing a stand-ready service.
•	Procedure-Based Fees: The Company recognizes revenue at the point in time a case is attended by Company personnel.

●	Capital equipment-related services

o	Equipment service: Revenue from service of ClearPoint capital equipment previously sold to customers is based on agreements with terms ranging from one to three years and revenue is recognized ratably on a monthly basis over the term of the service agreement. A time-elapsed output method is used for service revenues because the Company transfers control evenly by providing a stand-ready service.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

o	Installation, training and shipping: Consistent with the Company’s recognition of revenue for capital equipment and software sales as described above, fees for installation, training and shipping in connection with sales of capital equipment and software that have been preceded by customer evaluation periods are recognized as revenue at the point in time the Company is in receipt of an executed purchase order for the equipment and software. Installation, training and shipping fees related to capital equipment and software sales not having been preceded by an evaluation period are recognized as revenue at the point in time that the related services are performed.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Such assets and liabilities are measured using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

Net Loss Per Share

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding common stock options and warrants as described in Note 8, and the potential dilution of the 2020 Secured Notes and the Second Closing Note as described in Note 6, would be anti-dilutive.

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

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

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

Fair Value Determination of Share-Based Transactions

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “CLPT.” Quoted closing stock prices are used as a key input in determining the fair value for share-based transactions. For the period from December 9, 2019 until the Company’s corporate name change and stock trading symbol change on February 12, 2020 (see Note 1), the Company’s common stock was traded on the Nasdaq Capital Market under the symbol “MRIC.” For the period from July 3, 2019 through December 8, 2019, the Company’s common stock was traded on the NYSE American LLC, and prior to July 3, 2019, the Company’s common stock was traded in the over-the-counter market and was quoted on the OTCQB Marketplace and the OTC Bulletin Board under the symbol “MRIC.”

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds substantially all its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At December 31, 2020, the Company had approximately $14.8 million in bank balances that were in excess of the insured limits.

At December 31, 2020, one customer accounted for 11% of accounts receivable, and at December 31, 2019, one customer accounted for 12% of accounts receivable.

During the year ended December 31, 2020, one customer, a related party as described in Note 3, accounted for 28% of total revenue.

Prior to granting credit, the Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts as of each of December 31, 2020 and 2019 was less than $0.1 million.

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

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (the “ASU”). The ASU amends prior authoritative literature to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, “Derivatives and Hedging”, or that do not result in substantial premiums accounted for as paid-in-capital, the embedded conversion features no longer are separated from the host contract. The Company has determined that the conversion feature embedded in the Second Closing Note (see Note 6) is within the scope of the ASU. Accordingly, upon adoption of the ASU, the discount recorded in association with the Second Closing Note, the corresponding amount recorded in additional paid-in capital amounting to approximately $3.1 million at the date of issuance of the Second Closing Note, and the accumulated amortization of the discount which will have been charged to interest expense during the period between the date of issuance of the Second Closing Note and the date of adoption of the ASU, will be reversed.

The ASU is effective for public business entities, other than smaller reporting companies, as defined by the Securities and Exchange Commission, for fiscal years beginning after December 15, 2021. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Adoption is allowed under either the modified or fully retrospective method of transition. The Company, which is a smaller reporting company as of December 31, 2020, is evaluating both the timing and the method in which to adopt the ASU.

Reclassifications

The accompanying consolidated statement of operations for the year ended December 31, 2020 contains certain items formerly classified as service revenue that that have been reclassified to product revenue, and certain items formerly classified as general and administrative expenses, research and development expenses, and sales and marketing expenses that have been reclassified to cost of revenues. The accompanying consolidated statement of operations for the year ended December 31, 2019 has been conformed to the 2020 presentation.

3.	Revenue Recognition

Revenue by Service Line

	Years Ended December 31,
(in thousands)	2020	2019
Functional neurosurgery navigation and therapy
Disposable products	$6,271	$6,918
Services	25	225
Subtotal – Functional neurosurgery navigation and therapy	6,296	7,143
Biologics and drug delivery
Disposable products	1,468	1,522
Services	3,575	890
Subtotal – biologics and drug delivery revenue	5,043	2,412
Capital equipment and software
Systems and software products	1,050	1,356
Services	440	306
Subtotal – capital equipment and software revenue	1,490	1,662
Total revenue	$12,829	$11,217

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

Contract Balances

●	Contract assets – Substantially all the Company’s contracts with customers are based on customer-issued purchase orders for distinct products or services. Customers are billed upon delivery of such products or services, and the related contract assets comprise the accounts receivable balances included in the accompanying consolidated balance sheets.

●	Contract liabilities – The Company generally bills and collects capital equipment and software-related service fees at the inception of the service agreements, which have terms ranging from one to three years. The unearned portion of such service fees are classified as deferred revenue.

During the year ended December 31, 2020, the Company recognized capital equipment and software-related service revenue of approximately $0.5 million which was previously included in deferred revenue in the accompanying consolidated balance sheet at December 31, 2019.

In September 2019, the Company entered into a Development Services Agreement with a customer under which the Company was entitled to bill the customer for an upfront payment of $0.13 million, of which approximately $0.05 million and $0.10 million are included in deferred revenue in the accompanying December 31, 2020 and 2019 consolidated balance sheets, respectively.

Also, in September 2019, the Company entered into a Letter of Intent, followed by a related Statement of Work (together with the Letter of Intent, the “Project Documents”) in November 2019, with a customer which is a stockholder (and, commencing in 2020, a noteholder, as described in Note 6) and whose then Chief Operating Officer was a member of the Company’s Board of Directors (and was subsequently replaced with the customer’s Chief Development Officer), to commence a product development project. Under the terms of the Project Documents, the Company was entitled to bill the customer for: (a) an upfront, nonrefundable payment of $0.5 million; and (b) quarterly service fees of $0.5 million commencing in the fourth quarter of 2019. In February 2020, the Company entered into a Supply Agreement and a Statement of Work (the “European SOW”) with a European affiliate of the customer. Under the terms of the European SOW, the Company was entitled to bill the customer on a quarterly basis, commencing in the first quarter of 2020, for service fees of $0.25 million. During 2020, the clinical trials contemplated by the Project Documents and the European SOW were delayed as a result of the COVID-19 pandemic. As a result, the Company agreed to reduce such quarterly service fees by an aggregate of $0.25 million through September 30, 2020. In November 2020, the Company entered into an addendum to the Project Documents and the European SOW that, among other provisions, set the customer’s aggregate at $0.7 million per quarter, effective October 1, 2020. The Company recognizes as revenue each of the upfront payments described in this paragraph in proportional relationship to the transaction prices of the performance obligations contained in the related agreements and recognizes as revenue the quarterly service fees described in this paragraph as stand-by services beginning in the quarter such services commenced. Based on the foregoing: (a) the Company recognized revenue of approximately $3.5 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively; (b) accounts receivable from the customer amounted to approximately $0.1 million at each of December 31, 2020 and 2019; and (c) approximately $0.1 million and $0.6 million of the aggregate amount of all the payments described in this paragraph were included in deferred revenue in the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively.

The Company offers an upgraded version of its software at no additional charge to customers purchasing a three-year systems service agreement. The transaction prices of the software and the service agreement were determined through an allocation of the service agreement price based on the standalone prices of the software and the service agreements customarily charged by the Company. The transaction price of the software was recognized as revenue upon its installation and comprised approximately $0.1 million and $0.2 million of unbilled accounts receivable at December 31, 2020 and 2019, respectively.

Remaining Performance Obligations

The Company’s contracts with customers, other than capital equipment and software-related service agreements discussed below, are predominantly for terms of less than one year. Accordingly, the transaction price of remaining performance obligations related to such contracts at December 31, 2020 are not material.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

Revenue with respect to remaining performance obligations related to capital equipment and software-related service agreements with original terms in excess of one year and the upfront payments discussed under the heading “Contract Balances” above amounted to approximately $0.5 million at December 31, 2020. The Company expects to recognize this revenue within the next three years.

4.	Inventory

Inventory consists of the following as of December 31:

(in thousands)	2020	2019
Raw materials and work in process	$1,485	$1,495
Software licenses	193	332
Finished goods	1,560	1,413
Inventory included in current assets	3,238	3,240
Software licenses – non-current	589	504
	$3,827	$3,744

5.	Property and Equipment

Property and equipment consist of the following as of December 31:

(in thousands)	2020	2019
Equipment	$1,173	$1,195
Furniture and fixtures	112	112
Leasehold improvements	201	201
Computer equipment and software	150	148
Loaned systems	503	585
	2,139	2,241
Less accumulated depreciation and amortization	(1,820)	(1,794)
Total property and equipment, net	$319	$447

Depreciation and amortization expense related to property and equipment for each of the years ended December 31, 2020 and 2019 was $0.1 million. Loaned systems are ClearPoint systems that are in operation at customer sites on an evaluation basis.

6.	Notes Payable

2020 Secured Notes

On January 29, 2020 (the “Closing Date”), the Company completed a financing transaction (the “2020 Financing Transaction”) with the 2020 Convertible Noteholders whereby the Company issued an aggregate principal amount of $17,500,000 of the First Closing Notes pursuant to the SPA dated January 11, 2020. Unless earlier converted or redeemed, the First Closing Notes will mature on the fifth anniversary of the Closing Date, and bear interest at a rate equal to the sum of (i) the greater of (a) the three (3)-month London Interbank Offered Rate (“LIBOR”) and (b) two percent (2%), plus (ii) a margin of 2% on the outstanding balance of the First Closing Notes, payable quarterly on the first business day of each calendar quarter. The First Closing Notes may not be pre-paid without the consent of the noteholder, provided that the Company must offer to pre-pay such other noteholder on the same terms and conditions.

At the Closing Date, the SPA gave the Company the right, but not the obligation, to request, at any time on or prior to January 11, 2022, that one of the 2020 Convertible Noteholders purchase an additional $5,000,000 in aggregate principal amount of the Second Closing Note and an additional $10,000,000 in aggregate principal amount of the Third Closing Note (as defined in the SPA; together, with the Second Closing Note, the “Additional Closing Notes”), provided that such 2020 Convertible Noteholder has the right, but not the obligation, to purchase such notes. The Additional Closing Notes would also mature on the fifth anniversary of the Closing Date.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

On December 29, 2020, the Company and the 2020 Convertible Noteholders entered into an amendment to the SPA (the “Amendment”), the terms of which, among other provisions, provided for: (a) an increase in the principal amount of the Second Closing Note to $7.5 million; (b) a revision of the interest rate to be borne by the Second Closing Note to consist of: (i) cash interest of 2% per annum, payable quarterly; and (ii) payment-in-kind interest of 5% per annum, accruable quarterly as an addition to the unpaid principal balance of the Second Closing Note; and (c) an increase in the conversion price of notes issued under the terms of the SPA, as amended, to $10.14, such conversion subject to certain adjustments set forth in the SPA. Upon execution of the Amendment, the Company issued the Second Closing Note.

The aggregate carrying amount of the First Closing Notes in the accompanying December 31, 2020 consolidated balance sheet is presented net of: (a) financing costs, comprised of commissions and legal expenses, having an unamortized balance of approximately $0.4 million; and (b) a discount, comprised of a commitment fee paid to one of the 2020 Convertible Noteholders, having an unamortized balance amounting to approximately $0.2 million at that date. The unamortized balance of the financing costs and the discount are charged to interest expense over the term of the First Closing Notes under the effective interest method.

The carrying amount of the Second Closing Note in the accompanying December 31, 2020 consolidated balance sheet is presented net of a discount, amounting to approximately $3.1 million at December 31, 2020, and representing the value of the deemed beneficial conversion feature embedded in the Second Closing Note. Under GAAP, such conversion feature is deemed to be beneficial when the conversion price, discussed above, is lower than the closing price per share of the Company’s common stock, which was $14.34 on the date of issuance of the Second Closing Note. In such instances, the resulting discount is calculated as the product of (i) the number of shares into which the Second Closing Note can be converted, multiplied by (ii) the difference between the closing price per share and the conversion price. Upon recordation of the discount, a corresponding amount was added to additional paid-in capital. The unamortized balance of the discount is charged to interest expense over the term of the Second Closing Note under the effective interest method.

Under the terms of the SPA, as amended, the Company retains the right, but not the obligation, to request the 2020 Convertible Noteholder to purchase the Third Closing Note, and the 2020 Convertible Noteholder has the right, but not the obligation, to purchase such note. As of December 31, 2020, the Company had not made such a request.

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

On January 27, 2020, as a condition to completion of the 2020 Financing Transaction, the Company entered into the Fourth Omnibus Amendment to the 2010 Secured Notes, whereby the 2010 Secured Notes were subordinated to the Company’s obligations under the terms of the 2020 Secured Notes and the Additional Convertible Notes, as applicable. During its first fiscal quarter of 2020, the Company repaid in full the aggregate outstanding principal amount of the 2010 Secured Notes, amounting to approximately $2.8 million, which, along with the Company’s payment of accrued interest amounting to approximately $0.9 million, resulted in the full retirement of the 2010 Secured Notes.

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

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

2010 Junior Secured Notes Payable

As discussed above, the Company repaid in full the aggregate principal amount outstanding of the 2010 Secured Notes which, together with the Company’s payment of the related accrued interest, resulted in the retirement of the 2010 Secured Notes.

The Company’s then-chairman of the board of directors and one of the Company’s officers held 2010 Secured Notes, which they purchased at the date of original issuance having an aggregate principal balance of $0.2 million.

PPP Loan Payable

In April 2020, the Company received $0.9 million in proceeds through an unsecured loan funded under the Payroll Protection Program as part of the CARES Act, which was enacted by the U.S. Congress in response to the COVID-19 pandemic. In November 2020, prior to the otherwise scheduled payments under the terms of the loan, the Company was notified by the U.S. Small Business Administration that the loan had been forgiven under the provisions of the CARES Act. The gain realized from such forgiveness is included in other income in the accompanying consolidated statement of operations for the year ended December 31, 2020.

Scheduled Notes Payable Maturities.

Scheduled principal payments as of December 31, 2020 with respect to notes payable are summarized as follows:

Years ending December 31,	(in thousands)
2025	$25,003
Total scheduled principal payments	25,003
Less unamortized discounts and financing costs	(3,723)
$21,280

7.	Leases

The Company leases office space in Irvine, California that houses its headquarters and manufacturing facility under a non-cancellable operating lease. The lease term commenced on October 1, 2018 and expires in September 2023. The Company has the option to renew the lease for two additional periods of five years each. The Company also leases office space in Solana Beach, California that houses certain management and research and development personnel. The lease term commenced on December 15, 2020, is set to expire on December 31, 2026, and is renewable for an additional five-year period, at the Company’s option, provided that the Company’s landlord has entered into an extension of its lease for the office space that encompasses the Company’s office space for at least five years. Both office leases are classified as operating leases in conformity with the provisions of Topic 842.

The lease cost, included in general and administrative expense, was $0.2 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

The assumptions used in determining the Solana Beach lease component of the operating lease right of use asset and operating lease liability included in the accompanying December 31, 2020 consolidated balance sheet are as follows:

●	Lease term – Topic 842 provides that the lease term consists of: (a) the non-cancelable period of the lease; and (b) the period covered by the Company option to extend the lease for which the Company is reasonably certain to do so. Based on the foregoing, management determined the lease term to extend to December 2026 for the Solana Beach office lease.

●	Discount rate – Topic 842 provides that the discount rate is the rate implicit in the lease unless that rate cannot be determined, in which case the lessee’s incremental borrowing rate shall be used. Because neither the rate implicit in the lease nor the Company’s incremental borrowing rate were determinable, discount rates were obtained with reference to published U.S. High Yield CCC corporate bond rates at the inception dates of the Solana Beach lease, which was 8.8%.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

As of December 31, 2020, future minimum lease payments are as follows:

Years ending December 31,	(in thousands)
2021	$432
2022	541
2023	542
2024	472
2025	486
Thereafter	500
Total minimum payments	2,973
Less: Discount to present value of lease payments	(133)
Discounted present value of lease payments	$2,840

8.	Stockholders’ Equity

2019 PIPE

On May 9, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (collectively, the “Investors”) for the private placement of 2,426,455 shares of the Company’s common stock at $3.10 per share. The Company received aggregate gross proceeds of approximately $7.5 million, before deducting offering expenses aggregating approximately $0.1 million.

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

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her director fees in shares of the Company’s common stock. Director fees, whether paid in cash or in shares of common stock, are payable quarterly on the last day of each fiscal quarter. The number of shares of common stock issued to directors is determined by dividing the product of: (i)(a) the fees otherwise payable to each director in cash, times (b) the percentage of fees the director elected to receive in shares of common stock, by (ii) the volume weighted average price per share of common stock over the last five trading days of the quarter. During the years ended December 31, 2020 and 2019, 28,039 shares and 29,861 shares, respectively, were issued to directors as payment for director fees, amounting to $0.1 million in each of 2020 and 2019 in lieu of cash.

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

From October 2017 until June 2020, the Company granted share-based awards under the Company’s Second Amended and Restated 2013 Incentive Compensation Plan (the “Second Amended Plan”). On June 2, 2020, the Company’s stockholders approved the Company’s Third Amended and Restated 2013 Incentive Compensation Plan (the “Third Amended Plan” and, together with the Second Amended Plan, the “2013 Plan”), under which 1.0 million shares of the Company’s common stock were made available for future issuances under the 2013 Plan, resulting in a total of 2,956,250 shares of the Company’s common stock being reserved for issuance under the 2013 Plan. Of this amount, stock grants of 662,492 shares have been awarded and option grants, net of options terminated, expired or forfeited, of 1,269,947 shares were outstanding as of December 31, 2020. Accordingly, 1,023,811 shares remained available for grants under the 2013 Plan as of that date.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

Stock option activity under all of the Company’s Plans during the years ended December 31, 2019 and 2020 is summarized below:
	Options Outstanding	Options Exercisable	Range of Exercise Prices		Weighted-average Exercise price per share	Intrinsic Value(1) (in thousands)
Outstanding at January 1, 2019	1,386,396		$1.40	$385.60	$11.09	$11
Exercisable at January 1, 2019		973,498				—
Activity during the year ended December 31, 2019
Granted	256,601		1.65	4.11	3.44	349
Exercised	(3,025)		1.74	2.60	1.89
Cancelled or forfeited	(805)		2.60	385.60	95.37
Outstanding at December 31, 2019	1,639,167		1.40	83.60	9.87	2,892
Exercisable at December 31, 2019		1,293,121				2,245
Activity during the year ended December 31, 2020
Granted	264,268		3.24	5.85	4.34	3,052
Exercised	(30,958)		1.40	5.00	2.47
Cancelled or forfeited	(66,385)		72.00	72.00	72.00
Outstanding at December 31, 2020	1,806,092		$1.40	$83.40	$7.12	$20,760
Exercisable at December 31, 2020		1,511,938				$17,287

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

The per share weighted average grant date fair value of options granted during the years ended December 31, 2020 and 2019 was $2.22 and $1.72, respectively.

A summary of the status of the Company’s nonvested stock options during the years ended December 31, 2020 and 2019 is presented below:

Nonvested Stock Options	Shares	Weighted - Average Per Share Grant Date Fair Value
Nonvested, January 1, 2019	380,283	$1.21
Activity during the year ended December 31, 2019
Granted	256,601	1.72
Exercised	(2,725)	0.93
Forfeited	(580)	42.66
Vested	(287,533)	1.35
Nonvested, December 31, 2019	346,046	1.46
Activity during the year ended December 31, 2020
Granted	264,268	2.22
Exercised	(30,958)	1.23
Forfeited	(60,830)	33.20
Vested	(224,372)	1.50
Nonvested, December 31, 2020	294,154	$2.09

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

The Company records share-based compensation expense on a straight-line basis over the related vesting period. For the years ended December 31, 2020 and 2019, share-based compensation expense was:

Years Ended December 31, (in thousands)
2020	2019
$ 1,090	$ 799

As of December 31, 2020, there was unrecognized compensation expense of approximately $1.6 million related to outstanding stock options and shares of restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years.

The assumptions used in calculating the fair value under the Black-Scholes option-pricing model are as follows:

	Years Ended December 31,
	2020	2019
Dividend yield	0%	0%
Expected Volatility	56.05% - 57.00	52.17% to 52.90%
Risk free Interest rates	0.34% - 0.49%	1.39% to 1.72%
Expected lives (in years)	5.5 to 6.0	5.5 to 6.0

Warrants

Warrants have generally been issued in connection with financing transactions and for terms of up to five years. Common stock warrant activity for the years ended December 31, 2020 and 2019 is as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at January 1, 2019	8,676,481	$4.17
Activity during the year ended December 31, 2019
Exercised	(2,928,681)	2.20
Terminated	(215,533)	35.32
Outstanding at December 31, 2019	5,532,267	4.00
Activity during the year ended December 31, 2020
Exercised	(2,163,042)	2.36
Terminated	(286,238)	18.31
Outstanding at December 31, 2020	3,082,987	$3.82

Information regarding outstanding warrants at December 31, 2020 is as follows (contractual life expressed in years):
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Intrinsic Value (in thousands)(1)

$2.20	1,967,750	1.42	$26,938
5.50	1,004,955	0.67	10,441
16.23	80,490	2.37	—
$21.10	29,792	0.25	—
	3,082,987	1.19	$37,379

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at December 31, 2020 less the warrant exercise price of in-the-money warrants.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

9.	Income Taxes

The Company had no income tax expense for the years ended December 31, 2020 and 2019. Due to uncertainties surrounding the realization of its deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred income tax assets. If it is determined in the future that it is more likely than not that any deferred income tax assets are realizable, the valuation allowance will be reduced by the estimated net realizable amounts. For the years ended December 31, 2020 and 2019, the valuation allowance increased by $0.7 million and $1.3 million, respectively, based on changes in deferred tax assets and liabilities.

The tax effect of temporary differences and net operating losses that give rise to components of deferred income tax assets and liabilities consist of the following:

	As of December 31,
(in thousands)	2020	2019
Deferred income tax assets:
Net operating loss carryforwards	$21,547	$21,063
Share based compensation	2,118	1,985
Accrued expenses	841	779
Other	58	3
	24,564	23,830
Less valuation allowance	(24,459)	(23,745)
Total deferred income tax assets	105	85
Deferred tax liability - depreciation	(105)	(85)
Net deferred tax assets	$—	$—

At December 31, 2020, the Company had cumulative federal and state net operating losses of approximately $90 million and $35 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforward begins expiring in 2021, and the state net operating loss carryforward begins expiring in 2028. It is possible that the Company will not generate taxable income in time to use these net operating loss carryforwards before their expiration. In addition, under Section 382 of the Internal Revenue Code of 1986 (the “Code”), as amended, if a corporation undergoes an “ownership change” (as defined in the Code), the corporation’s ability to use its pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” occurs if there is a cumulative change in a “loss corporation’s” (as defined in the Code) ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period. The Company has not determined whether such an ownership change has occurred. However, given the equity transactions in which the Company has engaged, the Company believes that the use of the net operating losses shown as deferred tax assets will be significantly limited.

Management has evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes and determined the Company has no uncertain tax positions that could have a significant impact on its consolidated financial statements. The Company’s federal income tax return for 2017 and subsequent years remain open for examination.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

10.	Commitments

Licenses

Certain license arrangements require minimum royalty payments. As of December 31, 2020, future minimum payments under these arrangements are as follows:

Years ending December 31,	(in thousands)
2021	$60
2022	60
2023	50
2024	50
2025	50
Thereafter	210
Total minimum payments	$480

Royalty payment amounts may be greater than the minimum required payment amounts based on the negotiated royalty rates. If the Company sublicenses the intellectual property that is licensed from the licensor and the Company receives any royalty payment under, or with respect to, such sublicense, the Company is obligated to pay the licensor an agreed upon percentage of any such payments. Under the terms of these license agreements, the Company is required to reimburse the licensor for costs incurred by the licensor associated with patent filing, prosecution and maintenance. The Company may terminate these license agreements for any reason, upon giving the licensor either 60 or 90 days’ written notice, depending on the agreement.

Under the license agreements described above, the Company incurred royalty expense of less than $0.01 million for each of the years ended December 31, 2020 and 2019.

Technical Service and Training Agreements

The Company is a party to agreements with a university under which the Company may receive technical and training services. Pursuant to the terms of the amended agreements, the Company incurred expense of approximately less than $0.01 million for technical research services during the years ended December 31, 2020 and 2019, respectively.

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

In connection with the development of the Company’s most recent software platform (“ClearPoint version 2.0”), the Company entered into two additional agreements under which it received worldwide, non-exclusive licenses to software code related to certain functional elements of ClearPoint version 2.0, for which the Company is committed to pay royalties for each copy of its ClearPoint version 2.0 system sold, or in certain cases, loaned by to end-users.

Royalties incurred by the Company under the software license agreements described above during each of the years ended December 31, 2020 and 2019 amounted to $0.01 million.

CLEARPOINT NEURO, INC.

(formerly MRI Interventions, Inc.)

Notes to Consolidated Financial Statements

Minimum Purchase Commitments

The Company is party to a license and collaboration agreement, and related distribution agreements, with a third-party under which the parties will collaborate on developing a system that integrates their current stand-alone systems. The agreements subject the Company to minimum purchase commitments for the systems and related disposable products for a minimum of five years following the date the integrated system and related disposable products are commercially available, which has not yet occurred.

Cardiac EP Business Participation Plan

The Company is party to agreements under which it may provide a key product development advisor and consultant with financial rewards in the event that the Company sells its business operations relating to catheter-based MRI-guided cardiac ablation to treat cardiac arrhythmias (“Cardiac EP Operations”). In the event the Company sells its Cardiac EP Operations, whether on a stand-alone basis or as part of the sale of the Company, the participant will receive a payment under the plan equal to: (i) the transaction value paid for or allocated to the Cardiac EP Operations in the sale, multiplied by (ii) the participant’s “participation interest” at the time of the sale. The participant was initially awarded a participation interest of 6.6%. However, pursuant to the terms of the plan, the participation interest is equitably reduced from time to time to take into account equity financing transactions in which the Company issues shares of its common stock, or securities convertible into shares of its common stock, in exchange for cash proceeds. At December 31, 2020, the participation interest was 0.29%. The plan will terminate in June 2025.

Employment Agreements

The Company has employment agreements with its executive officers that, among other provisions customary for agreements of this nature, provide for severance payments in the event the Company terminates an officer’s employment without cause. The agreements also provide for certain payments in connection with a change of control transaction and a termination of employment following a change of control transaction.

Key Personnel Incentive Program

Under the terms of the Company’s Key Personnel Incentive Program (as amended, “KPIP”), two participants, one a consultant to the Company and a former non-employee director of the Company, and the other a former employee of the Company, will each be entitled to receive a $1.0 million payment in the event of a sale of the Company. In addition, one of the participants will be entitled to receive a payment equal to $0.7 million in the event the net proceeds from a sale of the Company exceed $50.0 million. If a sale of the Company has not occurred by December 31, 2025, the KPIP will terminate.

11.	Subsequent Event

On February 23, 2021, the Company completed a public offering of 2,127,660 shares of its common stock, composed of 1,850,140 shares of common stock initially offered at a public offering price of $23.50 per share and an additional 277,520 shares of common stock sold pursuant to the exercise of the underwriters' option to purchase additional shares at the price of $22.09 per share.

Net proceeds from the offering totaled approximately $46.8 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

The underwriting agreement contains representations, warranties, agreements and indemnification obligations by the Company that are customary for this type of transaction.