Form 10-Q
period 2021-09-30
ClearPoint Neuro, Inc.
filed 2021-11-10
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, there were 23,639,616 shares of common stock outstanding.

CLEARPOINT NEURO, INC.

Trademarks, Trade Names and Service Marks

ClearPoint Neuro®, ClearPoint®, ClearTrace®, SmartFlow®, SmartFrame®, SmartGrid®, Inflexion™, SmartTwist™, SmartTip™, ClearPoint Pursuit®, ClearPoint Maestro™, ClearPoint Revolution™, When Your Path is Unclear, We Point The Way™ , and MRI Interventions® are all trademarks of ClearPoint Neuro, Inc. Any other trademarks, trade names or service marks referred to in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are the property of their respective owners.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARPOINT NEURO, INC.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except for per share data)

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$57,651	$20,099
Accounts receivable, net	2,559	1,881
Inventory, net	3,943	3,238
Prepaid expenses and other current assets	842	244
Total current assets	64,995	25,462
Property and equipment, net	450	319
Operating lease rights of use	2,365	2,736
Software license inventory	519	589
Licensing rights	287	353
Other assets	86	59
Total assets	$68,702	$29,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$777	$300
Accrued compensation	1,804	1,595
Other accrued liabilities	1,081	349
Operating lease liabilities, current portion	486	394
Deferred product and service revenue	440	562
Total current liabilities	4,588	3,200
Operating lease liabilities, net of current portion	2,071	2,446
Deferred product and service revenue, net of current portion	310	215
2020 senior secured convertible notes payable, net	17,613	21,280
Total liabilities	24,582	27,141
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 22,855,187 shares issued and outstanding at September 30, 2021; and 17,047,584 issued and outstanding at December 31, 2020	229	170
Additional paid-in capital	173,674	121,729
Accumulated deficit	(129,783)	(119,522)
Total stockholders’ equity	44,120	2,377
Total liabilities and stockholders’ equity	$68,702	$29,518

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except for per share data)

	For The Three Months Ended September 30,
	2021	2020
Revenue:
Product revenue	$3,338	$2,371
Service and other revenue	1,236	1,148
Total revenue	4,574	3,519
Cost of revenue	1,486	903
Gross profit	3,088	2,616
Research and development costs	2,630	1,143
Sales and marketing expenses	1,826	1,493
General and administrative expenses	2,436	1,252
Operating loss	(3,804)	(1,272)
Other expense:
Other income (expense), net	62	(11)
Interest expense, net	(238)	(201)
Net loss	$(3,980)	$(1,484)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.18)	$(0.09)
Weighted average shares used in computing net loss per share:
Basic and diluted	22,522,460	15,724,401

	For The Nine Months Ended September 30,
	2021	2020
Revenues:
Product revenues	$8,863	$6,186
Service and other revenues	3,154	2,927
Total revenues	12,017	9,113
Cost of revenues	4,015	2,636
Gross profit	8,002	6,477
Research and development costs	6,251	2,774
Sales and marketing expenses	5,081	3,916
General and administrative expenses	6,062	3,742
Operating loss	(9,392)	(3,955)
Other income (expense):
Other (expense), net	(60)	(5)
Interest expense, net	(809)	(1,240)
Net loss	$(10,261)	$(5,200)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.50)	$(0.33)
Weighted average shares used in computing net loss per share:
Basic and diluted	20,545,080	15,556,231

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(Dollars in thousands)

For The Nine Months Ended September 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	17,047,584	$170	$121,729	$(119,522)	$2,377
Adoption of ASU 2020-06	—	—	(3,107)	—	(3,107)
Issuances of common stock:
Public offering of common stock	2,127,660	21	46,764	—	46,785
Share-based compensation	20,709	1	319	—	320
Warrant and option exercises (cash and cashless)	1,482,327	15	130	—	145
Net loss for the period	—	—	—	(2,538)	(2,538)
Balance, March 31, 2021	20,678,280	$207	$165,835	$(122,060)	$43,982
Conversion of 2020 senior secured convertible note	1,256,143	13	7,118	—	7,131
Issuances of common stock:
Share-based compensation	26,435	—	247	—	247
Warrant and option exercises (cash and cashless)	361,486	3	346	—	349
Net loss for the period	—	—	—	(3,743)	(3,743)
Balance, June 30, 2021	22,322,344	$223	$173,546	$(125,803)	$47,966
Issuances of common stock:
Share-based compensation	126,805	1	585	—	586
Warrant and option exercises (cash and cashless)	435,802	5	85	—	90
Payments for taxes related to net share settlement of equity awards	(29,764)	—	(542)		(542)
Net loss for the period	—	—	—	(3,980)	(3,980)
Balance, September 30, 2021	22,855,187	$229	$173,674	$(129,783)	$44,120

For The Nine Months Ended September 30, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2020	15,235,308	$152	$117,174	$(112,740)	$4,586
Issuances of common stock:
Share-based compensation	9,696	—	228	—	228
Warrant exercises (cashless)	262,145	3	(3)	—	—
Net loss for the period	—	—	—	(2,055)	(2,055)
Balance, March 31, 2020	15,507,149	$155	$117,399	$(114,795)	$2,759
Issuances of common stock:
Share-based compensation	5,538	—	241	—	241
Net loss for the period	—	—	—	(1,661)	(1,661)
Balance, June 30, 2020	15,512,687	$155	$117,640	$(116,456)	$1,339
Issuances of common stock:
Share-based compensation	248,637	3	291	—	294
Warrant exercises (cashless)	120,080	1	(1)	—	—
Net loss for the period	—	—	—	(1,484)	(1,484)
Balance, September 30, 2020	15,881,404	$159	$117,930	(117,940)	$149

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)

	For The Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,261)	$(5,200)
Adjustments to reconcile net loss to net cash flows from operating activities:
Allowance for doubtful accounts	170	13
Depreciation and amortization	113	170
Share-based compensation	1,153	762
Payment-in-kind interest	285	—
Amortization of debt issuance costs and original issue discounts	73	856
Amortization of lease rights of use, net of accretion in lease liabilities	400	75
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(848)	(373)
Inventory, net	(682)	(323)
Prepaid expenses and other current assets	(599)	(136)
Other assets	(28)	59
Accounts payable and accrued expenses	1,418	60
Accrued interest	—	(960)
Lease liabilities	(312)	(71)
Deferred revenue	(27)	(338)
Net cash flows from operating activities	(9,145)	(5,406)
Cash flows from investing activities:
Purchases of property and equipment	(130)	—
Acquisition of licensing rights	—	(441)
Net cash flows from investing activities	(130)	(441)
Cash flows from financing activities:
Proceeds from issuance of 2020 senior secured convertible notes, net of financing costs and discount	—	16,758
Proceeds from issuance of Paycheck Protection Program loan	—	896
Proceeds from public offering of common stock, net of offering costs	46,785	—
Proceeds from stock option and warrant exercises	584	—
Payments for taxes related to net share settlement of equity awards	(542)	—
Repayment of notes payable	—	(2,838)
Net cash flows from financing activities	46,827	14,816
Net change in cash and cash equivalents	37,552	8,969
Cash and cash equivalents, beginning of period	20,099	5,696
Cash and cash equivalents, end of period	$57,651	$14,665

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$—
Interest	$495	$1,399

NON-CASH TRANSACTIONS:

•	During the nine months ended September 30, 2021 and 2020, the Company recorded net transfers to inventory of ClearPoint reusable components having an aggregate net book value of $0.03 million and $0.04 million, respectively, from loaned systems, which are included in property and equipment in the accompanying condensed consolidated balance sheets.

•	As discussed in Note 2, on January 1, 2021, the Company adopted the provisions of Topic 470-20 within the Accounting Standards Codification, which resulted in the elimination of a previously recorded discount in connection with the issuance of the 2020 Secured Notes and a corresponding reduction of additional paid-in capital, each in the amount of $3.1 million.

•	As discussed in Note 5, in May 2021, one of the 2020 Convertible Noteholders converted the entire $7.5 million principal amount of its First Closing Note, and related accrued interest amounting to approximately $0.04 million, into 1,256,143 shares of the Company’s common stock. As a result, the discount on such First Closing Note, amounting to $0.2 million at the conversion date and representing an access fee paid to the noteholder at origination of such First Closing Note, was eliminated and a corresponding amount was charged to additional paid-in capital upon the conversion.

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

COVID-19

In March 2020, the World Health Organization characterized the spread of a novel strain of coronavirus (“COVID-19”) as a global pandemic, and the President of the United States later proclaimed that the COVID-19 outbreak in the United States constituted a national emergency. Extraordinary actions were taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuances of “stay-at-home” directives and similar mandates that substantially restricted daily activities and for many businesses curtailed or ceased normal operations. These measures led to reduced economic activity, including the postponement or cancellation of elective surgical procedures, which historically have represented approximately 80% of the number of surgical procedures using the Company’s ClearPoint system. Although economic activity is returning to a normalized level, the Delta variant of COVID-19 continues to spread in the United States and across the globe. The ultimate impact of the Delta variant, and other new strains that may develop, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta and other variants and the response by governmental bodies and regulators, which could include vaccine mandates.

Furthermore, global supply chain disruptions, labor shortages, which may affect our ability to retain and attract new talent, and inflationary conditions caused by the COVID-19 pandemic could have a material adverse effect on the Company’s business. The rapid development and fluidity of the situation preclude any prediction as to the ultimate impact COVID-19 will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States and globally.

Liquidity

The Company has incurred net losses since its inception, which has resulted in a cumulative deficit at September 30, 2021 of approximately $130 million. In addition, the Company’s use of cash from operations amounted to $9.1 million for the nine months ended September 30, 2021 and $7.8 million for the year ended December 31, 2020. Since its inception, the Company has financed its operations principally from the sale of equity securities, the issuance of notes payable, product and service contracts and license arrangements.

In January 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with two investors (each, a “2020 Convertible Noteholder,” and together, the “2020 Convertible Noteholders”) under which the Company issued an aggregate principal amount of $17.5 million of floating rate secured convertible notes with a five year term (the “First Closing Notes”), resulting in proceeds, net of financing costs, and a commitment fee paid to one of the 2020 Convertible Noteholders, of approximately $16.8 million. In the first quarter of 2020, the Company used $3.7 million from the net proceeds received from the issuance of the First Closing Notes to repay and retire the 2010 Junior Secured Notes Payable (the “2010 Secured Notes”) that otherwise would have matured in October and November 2020.

The SPA also gave the Company the right, but not the obligation, to request one of the 2020 Convertible Noteholders to purchase an additional $5.0 million in principal amount of a note (the “Second Closing Note”, and, together with the First Closing Note, the “2020 Secured Notes”). On December 29, 2020, under the terms of an amendment to the SPA (the “Amendment”) which, among other provisions, increased the principal amount of the Second Closing Note to $7.5 million.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Based on the foregoing, in management’s opinion, cash and cash equivalent balances at September 30, 2021, are sufficient to support the Company’s operations and meet its obligations for at least the next twelve months.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2020 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with SEC rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2020 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and nine months ended September 30, 2021 may not be indicative of the results to be expected for the entire year or any future periods.

Inventory

Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. Items in inventory relate predominantly to the Company’s ClearPoint system. Software license inventory related to ClearPoint systems undergoing on-site customer evaluation is included in inventory in the accompanying condensed consolidated balance sheets. All other software license inventory is classified as a non-current asset. The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potentially obsolete items.

Intangible Assets

The Company is a party to certain license agreements that provide rights to the Company for the development and commercialization of products. Under the terms of those license agreements, the Company made payments to the licensors upon execution of the license agreements for access to the underlying technologies and will make future payments based on the achievement of regulatory and commercialization milestones as defined in the license agreements.

In conformity with Accounting Standards Codification Section 350, “Intangibles – Goodwill and Other,” the Company amortizes its investment in the license rights described above over an expected useful life of five years. In addition, the Company periodically evaluates the recoverability of its investment in the license rights and records an impairment charge in the event such evaluation indicates that the Company’s investment is not likely to be recovered.

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

•	Functional neurosurgery navigation and therapy services: The Company recognizes revenue for such services at the point in time that the performance obligation has been satisfied.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•	Biologics and drug delivery services:

o	Consultation Services: The Company recognizes consultation revenue at the point in time such services are performed.

o	Clinical Service Access Fees: For contracts in which the Company receives a periodic fixed fee, irrespective of the number of cases attended by Company personnel during such periods, revenue is recognized ratably over the period covered by such fees. A time-elapsed output method is used for such fees because the Company transfers control evenly by providing a stand-ready service.

o	Clinical Service Procedure-Based Fees: The Company recognizes revenue at the point in time a case is attended by Company personnel.

•	Capital equipment-related services:

o	Equipment service: Revenue from service of ClearPoint capital equipment and software previously sold to customers is based on agreements with terms ranging from one to three years and revenue is recognized ratably on a monthly basis over the term of the service agreement. A time-elapsed output method is used for service revenue because the Company transfers control evenly by providing a stand-ready service.

o	Installation, training and shipping: Consistent with the Company’s recognition of revenue for capital equipment and software sales as described above, fees for installation, training and shipping in connection with sales of capital equipment and software that have been preceded by customer evaluation periods are recognized as revenue at the point in time the Company is in receipt of an executed purchase order for the equipment and software. Installation, training and shipping fees related to capital equipment and software sales not having been preceded by an evaluation period are recognized as revenue at the point in time that the related services are performed.

The Company operates in one industry segment, and substantially all its sales are to U.S.-based customers.

Payment terms under contracts with customers generally are in a range of 30-60 days after the customers’ receipt of the Company’s invoices.

The Company’s terms and conditions do not provide for a right of return unless for: (a) product defects; or (b) other conditions subject to the Company’s approval.

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

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds substantially all its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At September 30, 2021, the Company had approximately $52 million in bank balances that were in excess of the insured limits.

At September 30, 2021, there were no customers whose accounts receivable balance exceeded 10% of accounts receivable at that date. At December 31, 2020, one customer accounted for 11% of accounts receivable at that date.

One customer, a related party as discussed in Note 3, accounted for 18% and 15% of total sales in the three-month periods ended September 30, 2021 and 2020, respectively, and for 19% and 18% of total sales in the nine-month periods ended September 30, 2021 and 2020, respectively.

Prior to granting credit, the Company performs credit evaluations of its customers’ financial condition, and generally does not require collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful. The allowance for doubtful accounts at September 30, 2021 and December 31, 2020 was $0.2 million and $0.06 million, respectively.

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

Reclassifications

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2021 contain: (a) certain items formerly classified as service revenue that that have been reclassified to product revenue; (b) certain items formerly classified as general and administrative expenses, research and development expenses, and sales and marketing expenses that have been reclassified to cost of revenue; and (c) an item formerly classified as interest expense that has been reclassified as other expense. The accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020 have been conformed to the 2021 presentation.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Revenue Recognition

Revenue by Service Line

	Three Months Ended September 30,
(in thousands)	2021	2020
Functional neurosurgery navigation and therapy
Disposable products	$2,004	$1,840
Services	150	—
Subtotal – functional neurosurgery navigation and therapy	2,154	1,840
Biologics and drug delivery
Disposable products	1,137	420
Services	920	1,055
Subtotal – biologics and drug delivery	2,057	1,475
Capital equipment and software
Systems and software products	197	111
Services	166	93
Subtotal – capital equipment and software	363	204
Total revenue	$4,574	$3,519

	Nine Months Ended September 30,
(in thousands)	2021	2020
Functional neurosurgery navigation and therapy
Disposable products	$5,782	$4,652
Services	150	—
Subtotal – functional neurosurgery navigation and therapy	5,932	4,652
Biologics and drug delivery
Disposable products	2,501	1,000
Services	2,605	2,671
Subtotal – biologics and drug delivery	5,106	3,671
Capital equipment and software
Systems and software products	580	534
Services	399	256
Subtotal – capital equipment and software	979	790
Total revenue	$12,017	$9,113

Contract Balances

•	Contract assets – Substantially all the Company’s contracts with customers are based on customer-issued purchase orders for distinct products or services. Customers are billed upon delivery of such products or services, and the related contract assets comprise the accounts receivable balances included in the accompanying condensed consolidated balance sheets.

•	Contract liabilities – The Company generally bills and collects capital equipment and software-related service fees at the inception of the service agreements, which have terms ranging from one to three years. The unearned portion of such service fees is classified as deferred revenue.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three and nine months ended September 30, 2021, the Company recognized capital equipment and software-related service revenue of approximately $0.1 million and $0.3 million, respectively, which were previously included in deferred revenue in the accompanying condensed consolidated balance sheet at December 31, 2020.

In 2019, the Company entered into a Development Services Agreement with a customer under which the Company was entitled to bill the customer for an upfront payment of $0.13 million, of which approximately $0.02 million and $0.05 million are included in deferred revenue in the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

Commencing in 2019, the Company was a party to a Letter of Intent and a related Statement of Work (together with the Letter of Intent, the “Project Documents”) with a customer who is a stockholder and a noteholder (see Note 5), and an officer of whom is a member of the Company’s Board of Directors, to commence a product development project. Under the terms of the Project Documents, the Company was entitled to bill the customer for: (a) an upfront, nonrefundable payment of $0.5 million, which was received in 2019; and (b) quarterly service fees of $0.5 million. In February 2020, the Company entered into a Supply Agreement and a Statement of Work (the “European SOW”) with a European affiliate of the customer. Under the terms of the European SOW, the Company was entitled to bill the customer on a quarterly basis, commencing in the first quarter of 2020, for service fees of $0.25 million. During 2020, the clinical trials contemplated by the Project Documents and the European SOW were delayed as a result of the COVID-19 pandemic. As a result, the Company agreed to reduce such quarterly service fees by an aggregate of $0.25 million through September 30, 2020. In November 2020, the Company entered into an addendum to the Project Documents and the European SOW that, among other provisions, set the aggregate service fee to be billed to the customer at $0.7 million per quarter, effective October 1, 2020. The Company recognized as revenue the upfront payment described in this paragraph ratably over the initial two years of the term of the Project Documents, corresponding to the estimated period in which the related performance obligations were expected to be satisfied, and recognizes as revenue the quarterly service fees described in this paragraph as stand-by services beginning in the quarter such services commenced. Based on the foregoing: (a) the Company recognized revenue of approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2021, respectively; (b) accounts receivable from the customer amounted to approximately $0.1 million at each of September 30, 2021 and December 31, 2020; and (c) the aggregate amount of all the payments described in this paragraph that were included in deferred revenue in the accompanying condensed consolidated balance sheets at September 30, 2021 and December 31, 2020, were nil and approximately $0.1 million, respectively.

The Company offers an upgraded version of its software at no additional charge to customers purchasing a three-year systems service agreement. The transaction prices of the software and the service agreement are determined through an allocation of the service agreement price based on the standalone prices of the software and the service agreements customarily charged by the Company. The transaction price of the software is recognized as revenue upon its installation and comprised less than $0.1 million of unbilled receivable at September 30, 2021 and $0.1 million at December 31, 2020.

Remaining Performance Obligations

The Company’s contracts with customers for functional neurosurgery and therapy product sales are predominantly of terms less than one year. Accordingly, the transaction prices of remaining performance obligations related to such contracts at September 30, 2021 are not material.

Revenue with respect to remaining performance obligations related to capital equipment and software-related service agreements with original terms in excess of one year and the upfront payments discussed under the heading “Contract Balances” above amounted to approximately $0.8 million at September 30, 2021. The Company expects to recognize this revenue within the next three years.

Revenue with respect to remaining performance obligations related to contracts with the Company’s biologic and drug delivery customers, other than those contracts discussed under the heading “Contract Balances,” predominantly is contingent upon such customers’ performance of clinical trials on which the Company’s performance obligations are predicated.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Inventory

Inventory consists of the following as of:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials and work in process	$2,314	$1,485
Software licenses	210	193
Finished goods	1,419	1,560
Inventory, net, included in current assets	3,943	3,238
Software licenses – non-current	519	589
Total	$4,462	$3,827

5.	Notes Payable

As a result of the transactions described below, an aggregate principal amount of $17.5 million of the 2020 Secured Convertible Notes was outstanding at September 30, 2021. At the option of the holders at any time prior to maturity, $10 million in principal amount of the 2020 Secured Convertible Notes, which are held by a customer who is a stockholder and has a representative on the Company’s Board of Directors, are convertible to the Company’s common stock at a conversion price of $6.00, and $7.5 million in principal amount of the 2020 Secured Convertible Notes are convertible at a price of $10.14, subject in both cases to adjustments as set forth in the SPA and the note agreements.

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

In May 2021, one of 2020 Convertible Noteholders (the “Converting Noteholder”) converted the entire $7.5 million principal amount of such Converting Noteholder’s First Closing Note, and related accrued interest, amounting to approximately $0.04 million, into 1,256,143 shares of the Company’s common stock.

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

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The aggregate carrying amounts of the First Closing Notes in the accompanying September 30, 2021 and December 31, 2020 condensed consolidated balance sheets are presented net of financing costs, comprised of commissions and legal expenses, having an unamortized balance of $0.2 million and $0.4 million at those respective dates. In addition, the aggregate carrying amount of the First Closing Note in the accompanying December 31, 2020 condensed consolidated balance sheet is presented net of a discount, comprised of a commitment fee paid to the Converting Noteholder, amounting to $0.2 million. Upon conversion of the related note, the discount, amounting to $0.2 million at the date of conversion, was reversed, with a corresponding amount being recorded as a reduction of additional paid-in capital. The unamortized balances of the financing costs and the discount, during the period prior to the conversion of the related First Closing Note, are charged to interest expense over the respective terms of the First Closing Notes under the effective interest method.

The carrying amount of the Second Closing Note in the accompanying December 31, 2020 consolidated balance sheet is presented net of a discount, amounting to approximately $3.1 million at December 31, 2020, and representing the value of the deemed beneficial conversion feature embedded in the Second Closing Note. A beneficial conversion feature is deemed to be beneficial when the conversion price, discussed above, is lower than the closing price per share of the Company’s common stock, which was $14.34 on the date of issuance of the Second Closing Note. Under GAAP in existence at the date of issuance of the Second Closing Note, the resulting discount was calculated as the product of (i) the number of shares into which the Second Closing Note could be converted, multiplied by (ii) the difference between the closing price per share and the conversion price. Upon recordation of the discount, a corresponding amount was added to additional paid-in capital. As discussed in Note 2, effective January 1, 2021, the Company adopted the provisions of the ASU that no longer required such beneficial conversion features to be separately accounted for as previously described in this paragraph. As a result, the accompanying September 30, 2021 condensed consolidated balance sheet reflects the elimination of both the discount and the corresponding increase to additional paid-in capital previously described in this paragraph.

Under the terms of the SPA, as amended, the Company retains the right, but not the obligation, to request the 2020 Convertible Noteholder to purchase the Third Closing Note, and the 2020 Convertible Noteholder has the right, but not the obligation, to purchase such note. As of September 30, 2021, the Company had not made such a request.

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

Scheduled Notes Payable Maturities

Scheduled principal payments as of September 30, 2021 with respect to notes payable are summarized as follows:

Year ending December 31,	(in thousands)
2025	$17,788
Total scheduled principal payments	17,788
Less: Unamortized financing costs	(175)
Total	$17,613

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Leases

The Company leases office space in Irvine, California that houses office space and a manufacturing facility under a non-cancellable operating lease. The lease term commenced on October 1, 2018 and expires in September 2023. The Company has the option to renew the lease for two additional periods of five years each. The Company also leases office space in Solana Beach, California that houses certain management, and research and development personnel, and serves as its corporate headquarters. The lease term commenced on December 15, 2020, is set to expire on December 31, 2026, and is renewable for an additional five-year period, at the Company’s option, provided that the Company’s landlord has entered into an extension of its lease for the office space that encompasses the Company’s office space for at least five years. Both office leases are classified as operating leases in conformity with GAAP.

The lease cost, included in general and administrative expense, was $0.1 million and $0.03 million for the three months ended September 30, 2021 and 2020, respectively, and was $0.4 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Issuance of Common Stock in Lieu of Cash Payments

Under the terms of the Amended and Restated Non-Employee Director Compensation Plan, each compensated non-employee member of the Company’s Board of Directors may elect to receive all or part of his or her director fees in shares of the Company’s common stock. Effective from June 25, 2021, director fees, whether paid in cash or in shares of common stock, are payable quarterly on the first business day following the end of the quarter. The number of shares of common stock issued to directors is determined by dividing the product of: (i) (a) the fees otherwise payable to each director in cash, times (b) the percentage of fees the director elected to receive in shares of common stock, by (ii) the volume weighted average price per share of common stock over the last five trading days of the quarter. The following is information regarding the number of shares issued to directors as payment for director fees in lieu of cash for the three and nine months ended September 30, 2021 and 2020:

Three Months Ended September 30,
2021	2020
—	6,141

Nine Months Ended September 30,
2021	2020
3,829	25,704

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

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

From October 2017 until June 2020, the Company granted share-based awards under the Company’s Second Amended and Restated 2013 Incentive Compensation Plan (the “Second Amended Plan”). On June 2, 2020, the Company’s stockholders approved the Company’s Third Amended and Restated 2013 Incentive Compensation Plan (the “Third Amended Plan” and, together with the Second Amended Plan, the “2013 Plan”), under which 1.0 million shares of the Company’s common stock were made available for future issuances under the 2013 Plan, resulting in a total of 2,956,250 shares of the Company’s common stock being reserved for issuance under the 2013 Plan. Of this amount, stock grants of 834,060 shares have been awarded and option grants, net of options terminated, expired or forfeited, of 1,378,400 shares were outstanding as of September 30, 2021. Accordingly, 743,790 shares remained available for grants under the 2013 Plan as of that date.

Stock option activity under all of the Company’s Plans and share-based compensatory contracts during the nine months ended September 30, 2021 is summarized below:

	Option Shares	Weighted-average Exercise price per share	Intrinsic Value(1) (in thousands)
Outstanding at January 1, 2021	1,806,092	$7.12	$20,760
Granted	121,703	18.12
Exercised	(557,184)	2.69
Expired / terminated	(18,500)	20.46
Outstanding at September 30, 2021	1,352,111	$9.75	$15,328

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

As of September 30, 2021, there was unrecognized compensation expense of approximately $4.8 million related to outstanding stock options and shares of restricted stock, which is expected to be recognized over a weighted average period of 2.3 years.

ESPP

On June 3, 2021, the Company’s stockholders adopted and approved the ClearPoint Neuro, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. A total of 400,000 shares of the Company’s common stock are available for issuance pursuant to the terms of the ESPP. The initial six-month purchase period commenced in July 2021, and accordingly, no shares have been sold under the ESPP.

Warrants

Warrants to purchase shares of the Company's common stock were issued in connection with financing transactions in 2015, 2016, and 2017, and are generally for terms of five years. These warrants contain net exercise provisions giving the holder the option of acquiring a number of shares having a value equal to the difference between the exercise price and the current stock price, in lieu of paying the exercise price to acquire the full number of stated shares. All of the warrants outstanding at September, 30, 2021 will terminate by the year end 2023.

Common stock warrant activity for the nine months ended September 30, 2021 was as follows:

	Warrant Shares	Weighted-average Exercise price per share	Intrinsic Value(1) (in thousands)
Outstanding at January 1, 2021	3,082,987	$3.82	$37,379
Exercised	(2,023,190)	3.31
Terminated	(390,390)	7.78
Outstanding at September 30, 2021	669,407	$2.97	$9,895

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

8.    Subsequent Events

On November 3, 2021, the holder of the Second Closing Note (see Note 5) converted the entire $7.8 million principal amount of such note, along with related accrued and payment-in-kind interest aggregating $0.05 million, into 773,446 shares of the Company’s common stock.

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

In 2010, we received regulatory clearance from the FDA to market our ClearPoint system in the U.S. for general neurosurgery procedures. In 2011, we also obtained CE marking approval for our ClearPoint system, which enables us to sell our ClearPoint system in the European Union. Substantially all our product revenue for the three and nine months ended September 30, 2021 and 2020 relates to sales of our ClearPoint system products and related services. We have financed our operations and internal growth primarily through the sale of equity securities, the issuance of convertible and other secured notes, and license arrangements. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of September 30, 2021, we had accumulated losses of approximately $130 million. We may continue to incur operating losses as we expand our ClearPoint system platform and our business generally.

Factors Which May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.

COVID-19

In March 2020, the World Health Organization characterized the spread of a novel strain of coronavirus (“COVID-19”) as a global pandemic, and the President of the United States later proclaimed that the COVID-19 outbreak in the United States constituted a national emergency. Extraordinary actions were taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuances of “stay-at-home” directives and similar mandates that substantially restricted daily activities and for many businesses curtailed or ceased normal operations. These measures led to reduced economic activity, including the postponement or cancellation of elective surgical procedures, which historically have represented approximately 80% of the number of surgical procedures using the Company’s ClearPoint system. Although economic activity is returning to a normalized level, the Delta variant of COVID-19 continues to spread in the United States and across the globe. The ultimate impact of the Delta variant, and other new strains that may develop, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta and other variants and the response by governmental bodies and regulators, which could include vaccine mandates.

Furthermore, global supply chain disruptions, labor shortages, which may affect our ability to retain and attract new talent, and inflationary conditions caused by the COVID-19 pandemic could have a material adverse effect on the Company’s business. The rapid development and fluidity of the situation preclude any prediction as to the ultimate impact COVID-19 will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States and globally.

Key Performance Indicators

The key performance indicators we utilize on a tactical basis are integrated into our longer-term strategic plan within the following categories:

•	Functional neurosurgery navigation

o	Case volume – Underlying the revenue from sales of our functional neurosurgery navigation products reflected in the accompanying Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report are the procedures, or cases, performed in hospitals or at customer-sponsored contract research organizations utilizing one or more of our products or our clinical services. Case volume data is not influenced by variations in pricing or quantities of product used on a per case basis, and thus provide a more reliable indicator of the growth of our functional neurosurgery navigation line of business. Management analyzes case volume by hospital and by type of procedure to gain information that informs targeted sales and marketing activities. During the three and nine months ended September 30, 2021, the ClearPoint system was used in 227 and 690 cases, respectively, as compared to 200 and 507 cases during the same respective periods in 2020, representing increases of 14% for the comparative three-month periods and 36% for the comparative nine-month periods. Consistent with the discussion in the section “Results of Operations – Revenues,” we attribute these increases primarily to the reduced levels of elective neurosurgical procedures resulting from the initial onset and progression of the COVID-19 pandemic during the three-month and nine-month periods in 2020.

o	Number of “Active Surgery Centers” – For purposes of analyzing this performance indicator, an Active Surgery Center is a hospital or customer-sponsored contract research organization that has purchased products from us or has performed procedures utilizing our ClearPoint system within a rolling 24-month period, and includes hospital sites having purchased the ClearPoint system, as well as sites in which the ClearPoint system is being used on an evaluation basis. The justification for including “evaluation sites” is that our disposable neurosurgery product is sold to such hospitals for their use in cases. In addition to signifying growth, the number of Active Surgery Centers, when analyzed in conjunction with case volume data, further informs targeted sales and marketing activities and confirms where these activities have led to increased penetration of our product lines. As of September 30, 2021, the ClearPoint system was used in approximately 60 Active Surgery Centers, which is comparable to the number of such centers as of the same date in 2020.

•	Biologics and drug delivery

o	Number of “Partners” – Underlying the revenue from sales of products and services to our biologics and drug delivery customers is the number of customers, or “Partners.” Our Partners consist of pharmaceutical and biotech companies, academic institutions, or customer-sponsored contract research organizations that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which the commercial success is uncertain, pending, in part, the outcome of those trials. While our revenue from sales of products and services to these Partners in support of their clinical trials is indicative of growth, the number of such relationships is also of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through our Partners’ use of our products and services in their delivery of therapies. At September 30, 2021, we had commercial relationships with approximately 40 Partners, as compared with approximately 25 Partners as of the same date in 2020.

•	Therapy products – We do not expect meaningful revenue from therapy products in 2021 insofar as we are targeting a limited market release of such products in 2022. As a result, our milestones in the therapy space are focused on refining the product and obtaining regulatory clearance. Should we be successful in achieving these milestones, we believe our initial performance indicators will focus on case volume and number of Active Surgery Centers, as are currently used in measuring our performance in functional neurosurgery navigation.

•	Global scale and efficiency – We have been cautious in setting our goals for operations beyond the U.S. so as to conserve our resources and not establish a foreign presence in advance of being assured of a corresponding revenue stream. In late 2020 we took the first steps in leveraging the CE Marks we have for our ClearPoint system and SmartFlow cannula by establishing an initial presence in Europe for product sales and clinical advisory services. From this initial presence, we believe that future global key performance indicators will be similar to those described above for our U.S. business: case volume, number of Active Surgery Centers and number of biologics and drug delivery Partners.

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

Generating recurring revenue from the sale of products is an important part of our business model for our ClearPoint system. Our product revenue was approximately $3.3 million and $8.9 million for the three and nine months ended September 30, 2021, respectively, and was almost entirely related to our ClearPoint system. Our service revenue was approximately $1.2 million and $3.2 million for the three and nine months ended September 30, 2021, respectively.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and enhancements. Such costs include salaries, travel, and benefits for research and development personnel; materials and laboratory supplies in research and development activities; consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system and software; and (ii) seek to expand the application of our technological platforms. From our inception through September 30, 2021, we have incurred approximately $66 million in research and development expenses.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three or nine months ended September 30, 2021 as compared to the critical accounting policies described in our 2020 Form 10-K.

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	Percentage Change
Product revenue	$3,338	$2,371	41%
Service and other revenue	1,236	1,148	8%
Total revenue	4,574	3,519	30%
Cost of revenue	1,486	903	65%
Gross profit	3,088	2,616	18%
Research and development costs	2,630	1,143	130%
Sales and marketing expenses	1,826	1,493	22%
General and administrative expenses	2,436	1,252	95%
Other expense:
Other income (expense), net	62	(11)	NM %
Interest expense, net	(238)	(201)	18%
Net loss	$(3,980)	$(1,484)	168%

NM – The percentage change is not meaningful.

Revenue. Total revenue was $4.6 million for the three months ended September 30, 2021, and $3.5 million for the three months ended September 30, 2020, which represents an increase of $1.1 million, or 30%.

Functional neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 17% to $2.2 million for the three months ended September 30, 2021, from $1.8 million for the same period in 2020. This increase reflects the increase in functional neurosurgery navigation and therapy service revenue and the resumption in the three months ended September 30, 2021, of elective surgical procedures, which were postponed or cancelled during the three months ended September 30, 2020, due to the effects of the COVID-19 pandemic and the contribution of service revenue during the quarter ended September 30, 2021. Although elective surgeries have resumed, we are unable to determine the extent to which such factors as the timing, adoption or viability of such resumption will impact our revenue due to the persistence of the COVID-19 pandemic and our inability to determine the length of time that the COVID-19 pandemic will adversely affect our product revenue. There were no increases in functional neurosurgery product prices during the period between the three months ended September 30, 2021 and the same period in 2020 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenue, which includes sales of disposable products and services related to customer-sponsored clinical trials utilizing our products, increased 39% to $2.1 million for the three months ended September 30, 2021, from $1.5 million for the same period in 2020. This increase was due to an increase, during the quarter ended September 30, 2021, relative to the same period in 2020, in biologic and drug delivery product revenue of $0.7 million as we increased the number of biologic and drug delivery partners and as pre-clinical research and clinical trial investments by our biologics and drug delivery customers resume. This increase notwithstanding, our biologic and drug delivery customers are reestablishing their estimated timelines for initiation or resumption of their clinical trials, however, these timelines have not been finalized, given the uncertainties of when hospitals will be able to resume such clinical trial cases. Accordingly, depending on the length of the COVID-19 pandemic, future biologics and drug delivery revenue could be adversely impacted. There were no increases in biologics and drug delivery product prices during the period between the three months ended September 30, 2021 and the same period in 2020 that would be reasonably expected to affect a typical customer order.

Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software, and of related services, increased 78% to $0.4 million for the three months ended September 30, 2021, from $0.2 million for the same period in 2020. Revenue from this product line historically has varied from quarter to quarter, and overall, we believe that hospitals’ capital equipment acquisition activities remain at a low level, relative to the acquisition activity prior to the onset in 2020 of the COVID-19 pandemic. There were no increases in capital equipment product prices during the period between the three months ended September 30, 2021 and the same period in 2020 that would be reasonably expected to affect a typical customer order.

Cost of Revenue and Gross Profit. Cost of revenue was $1.5 million, resulting in gross profit of $3.1 million and gross margin of 68%, for the three months ended September 30, 2021, and was $0.9 million, resulting in gross profit of $2.6 million and representing a gross margin of 74%, for the three months ended September 30, 2020. This decrease in gross margin was due primarily to: (a) $0.1 million in additional excess & obsolete inventory reserve, (b) a decreased contribution, during the three months ended September 30, 2021 as compared to the same period in 2020, from service revenue, which carries a higher gross margin relative to our product lines, and (c) an increase in overhead costs allocated to cost of sales during the three months ended September 30, 2021 as compared to the same period in 2020.

Research and Development Costs. Research and development costs were $2.6 million for the three months ended September 30, 2021, compared to $1.1 million for the same period in 2020, an increase of $1.5 million, or 130%. The increase was due primarily to increases in personnel costs of $0.5 million due to growth in headcount, and product and software development of $1.0 million, both resulting from our efforts to expand the applications of our technological platforms.

Sales and Marketing Expenses. Sales and marketing expenses were $1.8 million for the three months ended September 30, 2021, compared to $1.5 million for the same period in 2020, an increase of $0.3 million, or 22%. This increase was due primarily to increases in personnel costs resulting from increases in headcount, travel expenses, and marketing activities, each such increase amounting to $0.1 million.

General and Administrative Expenses. General and administrative expenses were $2.4 million for the three months ended September 30, 2021, compared to $1.3 million for the same period in 2020, an increase of $1.2 million, or 95%. This increase was due primarily to increases in personnel costs of $0.3 million, share-based compensation of $0.3 million, and $0.5 million attributed to rent, insurance costs, the allowance for doubtful accounts, IT expenses, and professional and consulting fees, each representing an increase of approximately $0.1 million.

Interest Expense. Net interest expense for each of the three months ended September 30, 2021 and 2020 was $0.2 million, due primarily to an increase in interest expense arising from issuance in December 2020 of the Second Closing Note, which was partially offset by a decrease in interest expense due to the conversion of one of the First Closing Notes. Additional information with respect to the First and Second Closing Notes is in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Percentage Change
Product revenue	$8,863	$6,186	43%
Service and other revenue	3,154	2,927	8%
Total revenue	12,017	9,113	32%
Cost of revenue	4,015	2,636	52%
Gross profit	8,002	6,477	24%
Research and development costs	6,251	2,774	125%
Sales and marketing expenses	5,081	3,916	30%
General and administrative expenses	6,062	3,742	62%
Other expense:
Other expense, net	(60)	(5)	NM %
Interest expense, net	(809)	(1,240)	(35)%
Net loss	$(10,261)	$(5,200)	97%

NM – The percentage change is not meaningful.

Revenue. Total revenue was $12.0 million for the nine months ended September 30, 2021, and $9.1 million for the nine months ended September 30, 2020, which represents an increase of $2.9 million, or 32%.

Functional neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 28% to $5.9 million for the nine months ended September 30, 2021, from $4.7 million for the same period in 2020. This increase reflects the resumption in the nine months ended September 30, 2021, of elective surgical procedures, which were postponed or cancelled during the nine months ended September 30, 2020, due to the effects of the COVID-19 pandemic. Although elective surgeries have resumed, we are unable to determine the extent to which such factors as the timing, adoption or viability of such resumption will impact our revenue due to the persistence of the COVID-19 pandemic and our inability to determine the length of time that the COVID-19 pandemic will adversely affect our product revenue. There were no increases in functional neurosurgery product prices during the period between the nine months ended September 30, 2021 and the same period in 2020 that would be reasonably expected to affect a typical customer order.

Biologics and drug delivery revenue, which includes sales of disposable products and services related to customer-sponsored clinical trials utilizing our products, increased 39% to $5.1 million for the nine months ended September 30, 2021, from $3.7 million for the same period in 2020. This increase was due to an increase, during the nine months ended September 30, 2021, relative to the same period in 2020, in biologic and drug delivery product revenue of $1.5 million as customer-sponsored pre-clinical research and customer-sponsored clinical trials resumed. This increase notwithstanding, our biologic and drug delivery customers are reestablishing their estimated timelines for initiation or resumption of their clinical trials, however, these timelines have not been finalized, given the uncertainties of when hospitals will be able to resume such clinical trial cases. Accordingly, depending on the length of the COVID-19 pandemic, future biologics and drug delivery revenue could be adversely impacted. There were no increases in biologics and drug delivery product prices during the period between the nine months ended September 30, 2021 and the same period in 2020 that would be reasonably expected to affect a typical customer order.

Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software, and of related services, increased 24% to $1.0 million for the nine months ended September 30, 2021, from $0.8 million for the same period in 2020. Revenue from this product line historically has varied from quarter to quarter, and overall, we believe that hospitals’ capital equipment acquisition activities remain at a low level, relative to the acquisition activity prior to the onset in 2020 of the COVID-19 pandemic. There were no increases in capital equipment product prices during the period between the nine months ended September 30, 2021 and the same period in 2020 that would be reasonably expected to affect a typical customer order.

Cost of Revenue and Gross Profit. Cost of revenue was $4.0 million, resulting in gross profit of $8.0 million and gross margin of 67%, for the nine months ended September 30, 2021, and was $2.6 million, resulting in gross profit of $6.5 million and representing a gross margin of 71%, for the nine months ended September 30, 2020. This decrease in gross margin was due primarily to an increase in overhead costs allocated to cost of sales during the nine months ended September 30, 2021 as compared to the same period in 2020, which reflects the higher activity level in the 2021 period, relative to the same period in 2020. This was partially offset by an increased contribution of disposable products and service revenues during the nine months ended September 30, 2021 as compared to the same period in 2020, which carry a higher gross margin relative to other revenue lines, and a reduced contribution during the same comparative periods in sales of capital equipment, which carry a lower gross margin relative to other product lines.

Research and Development Costs. Research and development costs were $6.3 million for the nine months ended September 30, 2021, compared to $2.8 million for the same period in 2020, an increase of $3.5 million, or 125%. The increase was due primarily to increases in personnel costs of $1.6 million due to growth in headcount, and product and software development of $1.8 million, both increases resulting from our efforts to expand the applications of our technological platforms.

Sales and Marketing Expenses. Sales and marketing expenses were $5.1 million for the nine months ended September 30, 2021, compared to $3.9 million for the same period in 2020, an increase of $1.2 million, or 30%. This increase was due primarily to increases in personnel costs of $0.6 million resulting from increases in headcount in our clinical and marketing teams, travel expenses of $0.2 million due to increased activity, and marketing activities of $0.2 million.

General and Administrative Expenses. General and administrative expenses were $6.1 million for the nine months ended September 30, 2021, compared to $3.7 million for the same period in 2020, an increase of $2.3 million, or 62%. This increase was due primarily to increases in state franchise taxes of $0.3 million, personnel costs of $0.3 million, share-based compensation of $0.4 million, occupancy costs of $0.3 million, insurance costs of $0.2 million, the allowance for doubtful accounts of $0.2 million, and professional fees of $0.2 million.

Interest Expense. Net interest expense for the nine months ended September 30, 2021 was $0.8 million, compared to $1.2 million for the same period in 2020. The decrease in interest expense is primarily due to the repayment of the 2010 Secured Notes in the first quarter of 2020 and the conversion of one of the First Closing Notes in the second quarter of 2021. The reduction in interest expense was partially offset by the additional interest expense arising from the issuance in December 2020 of the Second Closing Note. Additional information with respect to the First and Second Closing Notes is in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

We have incurred net losses since our inception which has resulted in a cumulative deficit at September 30, 2021 of approximately $130 million. In addition, our use of cash from operations amounted to $9.1 million for the nine months ended September 30, 2021 and $7.8 million for the year ended December 31, 2020. Since inception, we have financed our operations principally from the sale of equity securities, the issuance of notes payable, product and service contracts and license arrangements.

In January 2020, we entered into the SPA with the 2020 Convertible Noteholders under which we issued the First Closing Notes having an aggregate principal amount of $17.5 million, resulting in proceeds, net of financing costs and a commitment fee paid to one of the 2020 Convertible Noteholders, of approximately $16.8 million. From the net proceeds received from the issuance of the First Closing Notes, which have a five-year term, we repaid and retired the 2010 Secured Notes that otherwise would have matured in October and November 2020.

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

Based on the foregoing, in management’s opinion, cash and cash equivalent balances at September 30, 2021, are sufficient to support our operations and meet our obligations for at least the next twelve months.

Cash Flows

Cash activity for the nine months ended September 30, 2021 and 2020 is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash used in operating activities	$(9,145)	$(5,406)
Cash used in investing activities	(130)	(441)
Cash provided by financing activities	46,827	14,816
Net change in cash and cash equivalents	$37,552	$8,969

Net Cash Flows from Operating Activities. We used $9.1 million and $5.4 million of cash for operating activities during the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, uses of cash in operating activities primarily consisted of: (i) our $10.3 million net loss; (ii) increases in accounts receivable of $0.8 million, inventory of $0.7 million, and prepaid expenses and other current assets of $0.6 million; and (iii) decreases in lease liabilities of $0.3 million. These uses were partially offset by: (a) an increase in accounts payable and accrued expenses of $1.4 million; and (b) net non-cash expenses included in our net loss aggregating $2.2 million and consisting primarily of changes in the allowance for doubtful accounts, depreciation and amortization, share-based compensation, payment-in-kind interest and amortization of debt issuance costs, original issue discounts on debt and lease rights-of-use, net of accretion in lease liabilities.

During the nine months ended September 30, 2020, uses of cash in operating activities primarily consisted of: (i) our $5.2 million net loss; (ii) increases in accounts receivable of $0.4 million, inventory of $0.3 million, and prepaid expenses and other current assets of $0.1 million; and (iii) decreases in accrued interest of $1.0 million, lease liabilities of $0.07 million, and deferred revenue of $0.3 million. These uses were partially offset by: (a) a decrease in other assets of $0.06 million; (b) an increase in accounts payable and accrued expenses of $0.06 million; and (c) net non-cash expenses included in our net loss aggregating $1.9 million and consisting primarily of depreciation and amortization, share-based compensation, and amortization of debt issuance costs, original issue discounts on debt and lease rights-of-use, net of accretion in lease liabilities.

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2021 were $0.1 million and consisted of equipment acquisitions.

Net cash flows used in investing activities for the nine months ended September 30, 2020, were $0.4 million and consisted of an acquisition of medical device license rights.

Net Cash Flows from Financing Activities. Net cash flows from financing activities for the nine months ended September 30, 2021, consisted of: (a) the proceeds, net offering costs, of $46.8 million received from the public offering of our common stock; and (b) proceeds from the exercise of common stock options and warrants aggregating $0.6 million, which were partially offset by tax payments of $0.5 million related to shares withheld in connection with vesting of restricted stock awards.

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

At September 30, 2021, we had $10.0 million of principal outstanding under the First Closing Note, which is subject to interest rate fluctuations. A one-percent increase in one-month LIBOR would result in no net increase in interest expense on an annualized basis due to the fact that the First Closing Note is subject to a LIBOR floor of 2.00% and one-month LIBOR was below the floor as of September 30, 2021. Information with respect to the First Closing Note may be found in Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in our 2020 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits listed below are filed, furnished, or incorporated by reference as part of this Quarterly Report.

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

Date: November 9, 2021

CLEARPOINT NEURO, INC.

By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Danilo D’Alessandro
Danilo D’Alessandro
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)