Form 10-Q
period 2023-03-31
ClearPoint Neuro, Inc.
filed 2023-05-11
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 3, 2023, there were 24,582,251 shares of common stock outstanding.

CLEARPOINT NEURO, INC.

Trademarks, Trade Names and Service Marks
ClearPoint Neuro®, ClearPoint®, SmartFlow®, SmartFrame®, SmartGrid®, Inflexion®, SmartTwist®, SmartTip®, ClearPoint Maestro®, ClearPoint Revolution™, SmartFrame Array®, ClearPoint Orchestra™, ClearPoint Prism™, SmartFlow Flex™, ClearPointer™, When Your Path is Unclear, We Point The Way®, and MRI Interventions® are all trademarks of ClearPoint Neuro, Inc. Any other trademarks, trade names or service marks referred to in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains “forward-looking statements” as defined under the United States federal securities laws. The forward-looking statements relate to our expectations for performance, revenues and costs, and the adequacy of cash and cash equivalent balances and short-term investments to support operations and meet future obligations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements.
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
In evaluating forward-looking statements, you should refer to (i) the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2023 (the “2022 Form 10-K”), (ii) Item 2 of this Quarterly Report, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Which May Influence Future Results of Operations" and (iii) Part II, Item 1.A of this Quarterly Report. As a result of these risk factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Quarterly Report, except to the extent required by applicable securities laws.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLEARPOINT NEURO, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except for per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,792	$27,615
Short-term investments, at amortized cost	9,943	9,874
Accounts receivable, net	2,678	2,665
Inventory, net	9,808	9,303
Prepaid expenses and other current assets	1,764	1,723
Total current assets	45,985	51,180
Property and equipment, net	949	806
Operating lease, right-of-use assets	1,762	1,895
Software license inventory	450	450
Licensing rights	970	1,028
Other assets	131	131
Total assets	$50,247	$55,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,352	$272
Accrued compensation	1,454	2,824
Other accrued liabilities	1,396	2,065
Operating lease liabilities, current portion	571	561
Deferred product and service revenue, current portion	1,281	1,066
Total current liabilities	6,054	6,788
Operating lease liabilities, net of current portion	1,386	1,532
Deferred product and service revenue, net of current portion	320	390
2020 senior secured convertible note payable, net	9,907	9,893
Total liabilities	17,667	18,603
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,582,251 shares issued and outstanding at March 31, 2023; and 24,578,983 issued and outstanding at December 31, 2022	246	246
Additional paid-in capital	188,310	187,008
Accumulated deficit	(155,976)	(150,367)
Total stockholders’ equity	32,580	36,887
Total liabilities and stockholders’ equity	$50,247	$55,490
See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except for per share data)

	For The Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue	$2,630	$3,163
Service and other revenue	2,803	1,868
Total revenue	5,433	5,031
Cost of revenue	2,231	1,800
Gross profit	3,202	3,231
Research and development costs	3,023	2,901
Sales and marketing expenses	2,933	2,018
General and administrative expenses	2,958	2,176
Operating loss	(5,712)	(3,864)
Other expense:
Other (expense) income, net	(11)	11
Interest income (expense), net	114	(106)
Net loss	$(5,609)	$(3,959)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.23)	$(0.17)
Weighted average shares used in computing net loss per share:
Basic and diluted	24,583,163	23,682,442

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands)

For The Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, January 1, 2023	24,578,983	$246	$187,008	$(150,367)	$36,887
Issuances of common stock:
Share-based compensation	3,782	—	1,307	—	1,307
Payments for taxes related to net share settlement of equity awards	(514)	—	(5)	—	(5)
Net loss for the period	—	—	—	(5,609)	(5,609)
Balances, March 31, 2023	24,582,251	$246	$188,310	$(155,976)	$32,580

For The Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, January 1, 2022	23,665,991	$237	$182,482	$(133,932)	$48,787
Issuances of common stock:
Share-based compensation	29,916	—	899	—	899
Warrant and option exercises (cash and cashless)	12,211	—	3	—	3
Net loss for the period	—	—	—	(3,959)	(3,959)
Balances, March 31, 2022	23,708,118	$237	$183,384	$(137,891)	$45,730
See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For The Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,609)	$(3,959)
Adjustments to reconcile net loss to net cash flows from operating activities:
Allowance for credit losses (recoveries)	171	(61)
Depreciation and amortization	129	86
Share-based compensation	1,307	899
Amortization of debt issuance costs and original issue discounts	14	13
Amortization of lease right-of-use, net of accretion in lease liabilities	142	133
Accretion of discounts on short-term investments	(69)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(184)	155
Inventory, net	(578)	(880)
Prepaid expenses and other current assets	(42)	128
Other assets	—	30
Accounts payable and accrued expenses	(959)	(692)
Lease liabilities	(146)	(128)
Deferred revenue	144	7
Net cash flows from operating activities	(5,680)	(4,269)
Cash flows from investing activities:
Purchases of property and equipment	(138)	(69)
Acquisition of licensing rights	—	(116)
Net cash flows from investing activities	(138)	(185)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	—	3
Payments for taxes related to net share settlement of equity awards	(5)	—
Net cash flows from financing activities	(5)	3
Net change in cash and cash equivalents	(5,823)	(4,451)
Cash and cash equivalents, beginning of period	27,615	54,109
Cash and cash equivalents, end of period	$21,792	$49,658

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$—
Interest	$179	$100

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

•	The Company had less than $0.1 million in capital expenditures accrued but not yet paid at March 31, 2023.

•
During the three months ended March 31, 2023 and 2022, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of less than $0.1 million, between loaned systems, which are included in property and equipment in the accompanying condensed consolidated balance sheets, and inventory.

See accompanying notes to Condensed Consolidated Financial Statements.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of the Business and Financial Condition
ClearPoint Neuro, Inc. (the “Company”) is a commercial-stage medical device company focused on the development and commercialization of innovative platforms for performing minimally invasive surgical procedures in the brain. From the Company’s inception in 1998, the Company has deployed significant resources to fund its efforts to develop the foundational capabilities for enabling MRI-guided interventions, building an intellectual property portfolio, and identifying and building out commercial applications for the technologies it develops. In 2021, the Company’s efforts expanded beyond the MRI suite to encompass development and commercialization of new neurosurgical device products for the operating room setting, as well as consulting services for pharmaceutical and biotech companies, academic institutions, and contract research organizations.
The Company’s initial product offering, the ClearPoint system, is an integrated system comprised of capital equipment and disposable products, designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. The ClearPoint Array Neuro Navigation System and its principal disposable component, introduced in 2021, is designed to be deployed in an operating room setting while also being usable in an MRI suite. Both systems provide guidance for the placement and operation of instruments or devices during the planning and operation of neurosurgical procedures. The Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2010 to market the ClearPoint system in the United States for general neurosurgical interventional procedures; in February 2011, the Company also obtained CE marking for its ClearPoint system. In 2011 and 2018, the Company received 510(k) clearance and CE marking, respectively, for its SmartFlow cannula which is being used, or is under evaluation, along with the Company's services, by more than 50 pharmaceutical and biotech companies, academic institutions, or contract research organizations having a focus on biologics and drug delivery. In 2021, the Company received 510(k) clearance for the Array Neuro Navigation System. In September 2022 the ClearPoint Prism™ Neuro Laser Therapy System, for which the Company has exclusive global commercialization rights, received 510(k) clearance through the Company’s Swedish partner Clinical Laserthermia Systems ("CLS"). The Prism laser represents the first therapy product the Company will commercialize.
Macroeconomic Trends
The Company continues to monitor the impact of various macroeconomic trends, such as global economic and supply chain disruptions, geopolitical instability, labor shortages, instability of financial institutions and inflationary conditions. Changes in domestic and global economic conditions, supply chain disruptions, labor shortages, as well as other stimulus and spending programs, have led to higher inflation, which is likely to lead to increased costs and may cause changes in fiscal and monetary policy. Impacts from inflationary pressures, such an increasing costs for research and development of the Company's products, administrative and other costs of doing business, the potential for instability of the financial institutions where we maintain our deposits or other assets, and the Company's access to capital markets and other sources of funding in the future could adversely affect our business, financial condition and results of operations. Additionally, these trends could adversely affect the Company's customers, which could impact their willingness to spend on the Company's products and services. The rapid development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on the Company's business, financial condition, results of operation and cash flows, which will depend largely on future developments.
Liquidity
The Company has incurred net losses since its inception, which has resulted in a cumulative deficit at March 31, 2023 of $156.0 million. In addition, the Company’s use of cash from operations amounted to $5.7 million for the three months ended March 31, 2023, and $16.2 million for the year ended December 31, 2022. Since its inception, the Company has financed its operations principally from the sale of equity securities and the issuance of notes payable, however, there is no assurance such sale of equity securities and/or issuance of notes payable will be at terms favorable to the Company or available at all in the future. As required by generally accepted accounting principles in the U.S. ("GAAP"), the Company has evaluated its ability to continue as a going concern and has determined that based on current forecasts, existing cash and cash equivalent balances and short-term investments at March 31, 2023 are sufficient to support the Company's operations and meet its obligations for at least the next twelve months.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In 2020, pursuant to the terms of a Securities Purchase Agreement (the "SPA"), the Company issued secured convertible notes to two investors which raised gross proceeds of $25 million, of which $15 million has been converted to common stock and $10 million remains outstanding (the "Outstanding First Closing Note"). See Note 6 below for additional information with respect to the 2020 secured notes. In February 2021, the Company completed a public offering of 2,127,660 shares of its common stock from which the net proceeds totaled approximately $46.8 million after deducting underwriting discounts and commissions, and other offering expenses paid by the Company.

2.	Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2022 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with SEC rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2022 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three months ended March 31, 2023, may not be indicative of the results to be expected for the entire year or any future periods.
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
Intangible Assets
The Company is a party to a license agreement that provides rights to the Company for the development and commercialization of products. Under the term of the license agreement, the Company made payments to the licensor upon execution of the license agreement for access to the underlying technology and future payments will be based upon achievement of regulatory and commercialization milestones as defined in the license agreement. In 2022, the Company made a payment to the licensor for the achievement of a regulatory milestone, which acts as a prepayment for future royalties.
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
Revenue Recognition
The Company’s revenue is comprised primarily of: (1) product revenue resulting from the sale of functional neurosurgery, navigation, therapy, and biologics and drug delivery disposable products; (2) product revenue resulting

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
from the sale of ClearPoint capital equipment and software; (3) revenue resulting from the service, installation, training, and shipping related to ClearPoint capital equipment and software; (4) consultation revenue and clinical case support revenue in connection with customer-sponsored pre-clinical and clinical trials; and (5) license revenue for the granting of licenses to develop and commercialize the Company's SmartFlow Cannula devices with our customers' proprietary biologics as a combination product. The Company recognizes revenue when control of the Company’s products is transferred to its customers or services are provided to customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services, in a process that involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that is readily available to the customer and is separately identified in the contract. When a contract calls for the satisfaction of multiple performance obligations for a single contract price, the Company typically allocates the contract price among the performance obligations based on the relative stand-alone prices for each such performance obligation customarily charged by the Company. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.
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
•Biologics and drug delivery services and other revenue:

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
◦Consultation Services: The Company recognizes consultation revenue over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation.
◦Clinical Service Access Fees: For contracts in which the Company receives a periodic fixed fee, irrespective of the number of cases attended by the Company's personnel or hours incurred during such periods, revenue is recognized ratably over the period covered by such fees. A time-elapsed output method is used for such fees because the Company transfers control evenly by providing a stand-ready service.
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
◦Installation, training and shipping: Consistent with the Company’s recognition of revenue for capital equipment and software sales as described above, fees for installation, training and shipping in connection with sales of capital equipment and software that have been preceded by customer evaluation periods are recognized as revenue at the point in time the Company is in receipt of an executed purchase order for the equipment and software. Installation, training and shipping fees related to capital equipment and software sales not having been preceded by an evaluation period are recognized as revenue concurrent with the recognition of revenue from sales of the related capital equipment.
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
Net Loss Per Share
The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding common stock

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
options and warrants, as described in Note 8, and the potential conversion of the Outstanding First Closing Note, as described in Note 6, would be anti-dilutive, due to the reporting of a net loss for each of the periods in the accompanying condensed consolidated statements of operations.
Concentration Risks and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company may at times invest its excess cash in interest bearing accounts and U.S. government debt securities. It classifies all highly liquid investments with original stated maturities of three months or less from the date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months but less than twelve months as short-term investments. The Company classifies the U.S. government debt securities as held-to-maturity in accordance with ASC 320, "Investments - Debt and Equity Securities." Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity and are recorded at amortized cost on the accompanying condensed consolidated balance sheet, adjusted for the accretion of discounts using the effective interest method.
The Company holds the remainder of its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At March 31, 2023, the Company had approximately $1.7 million in bank balances that were in excess of the insured limits.
At March 31, 2023, there was one customer whose accounts receivable balance represented 23% of accounts receivable at that date and two customers who each represented 10% of the balance. At December 31, 2022, one customer accounted for 19% of accounts receivable at that date.
One pharmaceutical customer, a related party who is a stockholder, a noteholder, and who has a representative on the Company's Board of Directors (see Note 6), for whom the Company provides hardware, software, clinical services and market development services in support of the customer's clinical trials, and from whom the Company earns a quarterly fee, accounted for 13% and 19% of total sales in the three-month periods ended March 31, 2023 and 2022, respectively.
Prior to granting credit to a customer, the Company performs credit evaluations of the customers’ financial condition. In general, the Company does not require collateral from customers in connection with an extension of credit. The accounts receivable balance is reduced by an allowance for credit losses from the potential inability of the Company's customers to make required payments. The allowance for credit losses at March 31, 2023, and December 31, 2022, was $0.3 million and $0.1 million, respectively. The Company evaluates the historic loss experience on the accounts receivable balance and also considers separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. The estimate is a result of the Company's ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations.
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
Adoption of New Accounting Standard
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit loss, or CECL, methodology. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
financial instruments, including trade receivables. The Company adopted the new standard effective January 1, 2023, which did not have a material impact to the condensed consolidated financial statements.
Reclassifications
The accompanying condensed consolidated statement of operations for the three months ended March 31, 2023 classifies share-based compensation in the same income statement line items as the cash compensation paid to recipient employees, rather than in general and administrative expense, as had been the practice in previous years. The accompanying condensed consolidated statements of operations for the three months ended March 31, 2022 have been conformed to the 2023 presentation.

3.	Revenue Recognition
Revenue by Service Line

	Three Months Ended March 31,
(in thousands)	2023	2022
Functional neurosurgery navigation and therapy
Disposable products	$1,858	$1,863
Services	503	375
Subtotal – Functional neurosurgery navigation and therapy	2,361	2,238
Biologics and drug delivery
Disposable products	594	850
Services and license fees	2,082	1,304
Subtotal – Biologics and drug delivery revenue	2,676	2,154
Capital equipment and software
Systems and software products	178	450
Services	218	189
Subtotal – Capital equipment and software revenue	396	639
Total revenue	$5,433	$5,031
Contract Balances
•Contract assets – Substantially all the Company’s contracts with customers are based on customer-issued purchase orders for distinct products or services. Customers are billed generally upon shipment of such products or delivery of such services, and the related contract assets comprise the accounts receivable balances included in the accompanying condensed consolidated balance sheets. At March 31, 2023, the Company also had $0.4 million in deferred contract costs related to up-front costs for direct materials incurred to fulfill a customer contract. These costs are classified as other current assets, and are expected to be recognized as cost of revenue in 2023.
•Contract liabilities – Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue as the related goods or services have not been transferred. The Company's contract liabilities are generally comprised of the following (1) capital equipment and software-related service fees which are typically billed and collected at the inception of the service agreements, which have terms ranging from one to three years, (2) annual fees for agreements with customers that bundle the capital equipment and software-related service fees with software and hardware upgrades that are made commercially available over the term of the contract, and (3) up-front payments from customers made in connection with consulting services. The unearned portion of all such fees is classified as deferred revenue. Additionally, at December 31, 2022, the Company had a $0.5 million refund liability resulting from an up-front customer payment which was potentially refundable if the parties did not enter into the ensuing agreement. As of

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2023, the uncertainties underlying this amount have been resolved and the amount has been recognized as revenue.
During the three months ended March 31, 2023, the Company recognized approximately $0.3 million of revenue, which was previously included in deferred revenue in the accompanying condensed consolidated balance sheet at December 31, 2022.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue that will be recognized as revenue in future periods. The majority of the remaining performance obligations relate to capital equipment and software-related service agreements and the upfront payments discussed under the heading "Contract Balances" above, which amounted to approximately $1.5 million at March 31, 2023. The Company expects to recognize approximately 79% of this revenue over the next twelve months and the remainder thereafter.

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
The fair value of cash and cash equivalents of $21.8 million and $27.6 million as of March 31, 2023, and December 31, 2022, respectively, is derived using Level 1 inputs. The cash equivalents are comprised of short-term bank deposits, money market funds, and U.S. Government debt securities with original maturities of three months or less, and the carrying value is a reasonable estimate of fair value.
The Company had $9.9 million of short-term investments on March 31, 2023 and December 31, 2022, consisting of twelve-month U.S. Government debt securities, which are classified as held to maturity and carried at amortized cost, adjusted for the accretion of discounts using the effective interest method. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these investments to maturity in order to collect interest payments over the life of the investments.

5.	Inventory
Inventory consists of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials and work in process	$7,308	$6,513
Software licenses	210	210
Finished goods	2,290	2,580
Inventory, net, included in current assets	9,808	9,303
Software licenses – non-current	450	450
Total	$10,258	$9,753

6.	Note Payable
As a result of a note financing in 2020, the Outstanding First Closing Note in an aggregate principal amount of $10 million was outstanding at March 31, 2023. At the option of the holder at any time prior to maturity on January 29, 2025, the principal amount may be convertible to the Company’s common stock at a conversion price of $6.00, subject to adjustments as set forth in the SPA and the note agreement.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On January 29, 2020, the Company completed a financing transaction with two investors (the "2020 Convertible Noteholders"), whereby the Company issued an aggregate principal amount of $17.5 million of secured convertible notes (the "First Closing Notes") pursuant to the SPA, which, unless earlier converted or redeemed, mature on the fifth anniversary of the issuance and bear interest at a rate equal to the sum of (i) the greater of (a) the three (3)-month London Interbank Offered Rate (“LIBOR”) and (b) two percent (2%), plus (ii) a margin of 2% on the outstanding balance of the First Closing Notes, payable quarterly on the first business day of each calendar quarter. The First Closing Notes may be converted at a price of $6.00 per share, subject to certain adjustments set forth in the SPA and the note agreement, and may not be pre-paid without the consent of the noteholder, provided that the Company must offer to pre-pay such other noteholder on the same terms and conditions.
In May 2021, one of the 2020 Convertible Noteholders (the “Converting Noteholder”) converted the entire $7.5 million principal amount of such Converting Noteholder’s First Closing Note, and related accrued interest, amounting to approximately $0.04 million, into 1,256,143 shares of the Company’s common stock.
At the Closing Date, the SPA gave the Company the right, but not the obligation, to request at any time on or prior to January 11, 2022, that one of the 2020 Convertible Noteholders purchase an additional $5.0 million in aggregate principal amount of Second Closing Note (as defined in the SPA) and an additional $10.0 million in aggregate principal amount of Third Closing Note (as defined in the SPA; together, with the Second Closing Note, the “Additional Convertible Notes”), provided that such 2020 Convertible Noteholder has the right, but not the obligation, to purchase such notes. The Additional Convertible Notes would also mature on the fifth anniversary of the Closing Date.
On December 29, 2020, the Company and the 2020 Convertible Noteholders entered into the amendment to the SPA (the "Amendment"), the terms of which, among other provisions, provided for: (a) an increase in the principal amount of the Second Closing Note to $7.5 million; (b) a revision of the interest rate to be borne by the Second Closing Note to consist of: (i) cash interest of 2% per annum, payable quarterly; and (ii) payment-in-kind interest of 5% per annum, accruable quarterly as an addition to the unpaid principal balance of the Second Closing Note; and (c) an increase in the conversion price of the Second Closing Notes to $10.14 per share, subject to certain adjustments set forth in the SPA and the note agreement. Upon execution of the Amendment, the Company issued the Second Closing Note to one of the 2020 Convertible Noteholders.
On November 3, 2021, the holder of the Second Closing Note converted the entire $7.5 million principal amount of such note, along with related accrued and payment in-kind interest aggregating $0.3 million, into 773,446 shares of the Company's common stock.
The aggregate carrying amount of the Outstanding First Closing Note in the accompanying March 31, 2023 and December 31, 2022 condensed consolidated balance sheets is presented net of financing costs, comprised of commissions and legal expenses, having an unamortized balance of $0.1 million at each of those respective dates.
The Outstanding First Closing Note is secured by all the assets of the Company.
The holder of the Outstanding First Closing Note is a significant customer of the Company, whose chief executive officer is a member of the Company’s Board of Directors. See Note 2, Concentration Risks and Other Risks and Uncertainties.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Scheduled Note Payable Maturity
Scheduled principal payment as of March 31, 2023 with respect to the remaining note payable is summarized as follows:

Year ending December 31,	(in thousands)
2025	$10,000
Total scheduled principal payment	10,000
Less: Unamortized financing costs	(93)
Total	$9,907

7.	Leases
The Company subleases office space in Solana Beach, California, that serves as its corporate headquarters and houses certain management and research and development personnel. The sublease term commenced on December 15, 2020, is set to expire on December 31, 2026, and is renewable for an additional five-year period, at the Company’s option, provided that the Company’s landlord has entered into an extension of its prime lease for the office space that encompasses the Company’s office space for at least five years.
In November 2022, the Company entered into a lease agreement to lease a 19,462 square foot industrial building in Carlsbad, California to use as an office and manufacturing facility. Under the agreement, the lease term commences on June 1, 2023 and ends on May 31, 2033. The base rent payable under the lease agreement is $36,977.80 per month, which is subject to annual increases of 3.5% during the lease term. The Company has two options to extend the lease term for thirty-six or sixty months, at the fair market rental value. The total minimum lease payments related to this lease are $5.1 million.
The Company leases space in Irvine, California, that houses office space and a manufacturing facility under a lease that commenced on October 1, 2018 and expires in September 2024.
Both the Solana Beach and Irvine leases are classified as operating leases in conformity with GAAP. No lease liability has been recorded for the Carlsbad lease, given that the lease term has not yet commenced. The aggregate lease costs, included in general and administrative expense, were $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

8.	Stockholders’ Equity
We maintain the Fourth Amended and Restated 2013 Incentive Compensation Plan which became effective in 2022. The plan permits the issuance of options, restricted stock, restricted stock units and other awards to selected

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
employees, directors and consultants of the Company. The equity incentive plans are more fully described in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Share-Based Compensation Expense
The Company records share-based compensation expense on a straight-line basis over the vesting periods of the related grants and recognizes forfeitures as they occur. The following table sets forth share-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	(in thousands)
	2023	2022
Cost of revenue	21	10
Research and development	282	361
Sales and marketing	362	150
General and administrative	642	378
Share-based compensation expense	$1,307	$899
Share-based compensation expense by type of share-based award:

	Three Months Ended March 31,
	(in thousands)
	2023	2022
Stock options	248	318
RSAs and RSUs	992	525
ESPP	67	56
	$1,307	$899
Total unrecognized compensation expense by type of award and the weighted-average remaining requisite period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	$1,708	2.15
RSAs and RSUs	$9,803	2.45

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Option Activity
Stock option activity under all of the Company’s plans during the three months ended March 31, 2023 is summarized below:

	Stock Options	Weighted-average Exercise price per share	Weighted-average Remaining Contractual Life (in years)	Intrinsic Value(1) (in thousands)
Outstanding at December 31, 2022	1,398,286	$8.69
Granted	111,107	$8.10
Outstanding at March 31, 2023	1,509,393	$8.65	6.17	$5,336
Exercisable at March 31, 2023	1,134,204	$8.12	5.23	$5,087
Vested and expected to vest at March 31, 2023	1,509,393	$8.65	6.17	$5,336

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.
Restricted Stock Award Activity
Restricted stock award ("RSA") activity for the three months ended March 31, 2023 is summarized below:

	Restricted Stock Awards	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2022	684,389	$11.10
Vested	(15,036)	$14.17
Forfeited	(1,064)	$9.40
Outstanding at March 31, 2023	668,289	$11.04
Restricted Stock Unit Activity
Restricted stock unit ("RSU") activity for the three months ended March 31, 2023 is summarized below:

	Restricted Stock Units	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2022	13,146	$11.41
Granted	630,922	$8.17
Vested	(4,846)	$8.32
Outstanding at March 31, 2023	639,222	$8.24
ESPP
On June 3, 2021, the Company’s stockholders adopted and approved the ClearPoint Neuro, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. A total of 400,000 shares of the Company’s common stock were made available for issuance pursuant to the terms of the ESPP. Each offering period is for six months, and the

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
first offering period commenced on July 1, 2021. On March 31, 2023, 320,521 shares of common stock were available for issuance under the ESPP.
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
There was no common stock warrant activity for the three months ended March 31, 2023. There were a total of 36,554 warrant shares outstanding at March 31, 2023 with a weighted-average exercise price of $16.23. All of the warrants outstanding at March 31, 2023 will expire in 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Part I, Item 1 of this Quarterly Report. This discussion and analysis contains forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties. You should review the section titled “Risk Factors” appearing in our 2022 Form 10-K and in Part II, Item 1.A of this Quarterly Report for a discussion of important risk factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. In addition, historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.
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
Since 2020, we have evolved to become a company comprised of two parts. The first foundational part is a medical device company providing medical devices for neurosurgery applications. The second part is focused on partnerships in the drug and delivery space. Currently, we have more than 50 partners who are pharmaceutical/biotech companies, academic institutions, and contract research organizations, who are evaluating or using our products and services in trials (or in a preclinical setting) to inject gene and cell therapies directly into the brain.
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
Substantially all our product revenue for the three months ended March 31, 2023 and 2022 relates to sales of our ClearPoint system products and related services. We have financed our operations and internal growth primarily through the sale of equity securities and the issuance of convertible and other secured notes. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of March 31, 2023, we had accumulated losses of $156.0 million. We may continue to incur operating losses as we expand our ClearPoint system platform and our business generally.
Factors Which May Influence Future Results of Operations
The following is a description of factors that may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.
Macroeconomic Trends
We continue to monitor the impact of various macroeconomic trends, such as global economic and supply chain disruptions, geopolitical instability, labor shortages, instability of financial institutions and inflationary conditions. Changes in domestic and global economic conditions, supply chain disruptions, labor shortages, as well as other stimulus and spending programs, have led to higher inflation, which is likely to lead to increased costs and may cause changes in fiscal and monetary policy. Impacts from inflationary pressures, such an increasing costs for research and development of our products, administrative and other costs of doing business, the potential for instability of the financial institutions where we maintain our deposits or other assets, and our availability to access capital markets and other sources of funding in the future could adversely affect our business, financial condition and results of operations. Additionally, these trends could adversely affect our customers, which could impact their willingness to spend on our products and services. The rapid development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments.
Revenue
In 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the U.S. for general neurosurgery procedures; in February 2011 and May 2018, we also obtained CE marking for our ClearPoint system and SmartFlow cannula, respectively; and in June 2020 we obtained CE marking for version 2.0 of our ClearPoint software and our Inflexion head fixation frame. In January 2021, we received 510(k) clearance for the SmartFrame Array Neuro Navigation System. In September 2022 the ClearPoint Prism™ Neuro Laser Therapy System, for which we have exclusive global right to commercialize, received 510(k) clearance through CLS. The Prism laser represents the first therapy product we will commercialize. Future revenue from sales of our ClearPoint platform products and services is difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses.
Generating recurring revenue from the sale of products is an important part of our business model for our ClearPoint system. Our product revenue was approximately $2.6 million for the three months ended March 31, 2023, and was almost entirely related to our ClearPoint system. Our service revenue was approximately $2.8 million for the three months ended March 31, 2023, of which 74% related to the biologics and drug delivery service line.
Our revenue recognition policies are more fully described in Note 2 to the Condensed Consolidated Financial Statements included above in Part I, Item 1 in this Quarterly Report.
Underlying the revenue from sales of products and services to our biologics and drug delivery customers is the number of direct customers and end users of our products and/or services (“Partners”). Our Partners consist of pharmaceutical and biotech companies, academic institutions, or customer-sponsored contract research organizations that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which the commercial success is uncertain, pending, in part, on the outcome of those trials. While our revenue from sales of products and services to our biologics and drug delivery customers is indicative of growth, the number of Partner relationships is also of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through our Partners’ use of our products and services in their delivery of therapies. At March 31, 2023, we had over 50 Partners, as compared with approximately 45 Partners as of the same date in 2022.
Cost of Revenue
Cost of revenue includes the direct costs associated with the assembly and purchase of components for functional neurosurgery navigation products, biologics and drug delivery products, non-neurosurgery therapy products, and ClearPoint capital equipment and software that we have sold, and for which we have recognized the revenue in accordance with our revenue recognition policy, as well as labor hours and materials for the cost of providing consulting and service revenue. Cost of revenue also includes the allocation of manufacturing overhead costs and depreciation of loaned systems installed under our ClearPoint placement program, as well as provisions for obsolete, impaired, or excess inventory.
Research and Development Costs
Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and enhancements. Such costs include salaries, travel, and benefits for research and development personnel; materials and laboratory supplies in research and development activities; outside consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system and SmartFlow cannula; and (ii) seek to expand the application of our technological platforms. From our inception through March 31, 2023, we have incurred approximately $84 million in research and development expenses.
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to the critical accounting policies and estimates described in our 2022 Form 10-K.
Results of Operations
Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Percentage Change
Product revenue	$2,630	$3,163	(17)%
Service and other revenue	2,803	1,868	50%
Total revenue	5,433	5,031	8%
Cost of revenue	2,231	1,800	24%
Gross profit	3,202	3,231	(1)%
Research and development costs	3,023	2,901	4%
Sales and marketing expenses	2,933	2,018	45%
General and administrative expenses	2,958	2,176	36%
Other expense:
Other (expense) income, net	(11)	11	NM%
Interest income (expense), net	114	(106)	(207)%
Net loss	$(5,609)	$(3,959)	42%
NM – The percentage change is not meaningful.
Revenue. Total revenue was $5.4 million for the three months ended March 31, 2023, and $5.0 million for the three months ended March 31, 2022, which represents an increase of $0.4 million, or 8%.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Percentage Change
Functional neurosurgery navigation and therapy
Disposable products	$1,858	$1,863	—%
Services	503	375	34%
Subtotal – Functional neurosurgery navigation and therapy	2,361	2,238	5%
Biologics and drug delivery
Disposable products	594	850	(30)%
Services and license fees	2,082	1,304	60%
Subtotal – Biologics and drug delivery revenue	2,676	2,154	24%
Capital equipment and software
Systems and software products	178	450	(60)%
Services	218	189	15%
Subtotal – Capital equipment and software revenue	396	639	(38)%
Total revenue	$5,433	$5,031	8%
Functional neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 5% to $2.4 million for the three months ended March 31, 2023, from $2.2 million for the same period in 2022. This increase reflects additional $0.1 million in service revenue related to new pre-clinical services for brain computer interface during the three months ended March 31, 2023, compared to the same period in 2022.
Biologics and drug delivery revenue, which includes sales of disposable products and services related to customer-sponsored pre-clinical and clinical trials, increased 24% to $2.7 million for the three months ended March 31, 2023, from $2.2 million for the same period in 2022. This increase is attributable to a $0.8 million increase in service revenue related to new pre-clinical trials entered into with our partners and the recognition of license fees during the three months ended March 31, 2023, compared to the same period in 2022, partially offset by a $0.3 million decrease in product revenue.
Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software and related services, decreased 38% to $0.4 million for the three months ended March 31, 2023, from $0.6 million for the same period in 2022 due primarily to a decrease in the placements of ClearPoint capital and software.
Cost of Revenue and Gross Profit. Cost of revenue was $2.2 million, resulting in gross profit of $3.2 million and gross margin of 59%, for the three months ended March 31, 2023, and was $1.8 million, resulting in gross profit of $3.2 million and representing a gross margin of 64%, for the three months ended March 31, 2022. The decrease in gross margin was primarily due to changes in overhead costs and other inventory costs as well as higher costs for biologics and drug delivery services.
Research and Development Costs. Research and development costs were $3.0 million for the three months ended March 31, 2023, compared to $2.9 million for the same period in 2022, an increase of $0.1 million, or 4%. The increase was due primarily to increases in personnel costs, including share-based compensation, of $0.4 million, offset by lower product development costs of $0.3 million as a result of reprioritization of certain research and development initiatives.
Sales and Marketing Expenses. Sales and marketing expenses were $2.9 million for the three months ended March 31, 2023, compared to $2.0 million for the same period in 2022, an increase of $0.9 million, or 45%. This increase was due primarily to additional personnel costs, including share-based compensation, resulting from increases in headcount of $0.8 million, as well as increases in travel costs of $0.1 million.
General and Administrative Expenses. General and administrative expenses were $3.0 million for the three months ended March 31, 2023, compared to $2.2 million for the same period in 2022, an increase of $0.8 million, or 36%. This increase was due primarily to increases in personnel costs, including share-based compensation of $0.4 million, and an increase in the allowance for credit losses of $0.2 million.

Interest Income (Expense). Net interest income for the three months ended March 31, 2023 was $0.1 million, compared to $0.1 million net interest expense for the same period in 2022. The increase in interest income was due to higher interest rates and the Company's investment in U.S. Government debt securities, offset partially by the interest paid on the 2020 Secured Convertible Note. Additional information with respect to the Secured Note is in Note 6 to the Condensed Consolidated Financial Statements included above in Part I, Item 1 in this Quarterly Report.
Liquidity and Capital Resources
We have incurred net losses since our inception, which has resulted in a cumulative deficit at March 31, 2023 of $156.0 million. In addition, our use of cash from operations amounted to $5.7 million for the three months ended March 31, 2023, and $16.2 million for the year ended December 31, 2022.
Since inception, we have financed our operations principally from the sale of equity securities and the issuance of notes payable. In 2020, we issued secured convertible notes to two investors which raised gross proceeds of $25 million, of which $15 million has been converted to common stock and $10 million remains outstanding.
See Note 6 to the Condensed Consolidation Financial Statements included above in Part I, Item 1 in this Quarterly Report for additional information with respect to the 2020 secured notes.
In February 2021, we completed a public offering of 2,127,660 shares of our common stock from which the net proceeds totaled approximately $46.8 million after deducting underwriting discounts and commissions, and other offering expenses paid by us.
As a result of these transactions and our business operations, our cash, cash equivalents, and short-term investments totaled $31.7 million at March 31, 2023. In management’s opinion, based on our current forecasts for revenue, expense and cash flows, our existing cash and cash equivalent balances and short-term investments at March 31, 2023, are sufficient to support our operations and meet our obligations for at least the next twelve months.
Cash Flows
Cash activity for the three months ended March 31, 2023 and 2022 is summarized as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Cash used in operating activities	(5,680)	$(4,269)
Cash used in investing activities	(138)	(185)
Cash (used in) provided by financing activities	(5)	3
Net change in cash and cash equivalents	$(5,823)	$(4,451)
Net Cash Flows from Operating Activities. Net cash flows used in operating activities for the three months ended March 31, 2023, were $5.7 million, an increase of $1.4 million from the three months ended March 31, 2022. This increase consisted of a higher net loss of $1.7 million and the effects of net changes of operating assets and liabilities of $0.4 million, partially offset by a change in non-cash items of $0.6 million. The change in operating assets and liabilities is primarily due to lower account receivable collections and the change in the non-cash items results primarily from increases in share-based compensation and allowance for credit losses.
Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the three months ended March 31, 2023, were $0.1 million and consisted of equipment acquisitions and investments related to our new manufacturing site in Carlsbad, CA.
Net cash flows used in investing activities for the three months ended March 31, 2022, were $0.2 million and consisted of equipment acquisitions and licensing rights.
Net Cash Flows from Financing Activities. Net cash flows used in financing activities for the three months ended March 31, 2023, consisted of payments for taxes related to shares withheld in connection with the vesting of restricted stock awards.

Net cash flows from financing activities for the three months ended March 31, 2022, consisted of the proceeds from the exercise of common stock options.
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
Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to successfully continue to commercialize our ClearPoint system products and pursue additional applications for our technology platforms. Our future capital requirements will depend on many factors, including, but not limited to, the following:
•the ultimate duration and impact of macroeconomic trends, including inflationary pressures, supply chain disruptions, geopolitical instability, and instability of financial institutions;
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
Our investments are in short-term bank deposits, three-to-twelve month U.S. Government debt securities, and institutional money market funds. The primary objective of our investment activities is to preserve principal while at the same time maximizing income we receive without significantly increasing risk. Due to the nature of our short-term investments and the Company's intent to hold such debt securities to maturity, we believe that we are not subject to any material market risk exposure.
At March 31, 2023, we had $10 million of principal outstanding under the Outstanding First Closing Note, which is subject to interest rate fluctuations. The Outstanding First Closing Note bears interest at a rate equal to the sum of (i) the greater of (a) the three (3)-month LIBOR and (b) two percent (2%), plus (ii) a margin of 2% on the outstanding balance of the Outstanding First Closing Note. At March 31, 2023, the three-month LIBOR was greater than the 2% floor as a result of rising interest rates, and the rate paid on the Outstanding First Closing Note was 7.1%. If the LIBOR continues to increase, a one-percent to two-percent increase would result in additional annual interest expense of $0.4 million to $0.5 million above the floor, respectively. The reference to LIBOR will need to be replaced by June 30, 2023. Information with respect to the Outstanding First Closing Note may be found in Note 6 to the Condensed Consolidated Financial Statements included above in Part I, Item 1 in this Quarterly Report.
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
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
We are involved from time-to-time with various legal matters arising in the ordinary course of business. These claims and legal proceedings are of a nature we believe are normal and incidental to a medical device company, and may include product liability, intellectual property, employment matters, and other general claims.
We make provisions for liabilities when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are assessed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. We are currently not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our consolidated results of operations, cash flows, or financial condition.
ITEM 1A.    RISK FACTORS.
There have been no material changes to the risk factors disclosed in our 2022 Form 10-K, except as set forth below:

We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation ("FDIC"), and the loss of such assets could have a negative effect on our operations and liquidity.

On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Similarly, on May 1, 2023, First Republic Bank was swept into receivership. A statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. Although we do not have any funds deposited with SVB, Signature Bank, Silvergate Capital Corp., or First Republic Bank, we currently have our cash and cash equivalents held in deposit in accounts at certain FDIC-insured financial institutions, some of which include amounts in excess of the insurance coverage offered by the FDIC. In the future, we may maintain our cash assets at financial institutions in the United States in amounts that may be in excess of the FDIC insurance limit of $250,000. In the event of a failure of any of these financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such deposits or assets exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.
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

3.5	Fourth Amended and Restated Bylaws of ClearPoint Neuro, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on December 14, 2022).
10.1
Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Joseph M. Burnett, amending the Employment Agreement dated October 6, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 3, 2023).

10.2
Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Danilo D’Alessandro, amending the Employment Agreement dated September 14, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 3, 2023).

10.3
Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Mazin Sabra, amending the Employment Agreement dated September 20, 2022 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on March 3, 2023).

10.4*	Employment Agreement, dated May 31, 2022, by and between the Company and Jeremy Stigall.
10.5*	Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Jeremy Stigall, amending the Employment Agreement dated May 31, 2022.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
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

Date: May 11, 2023

CLEARPOINT NEURO, INC.

	By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danilo D’Alessandro
Danilo D’Alessandro
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)