Form 10-Q
period 2023-09-30
ClearPoint Neuro, Inc.
filed 2023-11-09
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 1, 2023, there were 24,620,567 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLEARPOINT NEURO, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except for share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,342	$27,615
Short-term investments, at amortized cost	—	9,874
Accounts receivable, net	2,424	2,665
Inventory, net	8,987	9,303
Prepaid expenses and other current assets	1,557	1,723
Total current assets	37,310	51,180
Property and equipment, net	1,355	806
Operating lease, right-of-use assets	3,689	1,895
Software license inventory	405	450
Licensing rights	969	1,028
Other assets	109	131
Total assets	$43,837	$55,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$789	$272
Accrued compensation	2,288	2,824
Other accrued liabilities	953	2,065
Operating lease liabilities, current portion	384	561
Deferred product and service revenue, current portion	1,175	1,066
Total current liabilities	5,589	6,788
Operating lease liabilities, net of current portion	3,695	1,532
Deferred product and service revenue, net of current portion	524	390
2020 senior secured convertible note payable, net	9,935	9,893
Total liabilities	19,743	18,603
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized at September 30, 2023 and 200,000,000 shares authorized at December 31, 2022; 24,625,670 shares issued and outstanding at September 30, 2023; and 24,578,983 issued and outstanding at December 31, 2022	246	246
Additional paid-in capital	191,685	187,008
Accumulated deficit	(167,837)	(150,367)
Total stockholders’ equity	24,094	36,887
Total liabilities and stockholders’ equity	$43,837	$55,490

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except for share and per share data)

	For The Three Months Ended September 30,
	2023	2022
Revenue:
Product revenue	$2,410	$3,130
Service and other revenue	3,352	2,016
Total revenue	5,762	5,146
Cost of revenue	2,489	1,467
Gross profit	3,273	3,679
Research and development costs	2,429	2,654
Sales and marketing expenses	2,841	2,422
General and administrative expenses	2,900	2,398
Operating loss	(4,897)	(3,795)
Other expense:
Other expense, net	(12)	(25)
Interest income, net	100	32
Net loss	$(4,809)	$(3,788)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.15)
Weighted average shares used in computing net loss per share:
Basic and diluted	24,630,181	24,497,636

	For The Nine Months Ended September 30,
	2023	2022
Revenue:
Product revenue	$7,377	$9,750
Service and other revenue	9,768	5,627
Total revenue	17,145	15,377
Cost of revenue	7,544	5,212
Gross profit	9,601	10,165
Research and development costs	9,057	7,967
Sales and marketing expenses	9,248	6,826
General and administrative expenses	9,036	7,235
Operating loss	(17,740)	(11,863)
Other expense:
Other expense, net	(25)	(22)
Interest income (expense), net	295	(165)
Net loss	$(17,470)	$(12,050)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.71)	$(0.50)
Weighted average shares used in computing net loss per share:
Basic and diluted	24,599,191	24,058,205
See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands)

For The Three and Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, January 1, 2023	24,578,983	$246	$187,008	$(150,367)	$36,887
Issuances of common stock:
Share-based compensation	3,782	—	1,307	—	1,307
Payments for taxes related to net share settlement of equity awards	(514)	—	(5)	—	(5)
Net loss for the period	—	—	—	(5,609)	(5,609)
Balances, March 31, 2023	24,582,251	$246	$188,310	$(155,976)	$32,580
Issuances of common stock:
Share-based compensation	5,484	—	1,645	—	1,645
Payments for taxes related to net share settlement of equity awards	(11,102)	—	(77)	—	(77)
Issuance of common stock under employee stock purchase plan	51,041	—	314	—	314
Net loss for the period	—	—	—	(7,052)	(7,052)
Balances, June 30, 2023	24,627,674	$246	$190,192	$(163,028)	$27,410
Issuances of common stock:
Share-based compensation	(1,001)	—	1,584	—	1,584
Option exercises (cashless)	14,312	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(15,315)	—	(91)	—	(91)
Net loss for the period	—	—	—	(4,809)	(4,809)
Balances, September 30, 2023	24,625,670	$246	$191,685	$(167,837)	$24,094

For The Three and Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, January 1, 2022	23,665,991	$237	$182,482	$(133,932)	$48,787
Issuances of common stock:
Share-based compensation	29,916	—	899	—	899
Warrant and option exercises (cash and cashless)	12,211	—	3	—	3
Net loss for the period	—	—	—	(3,959)	(3,959)
Balances, March 31, 2022	23,708,118	$237	$183,384	$(137,891)	$45,730
Issuances of common stock:
Share-based compensation	379,122	4	876	—	880
Warrant exercises (cash and cashless)	367,006	4	249	—	253
Issuance of common stock under employee stock purchase plan	26,354	—	260	—	260
Net loss for the period	—	—	—	(4,303)	(4,303)
Balances, June 30, 2022	24,480,600	$245	$184,769	$(142,194)	$42,820
Issuances of common stock:
Share-based compensation	20,738	—	1,175	—	1,175
Option exercises (cash and cashless)	23,763	—	7	—	7
Payments for taxes related to net share settlement of equity awards	(24,269)	—	(336)	—	(336)
Net loss for the period	—	—	—	(3,788)	(3,788)
Balances, September 30, 2022	24,500,832	$245	$185,615	$(145,982)	$39,878
See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For The Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,470)	$(12,050)
Adjustments to reconcile net loss to net cash flows from operating activities:
Allowance for credit losses (recoveries)	903	(92)
Depreciation and amortization	443	224
Share-based compensation	4,536	2,954
Amortization of debt issuance costs and original issue discounts	42	41
Amortization of lease right-of-use, net of accretion in lease liabilities	590	400
Accretion of discounts on short-term investments	(126)	(159)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(662)	(982)
Inventory, net	263	(3,318)
Prepaid expenses and other current assets	241	(1,150)
Other assets	22	31
Accounts payable and accrued expenses	(1,023)	1,255
Lease liabilities	(553)	(400)
Deferred revenue	243	144
Net cash flows from operating activities	(12,551)	(13,102)
Cash flows from investing activities:
Purchases of property and equipment	(696)	(214)
Acquisition of licensing rights	(167)	(678)
Purchase of short-term investments	—	(21,590)
Proceeds from maturities of short-term investments	10,000	—
Net cash flows from investing activities	9,137	(22,482)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	—	263
Payments for taxes related to net share settlement of equity awards	(173)	(336)
Proceeds from issuance of common stock under employee stock purchase plan	314	260
Net cash flows from financing activities	141	187
Net change in cash and cash equivalents	(3,273)	(35,397)
Cash and cash equivalents, beginning of period	27,615	54,109
Cash and cash equivalents, end of period	$24,342	$18,712

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$—
Interest	$554	$351

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

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

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of the Business and Financial Condition
ClearPoint Neuro, Inc. (the “Company”) is a commercial-stage medical device company focused on the development and commercialization of innovative platforms for performing minimally invasive surgical procedures in the brain. From the Company’s inception in 1998, the Company has deployed significant resources to fund its efforts to develop the foundational capabilities for enabling MRI-guided interventions, building an intellectual property portfolio, and identifying and building out commercial applications for the technologies it develops. In 2021, the Company’s efforts expanded beyond the MRI suite to encompass development and commercialization of new neurosurgical device products for the operating room setting. In 2022, the Company commercialized the ClearPoint Prism Neuro Laser Therapy System as its first therapy product offering. The Company has exclusive global commercialization rights to the ClearPoint Prism Neuro Laser Therapy System through its Swedish partner, Clinical Laserthermia Systems ("CLS").
Since 2021, a growing part of the Company’s revenue is derived from consulting services to pharmaceutical and biotech companies, academic institutions, or contract research organizations having a focus on biologics and drug delivery. The Company’s services include protocol consultation and solutions for pre-clinical study design and execution. Currently, the Company has more than 50 biologics and drug delivery customers who are evaluating or using its products and services in trials to inject gene and cell therapies directly into the brain. These relationships involve drug development programs that are at various stages of development ranging from preclinical research to late-stage regulatory trials for multiple distinct disease states. This part of the Company’s business potentially represents the largest opportunity for growth; however, the Company’s ability to grow in this market is dependent on its ability to maintain and establish new relationships with customers, such customers' continuation of research and product development plans, and such customers achieving success in completion of clinical trials and subsequent regulatory approvals of their drugs and biologics.
Macroeconomic Trends
The Company continues to monitor the impact of various macroeconomic trends, such as global economic and supply chain disruptions, geopolitical instability (including instability resulting from military conflicts), labor shortages, instability of financial institutions and inflationary conditions. Changes in domestic and global economic conditions, supply chain disruptions, labor shortages, as well as other stimulus and spending programs, have led to higher inflation, which is likely to lead to increased costs and may cause further changes in fiscal and monetary policy. Impacts from inflationary pressures, such as increasing costs for research and development of the Company's products, administrative and other costs of doing business, the potential for instability of the financial institutions where the Company maintains its deposits or other assets, and the Company's access to capital markets and other sources of funding in the future could adversely affect the Company's business, financial condition and results of operations. Additionally, these trends could adversely affect the Company's customers, which could impact their willingness to spend on the Company's products and services, or their ability to make payment, which could harm the Company's collection of accounts receivable and financial results. The rapid development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on the Company's business, financial condition, results of operation and cash flows, which will depend largely on future developments.
Liquidity
The Company has incurred net losses since its inception, which has resulted in a cumulative deficit at September 30, 2023 of $167.8 million. In addition, the Company’s use of cash from operations amounted to $12.6 million for the nine months ended September 30, 2023, and $16.2 million for the year ended December 31, 2022. Since its inception, the Company has financed its operations principally from the sale of equity securities and the issuance of notes payable, however, there is no assurance such sale of equity securities and/or issuance of notes payable will be at terms favorable to the Company or available at all in the future. As required by generally accepted accounting principles in the U.S. ("GAAP"), the Company has evaluated its ability to continue as a going concern and has determined that based on current forecasts, existing cash and cash equivalent balances at September 30, 2023 are sufficient to support the Company's operations and meet its obligations for at least the next twelve months.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2022 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with SEC rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2022 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and nine months ended September 30, 2023, may not be indicative of the results to be expected for the entire year or any future periods.
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
Intangible Assets
The Company is a party to a license agreement that provides rights to the Company for the development and commercialization of products. Under the terms of the license agreement, the Company made payments to the licensor upon execution of the license agreement for access to the underlying technology, and future payments will be based upon achievement of regulatory and commercialization milestones as defined in the license agreement. In 2022, the Company made a payment to the licensor for the achievement of a regulatory milestone, which acts as a prepayment for future royalties.
In conformity with Accounting Standards Codification Section 350, “Intangibles – Goodwill and Other,” the Company amortizes its investment in the upfront license rights described above over an expected useful life of up to five years, or as commercial sales occur for the royalty prepayment. In addition, the Company periodically evaluates the recoverability of its investment in the license rights and records an impairment charge in the event such evaluation indicates that the Company’s investment is not likely to be recovered.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revenue Recognition
The Company’s revenue is comprised primarily of: (1) product revenue, resulting from the sale of functional neurosurgery, navigation, therapy, and biologics and drug delivery disposable products; (2) product revenue resulting from the sale of ClearPoint capital equipment and software; (3) consultation revenue and clinical case support revenue in connection with customer-sponsored pre-clinical and clinical trials; (4) license revenue for the granting of licenses to develop and commercialize the Company's SmartFlow Cannula devices with our customers' proprietary biologics as a combination product, and (5) revenue resulting from the service, installation, training, and shipping related to ClearPoint capital equipment and software. The Company recognizes revenue when (i) control of the Company’s products is transferred to its customers or (ii) services are provided to customers, each in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services, in a process that involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. When a contract calls for the satisfaction of multiple performance obligations for a single contract price, the Company typically allocates the contract price among the performance obligations based on the relative stand-alone prices for each such performance obligation customarily charged by the Company. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.
Lines of Business; Timing of Revenue Recognition
•Functional neurosurgery navigation product, biologics and drug delivery systems product, and therapy product sales: Revenue from the sale of functional neurosurgery navigation products (consisting of disposable products sold commercially and related to cases utilizing the Company's ClearPoint system), biologics and drug delivery systems products (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing the ClearPoint system), and therapy products (consisting primarily of disposable laser-related products used in neurosurgical and non-neurosurgical procedures) is generally based on customer purchase orders, the predominance of which require delivery within one week of the order having been placed, and is generally recognized at the point in time of shipping to the customer, which is the point at which legal title, and risks and rewards of ownership, transfer to the customer. For certain customers, legal title and risks and rewards of ownership transfer upon delivery to the customer as stated in their respective contracts, in which case revenue is recognized upon delivery.
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

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•Functional neurosurgery navigation and therapy services: The Company recognizes revenue for such services over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation.
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
The Company holds the remainder of its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At September 30, 2023, the Company had approximately $1.5 million in bank balances that were in excess of the insured limits.
At September 30, 2023, there were two customers whose accounts receivable balances represented 29% and 24% of accounts receivable at that date. At December 31, 2022, one customer accounted for 19% of accounts receivable at that date.
One pharmaceutical customer, a related party who is a stockholder, a noteholder, and whose chief executive officer is a representative on the Company's Board of Directors (see Note 6), for whom the Company provides hardware, software, clinical services and market development services in support of the customer's clinical trials, and from whom the Company earns a quarterly fee, accounted for 12% and 14% of total sales in the three-month periods ended September 30, 2023 and 2022, respectively, and 12% and 16% of total sales in the nine-month periods ended September 30, 2023 and 2022, respectively. There was one additional customer who comprised 10% of the total sales in the three-month period ended September 30, 2023.
Prior to granting credit to a customer, the Company generally performs credit evaluations of the customers’ financial condition. In general, the Company does not require collateral from customers in connection with an extension of credit. The accounts receivable balance is reduced by an allowance for credit losses from the potential inability of the Company's customers to make required payments. The allowance for credit losses at September 30, 2023, and December 31, 2022, was $1.0 million and $0.1 million, respectively. The Company evaluates the historic loss experience on the accounts receivable balance and also considers separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. The estimate is a result of the Company's ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations.
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
Reclassifications
The accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2023 classifies share-based compensation in the same income statement line items as the cash compensation paid to recipient employees, rather than in general and administrative expense, as had been the practice in previous years. The accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2022 have been conformed to the 2023 presentation.

3.	Revenue Recognition
Revenue by Service Line

	Three Months Ended September 30,
(in thousands)	2023	2022
Biologics and drug delivery
Disposable products	$455	$798
Services and license fees	3,032	1,448
Subtotal – Biologics and drug delivery revenue	3,487	2,246
Functional neurosurgery navigation and therapy
Disposable products	1,874	2,045
Services	44	375
Subtotal – Functional neurosurgery navigation and therapy	1,918	2,420
Capital equipment and software
Systems and software products	81	287
Services	276	193
Subtotal – Capital equipment and software revenue	357	480
Total revenue	$5,762	$5,146

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Biologics and drug delivery
Disposable products	$1,395	$2,873
Services and license fees	8,136	3,935
Subtotal – Biologics and drug delivery revenue	9,531	6,808
Functional neurosurgery navigation and therapy
Disposable products	5,550	5,706
Services	930	1,125
Subtotal – Functional neurosurgery navigation and therapy	6,480	6,831
Capital equipment and software
Systems and software products	432	1,171
Services	702	567
Subtotal – Capital equipment and software revenue	1,134	1,738
Total revenue	$17,145	$15,377
Contract Balances
•Contract assets – The timing of revenue recognition may differ from the time of billing to the Company's customers. In most cases, customers are billed upon shipment of such products or delivery of such services and the related contract assets, which represent an unconditional right to consideration, comprise the accounts receivable balances that are included in the accompanying condensed consolidated balance sheets. When revenue is recognized in advance of its right to bill and receive consideration, the Company records a contract asset. At September 30, 2023, the Company had $0.6 million in contract assets classified as other current assets in the accompanying condensed consolidated balance sheets. Additionally, at December 31, 2022, the Company also had $0.3 million in deferred contract costs, classified as other current assets, related to up-front costs for direct materials incurred to fulfill a customer contract. These costs were recognized as cost of revenue in the second quarter of 2023.
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
During the three and nine months ended September 30, 2023, the Company recognized approximately $0.2 million and $1.0 million of revenue, respectively, which was previously included in deferred revenue in the accompanying condensed consolidated balance sheet at December 31, 2022.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue that will be recognized as revenue in future periods. The majority of the remaining performance obligations relate to capital equipment and software-related service agreements and the upfront payments discussed under the heading "Contract Balances" above, which amounted to approximately $1.7 million at

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2023. The Company expects to recognize 69% of this revenue over the next twelve months and the remainder thereafter.

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
The fair value of cash and cash equivalents of $24.3 million and $27.6 million as of September 30, 2023, and December 31, 2022, respectively, is derived using Level 1 inputs. The cash equivalents are comprised of short-term bank deposits, money market funds, and U.S. Government debt securities with original maturities of three months or less, and the carrying value is a reasonable estimate of fair value.
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

5.	Inventory
Inventory consists of the following as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials and work in process	$6,928	$6,513
Software licenses	211	210
Finished goods	1,848	2,580
Inventory, net, included in current assets	8,987	9,303
Software licenses – non-current	405	450
Total	$9,392	$9,753

6.	Note Payable
As a result of a note financing in 2020, and further described in the following paragraphs, the Outstanding First Closing Note in an aggregate principal amount of $10 million was outstanding at September 30, 2023. At the option of the holder at any time prior to maturity on January 29, 2025, the principal amount may be convertible to the Company’s common stock at a conversion price of $6.00, subject to adjustments as set forth in the SPA and the note agreement.
On January 29, 2020 (the "Closing Date"), the Company completed a financing transaction with two investors (the "2020 Convertible Noteholders"), whereby the Company issued an aggregate principal amount of $17.5 million of secured convertible notes (the "First Closing Notes") pursuant to the SPA, which, unless earlier converted or redeemed, mature on the fifth anniversary of the issuance and bear interest at a rate equal to the sum of (i) the greater of (a) the three (3)-month Secured Overnight Financing Rate (“SOFR”) and (b) two percent (2%), plus (ii) a margin of 2% on the outstanding balance of the First Closing Notes, payable quarterly on the first business day of each calendar quarter. The First Closing Notes may be converted at a price of $6.00 per share, subject to certain adjustments set forth in the SPA and the note agreement, and may not be pre-paid without the consent of the noteholder.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On July 31, 2023, the Company and the 2020 Convertible Noteholders entered into a third amendment to the SPA and note agreement to replace the previously used London Interbank Offered Rate ("LIBOR") and the LIBOR-based mechanics with an interest rate benchmark based on the SOFR and related SOFR-based mechanics.
In May 2021, one of the 2020 Convertible Noteholders (the “Converting Noteholder”) converted the entire $7.5 million principal amount of such Converting Noteholder’s First Closing Note, and related accrued interest, amounting to approximately $0.04 million, into 1,256,143 shares of the Company’s common stock.
The SPA gave the Company the right, but not the obligation, to request at any time on or prior to January 11, 2022, that one of the 2020 Convertible Noteholders purchase additional Second Closing Note (as defined in the SPA) and additional Third Closing Note (as defined in the SPA), and provided that such 2020 Convertible Noteholder had the right, but not the obligation, to purchase such notes.
In December 2020, upon execution of the second amendment to the SPA, the Company issued the Second Closing Note to one of the 2020 Convertible Noteholders. On November 3, 2021, the holder of the Second Closing Note converted the entire $7.5 million principal amount of such note, along with related accrued and payment in-kind interest aggregating $0.3 million, into 773,446 shares of the Company's common stock.
The aggregate carrying amount of the Outstanding First Closing Note in the accompanying September 30, 2023 and December 31, 2022 condensed consolidated balance sheets is presented net of financing costs, comprised of commissions and legal expenses, having an unamortized balance of $0.1 million at each of those respective dates.
The Outstanding First Closing Note is secured by all the assets of the Company.
The holder of the Outstanding First Closing Note is a significant customer of the Company, whose chief executive officer is a member of the Company’s Board of Directors. See Note 2, Concentration Risks and Other Risks and Uncertainties.
Scheduled Note Payable Maturity
Scheduled principal payment as of September 30, 2023 with respect to the remaining note payable is summarized as follows:

Year ending December 31,	(in thousands)
2025	$10,000
Total scheduled principal payment	10,000
Less: Unamortized financing costs	(65)
Total	$9,935

7.	Leases
The Company subleases office space in Solana Beach, California, that serves as its corporate headquarters and houses certain management and personnel. The sublease term commenced on December 15, 2020, is set to expire on December 31, 2026, and is renewable for an additional five-year period, at the Company’s option, provided that the Company’s landlord has entered into an extension of its prime lease for the office space that encompasses the Company’s office space for at least five years.
The Company leases space in Carlsbad, California, that houses office space and a manufacturing facility under a lease that commenced on June 1, 2023 and ends on May 31, 2033. The Company has two options to extend the lease term for thirty-six or sixty months, at the fair market rental value. In the third quarter of 2023, the Company was substantially complete with the establishment of the new facility. Accordingly, the Company terminated its prior manufacturing facility lease in Irvine, California, effective October 2023. The lease termination did not have a material impact to the financial statements.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The aforementioned leases are classified as operating leases in conformity with GAAP. The aggregate lease costs, included in general and administrative expense, were $0.2 million and $0.1 million for each of the three months ended September 30, 2023 and 2022, respectively, and $0.5 million and $0.4 million for each of the nine months ended September 30, 2023 and 2022.

8.	Stockholders’ Equity
The Fourth Amended and Restated 2013 Incentive Compensation Plan became effective in 2022. The plan permits the issuance of options, restricted stock, restricted stock units and other awards to selected employees, directors and consultants of the Company. The equity incentive plans are more fully described in Note 9 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Share-Based Compensation Expense
The Company records share-based compensation expense on a straight-line basis over the vesting periods of the related grants and recognizes forfeitures as they occur. The following table sets forth share-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended September 30,
	(in thousands)
	2023	2022
Cost of revenue	26	17
Research and development	357	216
Sales and marketing	431	300
General and administrative	770	642
Share-based compensation expense	$1,584	$1,175

	Nine Months Ended September 30,
	(in thousands)
	2023	2022
Cost of revenue	74	33
Research and development	1,009	701
Sales and marketing	1,277	639
General and administrative	2,176	1,581
Share-based compensation expense	$4,536	$2,954
Share-based compensation expense by type of share-based award is summarized below:

	Three Months Ended September 30,
	(in thousands)
	2023	2022
Stock options	233	260
RSAs and RSUs	1,308	860
ESPP	43	55
	$1,584	$1,175

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	(in thousands)
	2023	2022
Stock options	747	830
RSAs and RSUs	3,612	1,957
ESPP	177	167
	$4,536	$2,954
Total unrecognized compensation expense by type of award and the weighted-average remaining requisite period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

Years Ended	September 30, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	$1,208	1.82
RSAs and RSUs	$8,187	1.94
Stock Option Activity
Stock option activity under the Company’s current and previous plans during the nine months ended September 30, 2023 is summarized below:

	Stock Options	Weighted-average Exercise price per share	Weighted-average Remaining Contractual Life (in years)	Intrinsic Value(1) (in thousands)
Outstanding at December 31, 2022	1,398,286	$8.69
Granted	111,107	$8.10
Exercised	(20,000)	$1.82
Forfeited or expired	(4,374)	$41.52
Outstanding at September 30, 2023	1,485,019	$8.64	5.69	$1,867
Exercisable at September 30, 2023	1,258,707	$8.29	5.10	$1,867
Vested and expected to vest at September 30, 2023	1,485,019	$8.64	5.69	$1,867

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.
Restricted Stock Award Activity
Restricted stock award ("RSA") activity for the nine months ended September 30, 2023 is summarized below:

	Restricted Stock Awards	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2022	684,389	$11.10
Vested	(270,042)	$10.06
Forfeited	(5,395)	$12.51
Outstanding at September 30, 2023	408,952	$11.78
Restricted Stock Unit Activity
Restricted stock unit ("RSU") activity for the nine months ended September 30, 2023 is summarized below:

	Restricted Stock Units	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2022	13,146	$11.41
Granted	766,625	$8.11
Vested	(13,660)	$8.73
Outstanding at September 30, 2023	766,111	$8.15
ESPP
On June 3, 2021, the Company’s stockholders adopted and approved the ClearPoint Neuro, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. A total of 400,000 shares of the Company’s common stock were made available for issuance pursuant to the terms of the ESPP. Each offering period is for six months, and the first offering period commenced on July 1, 2021. During the first offering period of 2023, 51,041 shares were purchased at an average per share price of $6.15.
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
Warrant activity for the nine months ended September 30, 2023 is summarized below:

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2022	36,554	$16.23
Expired	(36,554)	$16.23
Outstanding at September 30, 2023	—	—

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
Overview
We are a commercial-stage medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain. We have deployed significant resources to fund our efforts to develop the foundational capabilities for enabling MRI-guided interventions, building an intellectual property portfolio, and identifying and building out commercial applications for the technologies developed by our company. Beginning in 2021, our efforts have expanded beyond the MRI suite to encompass development and commercialization of new neurosurgical device products for the operating room. In 2022, we commercialized the ClearPoint Prism Neuro Laser Therapy System as our first therapy product offering. We have exclusive global commercialization rights to the ClearPoint Prism Neuro Laser Therapy System through our Swedish partner, Clinical Laserthermia Systems ("CLS").
Since 2020, we have evolved to become a company comprised of two parts. The first foundational part is a medical device company providing medical devices for neurosurgery applications. The second part is focused on partnerships in the biologics and drug delivery space.
Since 2021, a growing part of our revenue is derived from consulting services to pharmaceutical and biotech companies, academic institutions, or contract research organizations having a focus on biologics and drug delivery. Our services include protocol consultation and solutions for pre-clinical study design and execution. Currently, we have more than 50 biologics and drug delivery customers who are evaluating or using our products and services in trials to inject gene and cell therapies directly into the brain. These relationships involve drug development programs that are at various stages of development ranging from pre-clinical research to late-stage regulatory trials for multiple distinct disease states. This part of our business potentially represents the largest opportunity for growth; however, our ability to grow in this market is dependent on our ability to maintain and establish new relationships with customers, such customers' continuation of research and product development plans, and such customers achieving success in completion of clinical trials and subsequent regulatory approvals of their drugs and biologics.
Substantially all our revenue for the three and nine months ended September 30, 2023 and 2022 relates to (i) sales of our ClearPoint system products and related services and (ii) consulting services from our customers in the biologics and drug delivery space. We have financed our operations and internal growth primarily through the sale of equity securities and the issuance of convertible and other secured notes. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of September 30, 2023, we had accumulated losses of $167.8 million. We may continue to incur operating losses as we expand our ClearPoint system platform and our business generally.
Factors Which May Influence Future Results of Operations
The following is a description of factors that may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.
Macroeconomic Trends
We continue to monitor the impact of various macroeconomic trends, such as global economic and supply chain disruptions, geopolitical instability (including instability resulting from military conflicts), labor shortages, instability of financial institutions and inflationary conditions. Changes in domestic and global economic conditions, supply chain disruptions, labor shortages, as well as other stimulus and spending programs, have led to higher inflation, which is likely to lead to increased costs and may cause further changes in fiscal and monetary policy. Impacts from inflationary pressures, such as increasing costs for research and development of our products, administrative and other costs of doing business, the potential for instability of the financial institutions where we maintain our deposits or other assets, and our availability to access capital markets and other sources of funding in the future could adversely affect our business, financial condition and results of operations. Additionally, these trends could adversely affect our customers, which could impact their willingness to spend on our products and services, or their ability to make payment, which could harm the Company's collection of accounts receivable and financial results. The rapid development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments.
Revenue
In 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the U.S. for general neurosurgery procedures; in February 2011 and May 2018, we also obtained CE marking for our ClearPoint system and SmartFlow cannula, respectively; and in June 2020, we obtained CE marking for version 2.0 of our ClearPoint software and our Inflexion head fixation frame. In January 2021, we received 510(k) clearance for the SmartFrame Array Neuro Navigation System. In September 2022 the ClearPoint Prism™ Neuro Laser Therapy System, which we have exclusive global right to commercialize, received 510(k) clearance through CLS. The Prism laser represents the first therapy product we have commercialized.
In 2021, we started providing consulting services to our pharmaceutical and other medical technology customers for improving outcome predictability and optimizing pre-clinical and clinical workflows. Our expertise is concentrated in benchtop testing, pre-clinical studies, clinical trial support, regulatory consultation, and over-arching translation from the pre-clinical to the clinical setting to enhance accuracy and precision of drug delivery.
Future revenue from sales of our ClearPoint platform products and services is difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses.
Generating recurring revenue from the sale of products is an important part of our business model for our ClearPoint system. Our product revenue was approximately $2.4 million and $7.4 million for the three and nine months ended September 30, 2023, respectively, and was almost entirely related to our ClearPoint system. Our service revenue was approximately $3.4 million and $9.8 million for the three and nine months ended September 30, 2023, respectively, of which 90% and 83%, respectively, is related to the biologics and drug delivery service line.
Our revenue recognition policies are more fully described in Note 2 to the Condensed Consolidated Financial Statements included above in Part I, Item 1 in this Quarterly Report.
Underlying the revenue from sales of products and services to our biologics and drug delivery customers is the number of direct customers and end users of our products and/or services (“Partners”). Our Partners consist of pharmaceutical and biotech companies, academic institutions, or customer-sponsored contract research organizations that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which the commercial success is uncertain, pending, in part, on the outcome of those trials. While our revenue from sales of products and services to our biologics and drug delivery customers is indicative of growth, the number of Partner relationships is also of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through our Partners’ use of our products and services in their delivery of therapies. At September 30, 2023, we had more than 50 Partners, which is similar to the number of Partners as of the same date in 2022.
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
Research and Development Costs
Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and enhancements. Such costs include salaries, travel, and benefits for research and development personnel; materials and laboratory supplies in research and development activities; outside consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) continue to develop enhancements to our ClearPoint system and SmartFlow cannula; and (ii) seek to expand the application of our technological platforms. From our inception through September 30, 2023, we have incurred approximately $90 million in research and development expenses.
Product development timelines, likelihood of success, and total costs can vary widely by product candidate. There are also risks inherent in the regulatory clearance and approval process. At this time, we are unable to estimate with any certainty the costs that we will incur in our efforts to expand the application of our technological platforms.
Sales and Marketing, and General and Administrative Expenses
Our sales and marketing, and general and administrative expenses consist primarily of salaries, incentive-based compensation, travel and benefits, including share-based compensation; marketing costs; professional fees, including fees for outside attorneys and accountants; occupancy costs; insurance; and other general and administrative expenses, which include, but are not limited to, corporate licenses, director fees, hiring costs, taxes, postage, office supplies, information technology and meeting costs. Our sales and marketing expenses are expected to continue to increase due to costs associated with the continued commercialization of our products and services and the increased headcount necessary to support growth in operations.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023, as compared to the critical accounting policies and estimates described in our 2022 Form 10-K.
Results of Operations
Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Percentage Change
Product revenue	$2,410	$3,130	(23)%
Service and other revenue	3,352	2,016	66%
Total revenue	5,762	5,146	12%
Cost of revenue	2,489	1,467	70%
Gross profit	3,273	3,679	(11)%
Research and development costs	2,429	2,654	(8)%
Sales and marketing expenses	2,841	2,422	17%
General and administrative expenses	2,900	2,398	21%
Other expense:
Other expense, net	(12)	(25)	NM%
Interest income, net	100	32	213%
Net loss	$(4,809)	$(3,788)	27%
NM – The percentage change is not meaningful.

Revenue. Total revenue was $5.8 million for the three months ended September 30, 2023, and $5.1 million for the three months ended September 30, 2022, which represents an increase of $0.6 million, or 12%.

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Percentage Change
Biologics and drug delivery
Disposable products	$455	$798	(43)%
Services and license fees	3,032	1,448	109%
Subtotal – Biologics and drug delivery revenue	3,487	2,246	55%
Functional neurosurgery navigation and therapy
Disposable products	1,874	2,045	(8)%
Services	44	375	(88)%
Subtotal – Functional neurosurgery navigation and therapy	1,918	2,420	(21)%
Capital equipment and software
Systems and software products	81	287	(72)%
Services	276	193	43%
Subtotal – Capital equipment and software revenue	357	480	(26)%
Total revenue	$5,762	$5,146	12%
Biologics and drug delivery revenue, which includes sales of disposable products and services related to customer-sponsored pre-clinical and clinical trials, increased 55% to $3.5 million for the three months ended September 30, 2023, from $2.2 million for the same period in 2022. This increase is attributable to a $1.6 million increase in service revenue related to new pre-clinical trials and consulting agreements entered into with our Partners during the three months ended September 30, 2023, compared to the same period in 2022, partially offset by a $0.3 million decrease in product revenue.
Functional neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, decreased 21% to $1.9 million for the three months ended September 30, 2023, from $2.4 million for the same period in 2022. The decrease is driven by lower service revenue of $0.3 million as a result of pausing a co-development program with one of our Brain Computer Interface partners and lower product revenue of $0.2 million due to lower utilization in hospitals during the three months ended September 30, 2023, compared to the same period in 2022.
Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software and related services, decreased 26% to $0.4 million for the three months ended September 30, 2023, from $0.5 million for the same period in 2022 due primarily to a decrease in the placements of ClearPoint capital and software.
Cost of Revenue and Gross Profit. Cost of revenue was $2.5 million, resulting in gross profit of $3.3 million and gross margin of 57%, for the three months ended September 30, 2023, and was $1.5 million, resulting in gross profit of $3.7 million and representing a gross margin of 71%, for the three months ended September 30, 2022. The decrease in gross margin was primarily due to an increase in biologics and drug delivery pre-clinical services, which, to date, have had a lower margin than prior year, as we launch new services and increase our presence in this space. Increased costs related to the transition to the new manufacturing facility also contributed to the decrease in gross margin compared to prior year.
Research and Development Costs. Research and development costs were $2.4 million for the three months ended September 30, 2023, compared to $2.7 million for the same period in 2022, a decrease of $0.2 million, or 8%. The decrease was due primarily to reprioritization of certain research and development initiatives, partially offset by higher personnel and share-based compensation costs.
Sales and Marketing Expenses. Sales and marketing expenses were $2.8 million for the three months ended September 30, 2023, compared to $2.4 million for the same period in 2022, an increase of $0.4 million, or 17%. This increase was due primarily to additional personnel costs, including share-based compensation, resulting from increases in headcount.
General and Administrative Expenses. General and administrative expenses were $2.9 million for the three months ended September 30, 2023, compared to $2.4 million for the same period in 2022, an increase of $0.5 million, or 21%. This increase was due primarily to an increase in the allowance for credit losses of $0.5 million, partially offset by lower professional fees of $0.1 million.
Interest Income (Expense). Net interest income for the three months ended September 30, 2023 was $0.1 million, compared to $0.03 million for the same period in 2022. The increase in interest income was due to higher interest rates and the Company's investment in U.S. Government debt securities, offset partially by the higher amount of interest paid on the 2020 Secured Convertible Note during the three months ended September 30, 2023, relative to the same period in 2022. See Note 6 to the Condensed Consolidated Financial Statements included above in Part 1, Item 1 in this Quarterly Report for additional information with respect to the 2020 secured notes.
Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Percentage Change
Product revenue	$7,377	$9,750	(24)%
Service and other revenue	9,768	5,627	74%
Total revenue	17,145	15,377	11%
Cost of revenue	7,544	5,212	45%
Gross profit	9,601	10,165	(6)%
Research and development costs	9,057	7,967	14%
Sales and marketing expenses	9,248	6,826	35%
General and administrative expenses	9,036	7,235	25%
Other expense:
Other expense, net	(25)	(22)	NM%
Interest income (expense), net	295	(165)	279%
Net loss	$(17,470)	$(12,050)	45%
NM – The percentage change is not meaningful.
Revenue. Total revenue was $17.1 million for the nine months ended September 30, 2023, and $15.4 million for the nine months ended September 30, 2022, which represents an increase of $1.8 million, or 11%.

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Percentage Change
Biologics and drug delivery
Disposable products	$1,395	$2,873	(51)%
Services and license fees	8,136	3,935	107%
Subtotal – Biologics and drug delivery revenue	9,531	6,808	40%
Functional neurosurgery navigation and therapy
Disposable products	5,550	5,706	(3)%
Services	930	1,125	(17)%
Subtotal – Functional neurosurgery navigation and therapy	6,480	6,831	(5)%
Capital equipment and software
Systems and software products	432	1,171	(63)%
Services	702	567	24%
Subtotal – Capital equipment and software revenue	1,134	1,738	(35)%
Total revenue	$17,145	$15,377	11%
Biologics and drug delivery revenue, which includes sales of disposable products and services related to customer-sponsored pre-clinical and clinical trials, increased 40% to $9.5 million for the nine months ended September 30, 2023, from $6.8 million for the same period in 2022. This increase is attributable to a $4.2 million increase in service revenue related to new pre-clinical studies and trials entered into with our partners and the recognition of license fees during the nine months ended September 30, 2023, compared to the same period in 2022, partially offset by a $1.5 million decrease in product revenue.
Functional neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, decreased 5% to $6.5 million for the nine months ended September 30, 2023, from $6.8 million for the same period in 2022. The decrease is driven by lower service revenue of $0.2 million as a result of pausing a co-development program with one of our Brain Computer Interface partners and lower product revenue of $0.2 million due to lower utilization in hospitals during the nine months ended September 30, 2023, compared to the same period in 2022.
Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software and related services, decreased 35% to $1.1 million for the nine months ended September 30, 2023, from $1.7 million for the same period in 2022 due primarily to a decrease in the placements of ClearPoint capital and software.
Cost of Revenue and Gross Profit. Cost of revenue was $7.5 million, resulting in gross profit of $9.6 million and gross margin of 56%, for the nine months ended September 30, 2023, and was $5.2 million, resulting in gross profit of $10.2 million and representing a gross margin of 66%, for the nine months ended September 30, 2022. The decrease in gross margin was primarily due to an increase in biologics and drug delivery pre-clinical services, which, to date, have had a lower margin than prior year, as we launch new services and increase our presence in this space. Increased costs related to the transition to the new manufacturing facility also contributed to the decrease in gross margin compared to prior year.
Research and Development Costs. Research and development costs were $9.1 million for the nine months ended September 30, 2023, compared to $8.0 million for the same period in 2022, an increase of $1.1 million, or 14%. The increase was due primarily to increases in personnel costs, including share-based compensation, of $1.5 million, as a result of increased headcount, offset slightly for lower research and development costs of $0.5 million as a result of reprioritization of certain initiatives.
Sales and Marketing Expenses. Sales and marketing expenses were $9.2 million for the nine months ended September 30, 2023, compared to $6.8 million for the same period in 2022, an increase of $2.4 million, or 35%. This increase was due primarily to additional personnel costs, including share-based compensation, resulting from increases in headcount.
General and Administrative Expenses. General and administrative expenses were $9.0 million for the nine months ended September 30, 2023, compared to $7.2 million for the same period in 2022, an increase of $1.8 million, or 25%. This increase was due primarily to an increase in the allowance for credit losses of $1.0 million, increases in personnel costs, including share-based compensation of $0.6 million, and $0.2 million of additional occupancy costs as a result of the new Carlsbad facility.
Interest Income (Expense). Net interest income for the nine months ended September 30, 2023 was $0.3 million, compared to $0.2 million net interest expense for the same period in 2022. The increase in interest income was due to higher interest rates and the Company's investment in U.S. Government debt securities, offset partially by the higher amount of interest paid on the 2020 Secured Convertible Note, during the nine months ended September 30, 2023, relative to the same period in 2022. See Note 6 to the Condensed Consolidated Financial Statements included above in Part 1, Item 1 in this Quarterly Report for additional information with respect to the 2020 secured notes.
Liquidity and Capital Resources
We have incurred net losses since our inception, which has resulted in a cumulative deficit at September 30, 2023 of $167.8 million. In addition, our use of cash from operations amounted to $12.6 million for the nine months ended September 30, 2023, and $16.2 million for the year ended December 31, 2022.
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
As a result of these transactions and our business operations, our cash and cash equivalents totaled $24.3 million at September 30, 2023. In management’s opinion, based on our current forecasts for revenue, expense and cash flows, our existing cash and cash equivalent balances at September 30, 2023, are sufficient to support our operations and meet our obligations for at least the next twelve months.
Cash Flows
Cash activity for the nine months ended September 30, 2023 and 2022 is summarized as follows:

	Nine months ended September 30,
(in thousands)	2023	2022
Cash used in operating activities	(12,551)	(13,102)
Cash provided by (used in) investing activities	9,137	(22,482)
Cash provided by financing activities	141	187
Net change in cash and cash equivalents	$(3,273)	$(35,397)
Net Cash Flows from Operating Activities. Net cash flows used in operating activities for the nine months ended September 30, 2023, were $12.6 million, a decrease of $0.6 million from the nine months ended September 30, 2022. This decrease consisted of a net decrease in operating assets and liabilities of $3.0 million and a net increase in non-cash items of $3.0 million, partially offset by an increase in net loss of $5.4 million. The change in operating assets and liabilities is primarily due to lower inventory purchases after a ramping up of inventory stock in response to supply chain disruptions over the past year, partially offset by increased use of cash to pay down accounts payables and accrued expenses. The change in the non-cash items results primarily from increases in share-based compensation and allowance for credit losses.
Net Cash Flows from Investing Activities. Net cash flows provided by investing activities for the nine months ended September 30, 2023, were $9.1 million and consisted of proceeds from the maturities of short-term investments, partially offset primarily by equipment acquisitions related to our new manufacturing site in Carlsbad, California.
Net cash flows used in investing activities for the nine months ended September 30, 2022, were $22.5 million and consisted primarily of the purchase of short-term marketable investments of $21.6 million as well as equipment acquisitions and licensing rights.
Net Cash Flows from Financing Activities. Net cash flows provided by financing activities for the nine months ended September 30, 2023, consisted of proceeds from the issuance of common stock under the employee stock purchase plan, partially offset by payments for taxes related to shares withheld in connection with the vesting of restricted stock awards.
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
•the ultimate duration and impact of macroeconomic trends, including inflationary pressures, supply chain disruptions, geopolitical instability (including military conflicts), and instability of financial institutions;
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
At September 30, 2023, we had $10 million of principal outstanding under the Outstanding First Closing Note, which is subject to interest rate fluctuations. Prior to July 1, 2023, the Outstanding First Closing Note bore interest at a rate equal to the sum of (i) the greater of (a) the three (3)-month LIBOR and (b) two percent (2%), plus (ii) a margin of 2% on the outstanding balance of the Outstanding First Closing Note. Effective July 1, 2023, the reference to LIBOR was replaced by an interest rate benchmark based on SOFR. At September 30, 2023, the three-month SOFR was greater than the 2% floor as a result of rising interest rates, and the rate paid on the Outstanding First Closing Note was 7.25%. If interest rates continue to increase, a one-percent to two-percent increase would result in additional annual interest expense of $0.4 million to $0.5 million above the floor, respectively. Information with respect to the Outstanding First Closing Note may be found in Note 6 to the Condensed Consolidated Financial Statements included above in Part 1, Item 1 in this Quarterly Report.
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
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In early 2023, multiple banks were closed by regulatory agencies and swept into receivership. We currently have our cash and cash equivalents held in deposit in accounts at certain FDIC-insured financial institutions, some of which include amounts in excess of the insurance coverage offered by the FDIC. In the future, we may maintain our cash assets at financial institutions in the United States in amounts that may be in excess of the FDIC insurance limit of $250,000. In the event of a failure of any of these financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such deposits or assets exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
Not applicable. Without limiting the generality of the foregoing, during the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements, as defined in Item 408(a) of Regulation.

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
10.1
Third Omnibus Amendment to the Securities Purchase Agreement and Senior Secured Convertible Notes, dated July 31, 2023, by and among ClearPoint Neuro, Inc., PTC Therapeutics, Inc., and Petrichor Opportunities Fund I LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 1, 2023).

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

Date: November 9, 2023

CLEARPOINT NEURO, INC.

	By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danilo D’Alessandro
Danilo D’Alessandro
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)