Form 10-K
period 2023-12-31
ClearPoint Neuro, Inc.
filed 2024-03-12
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $155 million based on the closing sale price as reported on the Nasdaq Capital Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 5, 2024
Common Stock, $.01 par value per share	26,976,289 shares
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2024 annual meeting of stockholders.

CLEARPOINT NEURO, INC.
Trademarks, Trade Names and Service Marks
ClearPoint Neuro®, ClearPoint®, SmartFlow®, SmartFrame®, SmartGrid®, Inflexion™, SmartTwist™, SmartTip™, ClearPoint Maestro®, SmartFrame Array®, SmartFrame OR™, ClearPoint Neuro Orchestra™, ClearPoint Prism®, SmartFlow Flex™, ClearPointer™, When Your Path is Unclear, We Point The Way®, and MRI Interventions® are all trademarks of ClearPoint Neuro, Inc. Any other trademarks, trade names or service marks referred to in this Annual Report are the property of their respective owners.

Company Names Used in this Annual Report
As used in this Annual Report, we, us, our, the Company or ClearPoint Neuro refer to ClearPoint Neuro, Inc. and its affiliates; Siemens refers to Siemens Healthineers AG and its affiliates; Boston Scientific refers to Boston Scientific Corporation and its affiliates; Brainlab refers to Brainlab AG and its affiliates; UCB refers to UCB Biopharma SRL and its affiliates; CLS refers to Clinical Laserthermia Systems AB and its affiliates; IMRIS refers to IMRIS, Deerfield Imaging, Inc. and its affiliates; PTC refers to PTC Therapeutics, Inc. and its affiliates; Philips refers to Koninklijke Philips N.V. and its affiliates; Abbott refers to Abbott Laboratories and its affiliates; Elekta refers to Elekta AB and its affiliates; NE Scientific refers to NE Scientific, LLC and its affiliates; NeuroPace refers to NeuroPace, Inc. and its affiliates; Medtronic refers to Medtronic plc and its affiliates; UCSF refers to the University of California, San Francisco; and Johns Hopkins refers to Johns Hopkins University.

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
•Our business, financial condition, and results of operations may be adversely affected by general economic and financial market conditions, and current and future social and geopolitical instability.
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
•We hold assets at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation ("FDIC"), which could negatively affect our operations or liquidity.
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
•Patent terms may be inadequate to protect our competitive position for an adequate amount of time and we may not be able to protect our intellectual property rights throughout the world.
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
ITEM 1. BUSINESS
Overview
We are a commercial-stage medical device company, incorporated in 1998 as a Delaware corporation, that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain. From our inception in 1998, we have deployed significant resources to fund our efforts to develop the foundational capabilities for enabling magnetic resonance imaging ("MRI") guided interventions, building an intellectual property portfolio, and identifying and building out commercial applications for the technologies we develop. In 2021, our efforts expanded beyond the MRI suite to encompass development and commercialization of neurosurgical device products for the operating room setting, as well as consulting services for pharmaceutical companies. Our products have been installed or used at over 75 centers globally.
Since 2020, we have evolved to become a company comprised of two parts: (i) a business providing medical devices for neurosurgical applications, and (ii) a business focused on partnerships in the biologics and drug delivery space.
Medical Devices for Neurosurgical Application
The first foundational part of our business is focused on providing medical devices for neurosurgical applications.
Our primary medical device product, the ClearPoint system, is an integrated system comprised of hardware components, disposable components, and intuitive, menu-driven software. The primary applications for the ClearPoint system are to target and guide: (a) the insertion of deep brain stimulation electrodes, biopsy needles, and laser catheters; and (b) the infusion of pharmaceuticals into the brain. The ClearPoint system was originally designed for use in an MRI setting. In 2021, we launched the SmartFrame Array Neuro Navigation System and Software, which allows for operating room placement of the ClearPoint system and completion of the procedure in the MRI suite. In 2024, we commenced limited market release of the SmartFrame OR Stereotactic System, which allows for complete procedures to be performed in the operating room.
In 2022, we commenced commercialization of the ClearPoint Prism Neuro Laser Therapy System, a laser ablation system. The ClearPoint Prism Neuro Laser Therapy System was developed and is manufactured for us by CLS. We have exclusive global rights to commercialize the system for neuro applications.
Biologics and Drug Delivery
The second part of our business is focused on partnerships in the biologics and drug delivery space, supporting our customers from the earliest stages of their research through their clinical study and commercialization process. Since 2021, a growing part of the revenue from our business is derived from preclinical development services, which include protocol consultation and solutions for preclinical study design and execution. Our consulting services include a core competency of in vivo biology services in large and small research models to assist our customers with establishing drug safety prior to and in support of their human clinical trials.
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
Our Products and Services
The ClearPoint System
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
ClearPoint Disposables. The disposable components of our ClearPoint system consist primarily of our SmartFrame trajectory device, a hand controller and related accessories, and our SmartFlow Cannula. Our SmartFrame device is an adjustable trajectory guide that attaches to the patient’s skull and holds the targeting cannula. The hand controller attaches to our SmartFrame device, and it is used by the physician to adjust the roll, pitch, and X and Y orientation of the targeting cannula while the patient is in the MRI scanner. The accessories include all other components necessary to facilitate the MRI-guided neurosurgical procedure, such as our SmartGrid patch, which is an MRI-visible marking grid that enables rapid localization of the entry position into the brain, and our customized surgical draping, which creates a sterile field within the MRI scanner. The SmartFrame OR Stereotactic System is a single use disposable that does not require MRI guidance. For drug delivery procedures, our SmartFlow cannula, which is an MRI-compatible injection and aspiration cannula, serves as the vehicle for the delivery of the compound.
ClearPoint Software. Our ClearPoint system software guides the physician in surgical planning, device alignment, navigation to the target and procedure monitoring. The software uses image segmentation algorithms to help locate and identify our SmartFrame device and its targeting cannula, as well as the anatomical structures of the brain. The software also performs geometric computations to provide the physician with information regarding the positioning of instruments inserted into the patient’s brain relative to the target anatomical structures. At the completion of the procedure, the software generates an automated report that includes the key metrics from the procedure. In 2022, we received FDA approval for the ClearPoint Maestro Brain Model, a software tool which we designed to automate the process of identifying, labelling, and quantifying the volume and shape of brain structures visible in MRI images.
ClearPoint Therapeutic Solutions
Our ClearPoint Prism Neuro Laser Therapy System is indicated for use to necrotize or coagulate soft tissue through interstitial irradiation or thermal therapy for neuro applications under 3.0T MRI guidance. The laser system can be used in conjunction with the ClearPoint navigation platform to refine the desired trajectory for the laser therapy catheter and to confirm accurate laser catheter placement. The laser system consists of a mobile laser unit, Thermoguide software to monitor changes in tissue temperature during therapy, and disposable laser applicator and magnetic resonance ("MR") introducer components.
ClearPoint Services
We provide consulting services to our pharmaceutical and other medical technology partners for improving outcome predictability and optimizing preclinical and clinical workflows. Our expertise is concentrated in benchtop testing, preclinical studies, clinical trial support, regulatory consultation, and over-arching translation from the preclinical to the clinical setting to enhance accuracy and precision of drug delivery. In 2021, we expanded our expertise to include in vivo biology services in large and small research models to assist our customers with establishing drug safety prior to and in support of human clinical trials.

Regulatory Status
Our ClearPoint system 510(k) clearance from the FDA permits us to market and promote our ClearPoint system in the U.S. for use in general neurosurgical procedures, which includes procedures such as biopsies, laser catheter insertions, and deep brain stimulation lead and electrode insertions. This is the same general indication for use that applies to other devices that have traditionally been used in the performance of stereotactic neurosurgical procedures. In the EU, UK, Israel, and Brazil our approval carries a similar indication for use.
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
Our SmartFrame OR Stereotactic System received 510(k) clearance in 2024. SmartFrame OR is intended to provide stereotactic guidance for the placement and operation of instruments or devices during planning and operation of neurological procedures performed in conjunction with the use of a compatible optical stereotaxic navigation system using preoperative MRI and/or Computed Tomography ("CT") imaging. These procedures include biopsies, catheter placement and electrode introduction, including the placement of deep brain stimulation ("DBS") leads. SmartFrame OR is a disposable device intended for single patient use only.
Market Discussion
Medical Devices for Neurosurgical Application
We believe there are more than 140,000 potential neurosurgical procedures per year in the U.S. in which our ClearPoint products could be used as a navigational platform for functional stereotactic neurosurgery in indications currently approved by the FDA or as a therapy device for performance of laser interstitial thermal therapy ("LITT"):
•Electrode Placement – The current standard of care for the placement of the DBS or responsive neurostimulation ("RNS") electrodes in the operating room requires the patient to be awake during surgery in order to verify proper placement. When DBS or RNS is performed in the MRI suite, our ClearPoint system can provide intra-procedural navigation and visualization of the electrode placement and the patient may be placed under general anesthesia for the procedure. Three manufacturers have received FDA clearances for DBS systems: Medtronic, Boston Scientific and Abbott Laboratories. All three have products that are indicated for Parkinson’s disease, essential tremor, and drug resistant epilepsy. DBS is used to treat the symptoms of Parkinson’s Disease, a degenerative condition that affects more than one million people in the U.S. and 10 million people worldwide. DBS works by stimulating a targeted region of the brain through implanted leads that are powered by a device called an implantable pulse generator. We estimate 120,000 Parkinson’s disease and essential tremor patients per year are potential candidates for the implantation of deep brain stimulation electrodes utilizing our ClearPoint system. In addition, patients suffering from drug resistant epilepsy, refractory essential tremor, dystonia, severe obsessive compulsion disorder, severe major depressive disorder, paralysis, Huntington’s disease, auditory nerve implantation, Alzheimer’s disease and stroke rehabilitation may create additional potential procedure opportunities in the future. The only commercially available RNS system on the market is manufactured by NeuroPace. Their brain-responsive neuromodulation system is currently approved for use in patients with drug resistant epilepsy and refractory idiopathic generalized epilepsy.
•LITT – LITT is a minimally-invasive MRI-guided technique to treat primary and metastatic brain tumors, as well as patients with drug-resistant epilepsy. The treatment uses heat to treat and ablate the tumor or regions where seizures begin. In the U.S. approximately 35,000 patients have brain tumors that could benefit from LITT and up to one million suffer from drug-resistant epilepsy. Historically two manufacturers have FDA cleared laser therapy systems in North America – Medtronic’s Visualase system and Monteris Medical’s NeuroBlate system. In September 2022, our development partner CLS received 510(k) clearance for its MRI guided laser interstitial thermal therapy system for neuro applications, and we commenced commercialization of this laser system, marketed as the ClearPoint Prism Neuro Laser Therapy System, in the U.S.
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
Biologics and Drug Delivery
The blood-brain barrier prevents large-molecule, and nearly all small-molecule, neurotherapeutics from reaching the brain. Several pharmaceutical and biotech companies are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier. This may enable the development of treatments for rare single-gene pediatric disorders, such as AADC Deficiency, Friedreich’s Ataxia and Angelman Syndrome, as well as adult disorders including Parkinson’s disease, drug resistant epilepsy, Huntington’s disease, Alzheimer’s disease and certain types of cancers, such as Glioblastoma. The potential addressable market by 2025 for these indications is estimated to be a $7 billion dollar market opportunity of more than 600,000 patients in the U.S. If our ClearPoint system and SmartFlow cannula are approved for these drug delivery treatments and become the standard approach to local drug delivery in the brain, we believe the impact on our financial performance could be significant. However, these treatments are subject to FDA-mandated clinical trial requirements, which are expensive and time consuming for our partners to conduct. Nonetheless, several of our biologics and drug delivery customers are pursuing preclinical and clinical trials for which we generate revenue through sale of products including our SmartFlow cannula, as well as a growing list of preclinical development services that we began offering in 2021. The first gene therapy submission was approved by regulatory authorities in Europe in 2022.
Sales and Marketing
Medical Devices for Neurosurgical Application
Commercializing our ClearPoint products and services for neurosurgery applications, primarily involves marketing and selling directly to:
•physicians who care for patients suffering from neurological disorders, including stereotactic or functional neurosurgeons, who perform the neurosurgical procedures, and neurologists, who interact with patients prior to and following surgery and who refer patients for surgery; and
•hospitals involved in the treatment of neurological disorders, including the opinion leaders at these hospitals.
Our business model for the ClearPoint products includes producing high margin revenue from sales of the disposable components. Given that focus on disposable product sales, we sell our reusable components at lower margins in order to secure installations within hospitals. In addition, we may install the ClearPoint reusable components at a hospital, but retain title, either for an agreed-upon period of time while the hospital evaluates and processes the purchase opportunity, or for a rental fee. Our disposable and reusable ClearPoint products are tightly integrated, which allows us to leverage each new installation of a system to generate recurring sales of our disposable products.
Biologics and Drug Delivery
Commercializing our ClearPoint products and services for biologics and drug delivery primarily involves marketing and selling directly to pharmaceutical companies focused on research and development of therapies for neurological indications.
Our business model for our ClearPoint services includes providing preclinical studies, clinical trial support, regulatory consultation, surgical workflow guidance, and over-arching translation services to aid in the progression of our pharmaceutical customers’ drug delivery process. The ClearPoint services allow us to generate early technology integration of our products into our customers’ delivery workflow.

Manufacturing and Assembly
Our ClearPoint system and SmartFlow cannula include off-the-shelf components and custom-made components produced to our proprietary specifications by various third parties, and components that, prior to September 2023, we assembled in our Irvine, California facility. In September 2023, we completed the transition from our Irvine, California facility to fully operating in our Carlsbad, California facility. We use third parties to manufacture certain components to utilize their individual expertise, minimize our capital investment and help control costs. We purchase most custom-made components of our ClearPoint system from single-source suppliers due to quality considerations, lower costs and constraints resulting from regulatory requirements; however, we have identified alternative sources for certain components, and believe additional alternative sources are available, if needed, for other components. Generally, we purchase our components through purchase orders and do not have long-term contracts with most of our suppliers.
Our ClearPoint Prism Neuro Laser Therapy System is manufactured exclusively by CLS.
Our facilities are structured to complete component processing, final assembly, packaging and distribution activities for our products. The assembly process is performed in a controlled environment as required by applicable regulation for medical device assembly. Our operations are subject to extensive regulation by the FDA’s Quality System Regulation ("QSR"), which requires that manufacturers have a quality management system for the design and production of medical devices. To the extent we conduct such operations outside the U.S., we would be subject to international regulatory requirements.
Our facilities are FDA-registered, and we believe they are compliant with the FDA’s QSR. We are also certified to ISO 13485 and the Medical Device Single Audit Program ("MDSAP"). We have instituted a quality management system, under which we have established policies and procedures that control and direct our operations with respect to design, procurement, manufacture, inspection, testing, installation, data analysis, training and marketing. We review and internally audit our compliance with these policies and procedures, which provides a means for continued evaluation and improvement. As required by our quality management system, we undertake an assessment and qualification process for each third-party manufacturer or supplier that we use. Typically, our third-party manufacturers and suppliers are certified to ISO 9001 and/or 13485. We also periodically perform audit procedures on our key third-party manufacturers and suppliers to monitor their activities for compliance with our quality management system. Our facilities, and the facilities of the third-party manufacturers and suppliers we use, are subject to periodic inspections by regulatory authorities, including the FDA and other governmental agencies.
Customers
Medical Devices for Neurosurgical Application
A small number of our hospital customers account for a substantial portion of our revenues from sales of ClearPoint products. Our five largest hospital customers accounted for approximately 27% of our functional neurosurgery navigation disposable product revenues in 2023.
Biologics and Drug Delivery
At March 5, 2024, we had commercial relationships with over 50 pharma/biotech, academic, and contract research organization partners who have either evaluated or used our SmartFlow cannula or our consulting services.
One of these companies, PTC Therapeutics, Inc. and its affiliates ("PTC"), a related party who is a significant stockholder with a Board representative, accounted for approximately 21% of our biologics and drug delivery revenues in 2023. On May 7, 2019, we entered into a supply agreement with PTC (the “PTC Supply Agreement”) pursuant to which we supply certain products and engage in performance of certain services under the terms of mutually agreed upon Statements of Work. Certain products supplied under the PTC Supply Agreement are subject to limited favored pricing terms for such products intended for human use in clinical or commercial settings.
On November 20, 2020, we entered into an Addendum to the PTC Supply Agreement pursuant to which PTC agreed to purchase products in exchange for a minimum quarterly payment in consideration for our commitment to supply such products and provide services consisting of training, preclinical and clinical case support and regulatory support. In January 2023, the Addendum to Supply Agreement was further amended and restated to allow for the Company to provide regulatory support to PTC in additional agreed geographies.

We also entered into a Second Source Manufacturing Agreement in connection with the PTC Supply Agreement (the “Second Source Manufacturing Agreement”). Under the Second Source Manufacturing Agreement, PTC may, at its expense, request that we appoint a backup contract manufacturer to supply products in the event of a supply interruption or a bankruptcy event. The exercise by PTC of its second source manufacturing rights may be subject, in certain cases, to payment by PTC to us of a per-product royalty payment. The Second Source Manufacturing Agreement shall continue for the term of the PTC Supply Agreement, subject to certain early termination rights.
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
Patents
We have a significant patent portfolio in the field of neurosurgical and MRI-guided interventions. As of March 5, 2024, we own or license over 100 issued patents. Our owned and issued patents expire at various dates beginning in 2023. Some of our patents and patent applications are subject to licensing and cross-licensing arrangements in place with third parties.
Trademarks
We have over 25 registered trademarks in the United States, the European Union, the United Kingdom, and China.
Certain License and Royalty Arrangements
Philips
During 2020, we entered into a worldwide license and research agreement with Philips, under which Philips has licensed to us the use of the technology underlying its Philips Brain Model in our ClearPoint Maestro Brain Model (“Maestro”), the first generation of which received 510(k) clearance in 2022. We believe that Maestro will have use across all our product lines through automatic pathway and trajectory planning and confirmation of device placement, while identifying eloquent structures of the brain so as to avoid crucial anatomy. In consideration for the license, we paid a fee upon execution of the agreement and are committed to pay royalties based on (a) sales of systems, and (b) procedures in which the licensed technology is used. In early 2022, we expanded our collaboration with Philips to include additional technology to allow use of the Philips Brain Model with CT imaging. In early 2023, we further expanded our collaboration with Philips further to include additional technology regarding subnuclei segmentation to the Maestro MRI and CT functionality.
UCB
In March 2023, we entered into a multi-year license agreement with UCB to partner on drug delivery platforms for UCB's gene therapy portfolio. Under the terms of the license agreement, UCB will utilize our technology and services in connection with the development and commercialization of UCB's gene therapy products. Certain fees under the agreement will be paid to us as success-based milestones.

CLS
In October 2018, and as amended in August 2020, we entered into a license and collaboration agreement and a distribution agreement with CLS that provides us the exclusive global rights to commercialize and sell CLS’s portfolio of products and to collaborate with CLS on the development and commercialization of new products in the neurosurgical field. Pursuant to these agreements, we began commercialization of the ClearPoint Prism Neuro Laser Therapy System in the U.S. in 2022.
UCSF
In 2013, we entered into a license agreement with UCSF that provides for our use of design features developed by UCSF, which we incorporated into our SmartFlow cannula, and for which we are committed to pay royalties based on our sales of the SmartFlow cannula.
In 2023, we entered into a license agreement with UCSF to use technology developed by UCSF to develop and commercialize a radially branching cellular delivery device, for which we are committed to pay royalties based on the sales of any future commercialized device.
NE Scientific
In 2022, we entered into a development and license agreement with NE Scientific to incorporate NE Scientific’s GPU-accelerated software solution for modeling of therapies administered to the brain into our products. In consideration of the foregoing, we paid fees for development of the software solution, and are committed to pay royalties based on (a) per hospital activations of the software solution, and (b) offline applications in which the licensed technology is used.
Software License Arrangements
In connection with the development of our software products, which includes ClearPoint Software, ClearPoint Array Software, and ClearPoint Maestro Brain Model Software, we entered into several agreements with third party software providers under which we receive worldwide, non-exclusive licenses to software code related to certain functional elements of these software products, and for which we are committed to pay royalties for each copy of software product sold, or in certain cases, loaned by us to end-users.
Competition
Medical Devices for Neurosurgical Application
The medical device industry is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. Therefore, our currently marketed products are, and future products we commercialize will be, subject to competition.
Currently, we are aware of two companies, Monteris Medical, Inc. and Medtronic, which offer devices for laser ablation under direct MRI guidance. In addition, companies such as Brainlab, Medtronic, Elekta, FHC Inc., Integra LifeSciences Holdings Corporation and Neurologica Corporation, a subsidiary of Samsung Electronics Co., offer devices and systems for use in conventional stereotactic neurosurgical procedures, such as surgical navigation workstations, frame-based and frameless stereotactic systems, portable computer tomography scanners and computer-controlled guidance systems. These devices and systems are competitive with our ClearPoint system. Also, Zimmer Biomet Holdings, Inc.’s ROSA® robot is an operating room alternative to the ClearPoint system. Additionally, we could also face competition from other medical device, biotechnology and pharmaceutical companies that have the technology, experience and capital resources to develop alternative therapy methods, including MRI-guided technologies. Many of our competitors have substantially greater financial, manufacturing, marketing, and technical resources than we have.
Biologics and Drug Delivery
Drug delivery can be divided into two categories, those that use image-guidance and those that do not. Our main area of focus and expertise is on image-guided drug delivery, in particular as it relates to the use of MRI technology. Other companies, such as Brainlab and Renishaw plc, also offer systems such as navigational platforms and cannulas useful for drug delivery under MRI. These offerings are competitive with ClearPoint’s products. These companies have substantially greater marketing, manufacturing, technical, and financial resources than we have. Our preclinical development services business encounters a broad range of competitors of different sizes and capabilities, such as clinical research organizations or government funded not-for profit entities and industry experts.
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
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either premarket notification, or 510(k) clearance, authorization through the de novo classification process, or approval of a premarket approval application ("PMA") from the FDA. The FDA classifies medical devices into one of three classes. Class I devices, considered to have the lowest risk, are those for which safety and effectiveness can be assured by adherence to the FDA’s general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA’s QSR, facility registration and product listing, medical device reporting (which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), reports of corrections and removals (which require manufacturers to report recalls or removals and field corrections to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA) and appropriate, truthful and non-misleading labeling ("General Controls"). Class II devices are subject to the FDA’s General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device ("Special Controls"). Manufacturers of most Class II and some Class I devices are required to submit to the FDA and obtain clearance for a premarket notification under Section 510(k) of the FDCA prior to commercially distributing the device. This process is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA unless they can be reclassified into Class I or II via the de novo classification process.
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
The Medical Devices Regulation went into effect as of May 26, 2021, which:
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
Since the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, the "Affordable Care Act"), there have been a number of legal challenges as well as other legislative and regulatory changes to the healthcare system that could limit the acceptance and availability of our products, which would have an adverse effect on our financial results and business. The full effects of the Affordable Care Act may be unknown until all outstanding legal issues are resolved, the statutory provisions are fully implemented, and CMS, the FDA, and other federal and state agencies issue final applicable regulations or guidance. These developments could result in increased coordination between hospitals and physicians and alignment of financial incentives between hospitals and physicians to control hospital costs. Such payment reform efforts and increased coordination among hospitals and physicians may lead to voluntary reductions in the array of choices currently available to physicians with respect to diagnostic services, medical supplies and equipment, which could result in hospitals reducing the overall number of vendors from which they purchase supplies, equipment and products. The Affordable Care Act remains subject to potential legal and constitutional challenges in the United States Supreme Court.
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
HIPAA Fraud and Other Regulations
The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created a class of federal crimes known as the “federal healthcare offenses,” including healthcare fraud and false statements relating to healthcare matters. The HIPAA healthcare fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program, or to obtain by means of false of fraudulent pretenses, any money under the control of any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The Affordable Care Act also provides for civil monetary penalties for knowingly participating in certain federal healthcare offenses and enhances sentences under the Federal Sentencing Guidelines for such offenses. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Entities that are found to have aided or abetted in a violation of the HIPAA federal healthcare offenses are deemed by statute to have committed the offense and are punishable as a principal.
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
Regulations Related to Our Preclinical Development Services
The Animal Welfare Act ("AWA") governs the care and use of certain species of animals used for research in the U.S. For these regulated species, the AWA and the associated regulations promulgated thereunder require those working with regulated species to provide veterinary care and to follow specific husbandry practices such as cage size, shipping conditions, sanitation and environmental enrichment to ensure the welfare of these animals. Licensing and registration requirement standards set by the U.S. Department of Agriculture, the U.S. Fish and Wildlife Service ("USFWS"), and similar applicable international agencies also apply to the care, handling and oversight of regulated species.
The import and export of animals and operations in foreign countries are subject to applicable international agreements and conventions, as well as a variety of national, regional and local laws and regulations, which establish the standards for the humane treatment, care, handling and transport of animals by dealers and research facilities.
Non-clinical safety assessment studies used to support the submission for approval of pharmaceutical products must comply with national statutory or regulatory requirements for Good Laboratory Practice ("GLP"). GLP regulations describe a quality system for the scientific, operational and quality process and the conditions under which non-clinical studies are planned, performed, monitored, recorded, reported and archived. GLP compliance is required by such regulatory agencies as the FDA, European Medicines Agency and similar monitoring authorities in other countries where we operate.
Human Capital Resources
As of March 5, 2024, we had 107 full time employees. None of our employees are covered by a collective bargaining agreement. As a small, innovative company focused on the development and commercialization of technology, we believe that cultural fit and energy are important considerations in recruiting employees. We assess the likelihood that a particular candidate will contribute to our overall goals, and beyond their specifically assigned tasks. We aim to provide market-based compensation to retain our employees. New employees are provided industry-relevant compliance training and are introduced to our Code of Business Conduct and Ethics.
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
Risks Related to Our Business and Industry
Our business, financial condition, and results of operations may be adversely affected by general economic and financial market conditions and current and future social and geopolitical instability.
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
Additionally, our customers could experience financial and operational pressures as a result of macroeconomic conditions, such as labor shortages, supply chain disruptions, and increased inflation, any of which could impact their ability to access capital markets and other funding sources, increase cost of funding, cause cash flow problems, or impede their ability to comply with debt covenants, which in turn could impede their ability to provide patient care, conduct further research and development, marketing and commercialization efforts, or impact their profitability. To the extent that our customers continue to face such financial pressures, it could impact their willingness to spend on our products and services or their ability to make payment, either of which could adversely affect our business, financial condition and results of operations.
The global economy has been, and may continue to be, negatively impacted by the ongoing conflict resulting from Russia’s invasion of Ukraine in 2022, uncertainty in the Middle East region, or the increasing tensions between China and Taiwan. The negative impacts arising from the conflict and sanctions and export restrictions imposed by various countries, including those imposed by Russia, may include reduced consumer demand, supply chain disruptions, increased cybersecurity risks, and increased costs for transportation, energy, and raw materials. Although the majority of our operations do not take place in Russia, Ukraine, Israel, China, or Taiwan, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which may adversely affect our business, financial condition and results of operations.
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
We collaborate with pharma/biotech, academic, and contract research organization customers (collectively “drug delivery customers”) to provide products and services in connection with preclinical and clinical studies. The revenue attributable to our drug delivery customers may fluctuate in the future, which could have a material adverse effect on our financial condition and results of operations. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue.
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
We engage in conversations with drug delivery customers regarding potential opportunities on an ongoing basis. There is no assurance that any of these conversations will result in an agreement, or if an agreement is reached, that the resulting relationship will be successful or that preclinical, clinical, or research studies conducted as part of the engagement will be continued or will produce successful outcomes.
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
We started selling our ClearPoint system in August 2010, and to date, sales of the ClearPoint system have been primarily focused on its use for neurosurgical procedures in the MRI suite. In 2021, we launched the SmartFrame Array Neuro Navigation System and Software, and in 2024, we commenced limited market release of the SmartFrame OR Stereotactic System. Both SmartFrame Array and SmartFrame OR allow for operating room placement of our technology. We have relatively limited experience marketing and selling our ClearPoint system and products for use with neurosurgical procedures in the operating room. If our team fails to adequately promote, market and sell the ClearPoint system, and other new products that we may develop in the future, in this new environment, our sales could suffer.

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
Our future business prospects depend in part on our ability to develop and commercialize new products and services, such as the Maestro Brain Model, the ClearPoint Prism Neuro Laser Therapy System, SmartFrame OR, and preclinical development and device development services for pharmaceutical partners. New technologies, techniques or products could emerge from competitors that might offer better combinations of price and performance than our products and services. It is important that we anticipate changes in technology and market demand, as well as customer preferences and practices, to successfully commercialize new technologies to meet our prospective customers’ needs on a timely and cost-effective basis.

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
A growing part of our revenue from the biologics and drug delivery business is derived from providing consultancy to our pharmaceutical and other medical technology partners for preclinical development services, on-site clinical support and training, regulatory consultation, protocol consultation, customized device development, and other solutions to optimize preclinical and clinical workflows. In certain cases, these services support a novel area in which commercialization must be preceded by preclinical studies and FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which the commercial success is uncertain, pending, in part, the outcome of those studies and trials. The maintenance and growth of our revenue from our biologics and drug delivery services is dependent on our pharmaceutical and other medical technology partners continuing their development process and achieving commercial success with their therapeutic products.
Some of our customers and partners may elect to terminate or renegotiate their agreements with us for various reasons, including force majeure clauses, unexpected or undesired study results, dissatisfaction with our performance under the agreement, the loss or limitation of funding for research and development, or general convenience. Cancellation or renegotiation of a large agreement could adversely affect our business and, therefore, may adversely affect our operating results. In addition, we may enter into agreements with customers to provide services on a fixed fee basis. We may also enter into agreements with customers for which we are paid a lump sum conditioned upon the achievement of our customer’s development milestones. Accordingly, in these cases, we bear the risk if we underprice our contracts, overrun our cost estimates, or if there is a failure by our customer to achieve the development milestones. Such events could have an adverse effect on our business, results of operations, financial condition and cash flows.

If coverage and reimbursement from third-party payors for procedures utilizing our products are inadequate, adoption of our products will be adversely affected and our revenues and prospects for profitability will suffer.
Our products are purchased by hospitals, which bill various third-party payors, including governmental healthcare programs, such as Medicare, and private insurance plans, for procedures in which our products are used. Reimbursement is a significant factor considered by hospitals in determining whether to acquire and utilize medical devices. Therefore, our ability to successfully commercialize our products depends significantly on the adequacy of coverage and reimbursement from these third-party payors.
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
A small number of our customers account for a substantial portion of our revenues. In 2023, one pharmaceutical customer, a related party as described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report, for whom we provide clinical services in support of the customer’s clinical trials and earn a quarterly fee, accounted for 12% of our total revenues, and 21% of our biologics and drug delivery revenue. Our five largest hospital customers account for approximately 27% of our functional neurosurgery navigation revenues. Revenues from almost all our customers are not based on long-term, committed volume purchase contracts, and we may not continue to generate a similar level of revenues from our largest customers, or any other customer. Because of our current customer concentration, our revenues could fluctuate, possibly significantly, due to a reduction or delay in our biotechnology and pharmaceutical customers’ preclinical studies or clinical trials, or in orders from any of our significant hospital customers, which could harm our business and results of operations.
Our internal manufacturing operations are generally conducted at a single location, which may limit our ability to provide an adequate supply of our products, and any disruption at our manufacturing facility could render us unable to produce our products, increase our expenses and decrease our revenue.
Currently, final assembly of many of our products’ components occurs at our Carlsbad, California facility, in an area that is at risk of experiencing serious fires and power outages and is considered to lie in an earthquake risk zone. If our facility experiences a disruption, we would have no other means of assembling those components until we are able to restore the manufacturing capability at our current facility or develop the same capability at an alternative facility. We do not maintain a backup manufacturing facility, making us dependent on our current facility for the continued operation of our business. A natural or other disaster could damage or destroy our manufacturing equipment and cause substantial delays in our manufacturing operations, which could lead to additional expense and decreased revenue due to lack of supply. The insurance we maintain may not cover, in whole or in part, our losses in any particular case. With or without insurance, damage to our facility or our other property due to a natural disaster or casualty event could have a material adverse effect on our business, financial condition and results of operations.
Our reliance on single-source suppliers for components, finished products and services could harm our ability to meet demand for our products or services in a timely manner or within budget.
Many of our components, component assemblies, and finished products are provided to us by single-source suppliers. We generally purchase components and component assemblies through purchase orders rather than long-term supply agreements. We generally do not maintain large volumes of inventory for components, component assemblies, or finished products. We have not identified alternative suppliers for some of the finished products that we commercialize. While alternative suppliers exist and have been identified for substantially all components, the disruption or termination of the supply of components and component assemblies could cause a significant increase in the cost of these components, which could affect our operating results. We also depend on single-source service providers for many of the services that we perform for our customers. Our dependence on a limited number of third-party suppliers and service providers and the challenges we may face in obtaining adequate supplies and services involve several risks, including limited control over pricing, availability, quality and delivery schedules. A disruption or termination in the supply of components or finished products could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation. Disruptions in the global supply chain could negatively affect our single-source suppliers and could further exacerbate the risk that we are unable to meet the demand for our products. Furthermore, if we are required to change the supplier of a key component or component assembly of our products, we may be required to verify that the new supplier maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. Disruptions to our service providers could impact our ability to provide critical services to our customers, damage our customer relationships, and cause material adverse impacts to our financial results. The delays associated with the verification of a new supplier or service provider could also adversely affect our ability to meet demand for our products and services.
To the extent we seek a new indication for use of, or new claims for, our products, the FDA may not grant 510(k) clearance or PMA approval of such new use or claims, which may affect our ability to grow our business.
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
Our SmartFlow Cannula has received 510(k) clearance from the FDA for use in the U.S. for the aspiration of cerebrospinal fluid (“CSF”), or injection of Cytarabine into the ventricles. It has also been CE marked for use in the EU for the delivery of approved fluids into the brain or aspiration of CSF. The SmartFlow Cannula is being utilized in approved combination product clinical and preclinical studies by pharmaceutical companies and academic research customers for various research and clinical trials in connection with delivery of therapeutic agents. The growth of our drug delivery and biologics business is dependent upon our pharmaceutical company customers’ ability to obtain regulatory approval for the use of the SmartFlow Cannula for delivery of their therapeutic agent, and/or our ability to expand the cleared indications for our SmartFlow Cannula to include delivery of our pharmaceutical company customers’ therapeutic agents. To the extent that our pharmaceutical partners are not successful in obtaining regulatory approval, or if we are unable to expand the cleared indications for use of our SmartFlow Cannula, we may not be able to grow our business.
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
We will continue to face competition from products and techniques already in existence in the marketplace. The markets for medical devices used in neurosurgical procedures is intensely competitive, and many of our competitors are much larger and have substantially more financial and human resources than we do. Many have long histories and strong reputations within the industry, and a relatively small number of companies dominate these markets. Examples of such large, well-known companies include Medtronic, Abbott, Elekta and Brainlab.
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
We sell our products in several countries outside of the U.S. Our business strategy includes plans for expansion in countries where we currently operate as well as the introduction of our products to other international markets. Doing business outside of the U.S. exposes us to risks distinct from those we face in our domestic operations. For example, our operations outside of the U.S. are subject to different regulatory requirements in each jurisdiction where we operate or have sales. Our failure, or the failure of our distributors, to comply with current or future foreign regulatory requirements, or the assertion by foreign authorities that we or our distributors have failed to comply, could result in adverse consequences, including enforcement actions, fines and penalties, recalls, cessation of sales, civil and criminal prosecution, and the consequences could be disproportionate to the relative contribution of our international operations to our results of operations.
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
•fluctuations in exchange rates for future sales denominated in foreign currency;
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
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees on our networks, and on third party-controlled applications. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. The information technology and infrastructure which we rely upon may be vulnerable to attacks by hackers or breached due to human error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations and the services we provide to customers, and damage to our reputation and loss of confidence in our products and services, which could adversely affect our business, operating margins, revenues and competitive position. In addition, the regulatory environment regarding data security and privacy evolves frequently and has become increasingly restrictive.
We also rely in part on third-party information technology systems to store information, interface with customers, maintain financial accuracy, secure our data and accurately produce our financial statements. If our information technology systems do not effectively and securely collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, human error or cyber incident, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations would be materially impaired. Any such impairment could have a material adverse effect on our results of operations, financial condition and the timeliness in which we report our operating results.
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
As part of our business strategy, we may pursue acquisitions or investments in other companies or technologies. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our offerings or distribution. We have no experience with acquiring or investing in other companies and limited experience in forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition or investment candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, or joint venture.
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
All our employees, including the members of our senior management team, are at-will employees, and therefore they may terminate employment with us at any time. Accordingly, there are no assurances that the services of any of our employees will be available to us for any specified period of time. The loss of members of our senior management team, our sales, clinical support and marketing team or our engineering team, or our inability to attract or retain other qualified personnel, could have a material adverse effect on our business, financial condition, and results of operations. If the need to replace any of our key employees arises, the search and recruiting process likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives.
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

As a result of the numerous risks and uncertainties associated with developing medical devices and with our biologic and drug delivery customers’ development of safe and effective drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Our profitability will depend on revenues from the sale of our products and services. Additionally, increases in our various costs that may be the result of inflationary pressures could further reduce our sales and profitability. We cannot provide any assurance that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our relatively limited commercialization history in our biologics and drug delivery business, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our stock price or cause us to cease operations.
We expect to need additional funding for our business, and we may not be able to raise capital when needed or on terms that are acceptable to us, which could force us to delay, reduce or eliminate our commercialization efforts or our product development programs.
The cumulative net loss from our inception through December 31, 2023 was approximately $172 million. Net cash used in operations was $13.7 million for the year ended December 31, 2023. Since our inception, we have financed our operations principally from the sale of equity securities and the issuance of notes payable. At December 31, 2023, we had cash and cash equivalent balances aggregating $23.1 million, resulting primarily from a 2021 public offering and note issuances pursuant to the 2020 Financing Transaction as discussed in Note 7 to the consolidated financial statements included elsewhere in this Annual Report. We also completed a public common stock offering in March 2024 providing net proceeds of approximately $14.0 million.
Our plans for the next twelve months reflect our anticipation of increases in revenues from sales of our hardware products and related disposable products as a result of greater utilization at existing installed sites and the installation of our products at new sites, as well as payments from strategic partnerships, consulting services and sales of systems and disposables to our pharmaceutical partners for gene and stem cell therapy trials. We also anticipate increases over the next twelve months in operating expenses to support the expected increase in revenues, with resulting decreases in loss from operations and in cash flow used in operations. However, there is no assurance that we will be able to achieve anticipated results, and even in the event such results are achieved, we expect to continue to consume cash in operations over at least the next twelve months.
As a result of the foregoing, it is uncertain whether or not it will be necessary to seek additional sources of funds from the sale of equity or other debt securities, which likely would result in dilution to existing ownership interests, from the establishment of a credit facility, or from entry into an agreement with a strategic partner or some other form of collaborative relationship. There is no assurance, however, that we will be able to obtain such additional financing on commercially reasonable terms, if at all, and there is no assurance that any additional financing we do obtain will be sufficient to meet our needs. If we are not able to obtain the additional financing on a timely basis, we may be unable to achieve anticipated results, and may not be able to meet other obligations as they become due. An inability to obtain a sufficient amount of additional funding would create substantial doubt as to our ability to continue as a going concern.
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
In early 2023, multiple banks were closed by regulatory agencies and swept into receivership. We currently have our cash and cash equivalents held in deposit in accounts at certain FDIC-insured financial institutions, some of which include amounts in excess of the insurance coverage offered by the FDIC. In the future, we may maintain our cash assets at financial institutions in the United States in amounts that may be in excess of the FDIC insurance limit of $250,000. Though to date, we have experienced no loss or lack of access to cash in our operating accounts, in the event of a failure of any of these financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such deposits or assets exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.
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
We rely on patent rights and licenses from third parties which are subject to termination or expiration.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited.
Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products, as our ability to prevent competitors from copying our technology may be limited. Given the amount of time required for the development, testing and regulatory review of potential new medical technologies, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Additionally, should any patent licenses be prematurely terminated for any reason, or if the patents and intellectual property assigned to us or owned by third parties that we have licensed are challenged or defeated, our research efforts could be materially and adversely affected. There is also the related risk that we may not be able to make the required payments under any patent license, in which case we may lose to ability to use one or more of the licensed patents. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
We may not be able to protect our intellectual property rights throughout the world.
Third parties may attempt to commercialize competitive products in foreign countries where we do not have any patents or patent applications and/or where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.
Filing, prosecuting and defending patents on our products in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection. In particular, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries. Even in foreign jurisdictions that enforce intellectual property rights to the same or a similar extent as do the laws of the United States, uneven enforcement and procedural barriers may exist in such countries, and proceedings to enforce our intellectual property rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not being issued and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
•preclinical and clinical testing;

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
We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation, administrative, or executive action, either in the U.S. or abroad. For example, the Biden administration has taken and will continue to take executive actions, some of which could impact us and our business. The implementation of new policies and priorities by future administrations are unknown and could materially impact the regulation of our products. If executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
In addition, our biologics and drug delivery business may be subject to regulations and guidance concerning the procurement and use of research animals for research purposes. Such regulations and guidance are evolving and continues to be developed for other areas that impact the biomedical research community on both a national and international basis. Our failure to comply with these regulations and guidance could have a material adverse effect on our business.
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
The Affordable Care Act also imposes, among other things, an annual excise tax on any entity that manufactures or imports medical devices offered for sale in the U.S. In December 2019, President Trump signed into law a permanent repeal of the medical device tax under the Affordable Care Act, but there is no guarantee that such repeal will not reverse course in the future. If such an excise tax on sales of our products in the U.S. is enacted, it could have a material adverse effect on our business, results of operations and financial condition.
The Inflation Reduction Act ("IRA"), aimed at curbing inflationary pressures, may have direct and indirect consequences for pharmaceutical and biotech companies in the context of their research and development expenditures. In particular, the IRA measures to control inflation have implications for future drug pricing. Our pharmaceutical and biotech customers rely on predictable pricing to fund research and development efforts. If pricing flexibility is constrained, these companies may limit spending on their pipeline, which may adversely affect the future revenue of our biologics and drug delivery business.
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
We and some of our third-party suppliers are required to comply with the FDA’s QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products and product candidates. We and our suppliers will also be subject to the regulations of foreign jurisdictions regarding the manufacturing process to the extent we market our products in these jurisdictions. The FDA enforces the QSR through periodic and unannounced inspections of manufacturing facilities. Our facilities were last subject to an ISO 13485 surveillance audit and MDSAP surveillance audit in April 2023. We anticipate that we and certain of our third-party suppliers will be subject to future inspections. The failure by us or one of our third-party suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations, could result in enforcement actions against us, which could impair our ability to produce our products in a cost-effective and timely manner to meet our customers’ demands. If we fail to comply with the FDA’s QSR or any applicable state equivalent, we would be required to incur the costs and take the actions necessary to bring our operations into compliance, which may have a negative impact on our future sales and our ability to generate a profit.

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
Outside the U.S., numerous countries in which we operate, manufacture, and sell our products have, or are developing, laws protecting data privacy and the confidentiality of certain personal data. For example, the EU General Data Protection Regulation (“GDPR”) introduced new data protection requirements in the European Economic Area and substantial fines for violations of the data protection rules. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our EU subsidiaries and potential data processing activities that involve the personal data of individuals located in the EU, such as in connection with any EU customers, EU clinical trials or related to any employees in the EU. The GDPR imposes strict obligations and restrictions on controllers and processors of personal data, which could cause our costs of compliance to increase, potentially leading to harm to our business and financial condition.
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
We have 90,000,000 shares of common stock authorized, and 26,976,289 shares outstanding as of March 5, 2024. As a result, our Board will be able to issue a substantial number of additional shares of common stock, without seeking stockholder approval. In addition, provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger, acquisition or change of control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions:
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
The preclinical services that our biologics and drug delivery business provides to our customers are essential to drug discovery and development processes, and a significant number of these services are mandated by law. Notwithstanding, certain special interest groups categorically object to the use of animals for valid research purposes. Historically, research activities with animals have been the subject of adverse attention, including shareholder proposals and attempts to disrupt such services, impacting the industry. This may, in the future, include periodic demonstrations near facilities operated or utilized by us. Any negative attention, threats, acts of vandalism or legal action directed against our preclinical service activities, or our third-party service providers could harm our reputation and impair our ability to operate our business efficiently.

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
To date, we do not have redundant facilities. We conduct many of our activities, including research and development, component processing, final assembly, packaging and distribution activities for most of our products, at our facility located in Southern California, which is a seismically active area that has experienced major earthquakes in the past, as well as other natural disasters, including wildfires. We have taken precautions to safeguard our facility, including obtaining business interruption insurance. However, any future natural disaster, such as an earthquake or a wildfire, pandemics, or other unanticipated catastrophes, such as telecommunications failures, cyberattacks, or terrorist attacks, at any of the locations in which we or our key partners, suppliers and customers do business, could significantly disrupt our operations, and delay or prevent product assembly and shipment during the time required to repair, rebuild or replace our facility, which could be lengthy and result in significant expenses. Furthermore, the insurance coverage we maintain may not be adequate to cover our losses in any particular case or continue to be available at commercially reasonable rates and terms. In addition, our facility may be subject to shortages of electrical power, natural gas, water and other energy supplies. Any future shortage or conservation measure could disrupt our operations and cause expense, thus adversely affecting our business and financial results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C. CYBERSECURITY.
Our Company places a high priority on cybersecurity, information security, and securing confidential business information and personal information that we receive and store related to our customers and employees. Our Company’s Audit Committee oversees the cybersecurity risks faced by the Company. In connection therewith, a Cybersecurity Steering Committee, which consists of our Chief Financial Officer, Chief Operating Officer, General Counsel, Vice President of Software Development, and Vice President of Regulatory Affairs, was formed to identify material risks and cybersecurity threats arising in our business.
Our Audit Committee receives updates from the Cybersecurity Steering Committee at least annually, which cover topics related to information security, privacy, and cyber risks and risk management processes, including the status of significant cybersecurity incidences and projects designed to strengthen our information security posture. Our Audit Committee is also responsible for ensuring that the Board of Directors also receives periodic reports with respect to the status and management of our cybersecurity risks.
The Cybersecurity Steering Committee, in collaboration with delegates from our business and functions, is responsible for implementing the Company’s enterprise-wide cyber security and information security strategy, employee training and compliance, and managing policies and processes for the Company’s information technology standards, product security, and privacy. As a member of the Cybersecurity Steering Committee, our Vice President of Software Development provides experience devising effective cybersecurity management practices in the areas of both software and product development, including risk evaluation, impact assessment, security threat modelling, cybersecurity mitigation strategies, residual risk acceptability and methodologies for security risk verification. He has led the integration of our medical device software into some of the largest hospital and research institutions in the world in compliance with the extensive cybersecurity requirements of these institutions. In addition to utilizing internal Company resources, the Cybersecurity Steering Committee also regularly consults with external advisors and specialists regarding opportunities and enhancements to strengthen its practices and policies. We also engage with third-party consultants to manage the infrastructure and security of our information technology landscape.
Our cybersecurity program includes:
•Penetration testing of internal information technology systems and review of program maturity based on the National Institute of Standards and Technology ("NIST") cybersecurity framework;
•Phishing, social engineering, and cyber hygiene training;
•Continuous security event monitoring, management, and incident response plans;
•Continuous enhancements to security capabilities based on evolving threats;

•Information security policies and procedures;
•Privacy controls and compliance with applicable legislative and regulatory requirements;
•Assessment of applicable third-party vendors’ cybersecurity and information security practices; and
•A cross-functional approach to addressing cybersecurity risk with participation from representatives across the business and functions.
As part of our cybersecurity program, we have adopted an incident response plan, under which the Chairs of our Board of Directors and Audit Committee are informed by the Cybersecurity Steering Committee of any cybersecurity incidents that have the potential to materially adversely impact the Company or its information systems. To date, no attempted cyber-attack or other attempted intrusion on our information technology networks has resulted in a material adverse impact on our operations or financial results, or in any penalties or settlements.
ITEM 2. PROPERTIES.
We lease approximately 7,500 square feet of space in Solana Beach, California, which serves as our corporate headquarters and houses certain management and research and development personnel. We also lease an approximately 20,000 square foot industrial building in Carlsbad, California to use as an office and manufacturing facility. We believe that these facilities are sufficient to meet our current and near-term needs.
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
Market Information
Our common stock is traded on the Nasdaq Capital Market under the symbol “CLPT.”
Holders
As of March 5, 2024, we had 26,976,289 shares of common stock outstanding and no shares of preferred stock outstanding. As of March 5, 2024, we had approximately 220 stockholders of record. In addition, as of March 5, 2024, options to purchase 1,467,907 shares of common stock and 752,436 shares of unvested restricted stock units were outstanding.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to our equity compensation plans as of December 31, 2023, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report and such information is incorporated herein by reference.
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
The first foundational part of our business is a medical device company providing medical devices for neurosurgery applications. Our primary medical device product, the ClearPoint system, is an integrated system comprised of hardware components, disposable components, and intuitive, menu-driven software, which is in commercial use globally. The primary applications for the ClearPoint system are to target and guide the insertion of deep brain stimulation electrodes, biopsy needles, and laser catheters, as well as the infusion of pharmaceuticals into the brain. The ClearPoint system was originally designed for use in an MRI setting. In 2021, we launched the SmartFrame Array Neuro Navigation System and Software, which allows for operating room placement of the ClearPoint system, and in 2024, we commenced limited market release of the SmartFrame OR Stereotactic System, which allows for complete procedures to be performed in the operating room. In 2022, we commercialized the ClearPoint Prism Neuro Laser Therapy System as our first therapy product offering. We have exclusive global commercialization rights to the ClearPoint Prism Neuro Laser Therapy System through our Swedish partner, CLS.
The second part of our business is focused on partnerships in the biologics drug and delivery space. Our services include protocol consultation and solutions for preclinical study design and execution. Currently, we have more than 50 biologics and drug delivery customers who are evaluating using our products and services in trials to inject gene and cell therapies directly into the brain. These partnerships involve drug development programs that are at various stages of development ranging from preclinical research to late-stage regulatory trials for multiple distinct disease states. This part of our business potentially represents the largest opportunity for growth; however, our ability to grow in this market is dependent on our ability to maintain and establish new relationships with customers, such customers' continuation of research and development plans, and such customers achieving success in completion of clinical trials and subsequent regulatory approvals of their drugs and biologics.
2023 Developments
•We entered into multiple multi-year agreements with pharmaceutical partners to partner on drug delivery platforms for gene therapy, earning success-based milestones based on the successful progression of a drug candidate through the clinical and regulatory process.
•We further expanded our worldwide license and research agreement with Philips to add subnuclei segmentation applied to MRI, and potentially CT scans, for use in the operating room.
•We signed an exclusive multi-year licensing agreement with UCSF to develop and commercialize a radially branching cellular delivery device for use in both the operating room under fluroscopy/CT guidance and under MRI guidance.
•We received FDA clearance for ClearPoint Array Software 1.2 and ClearPoint Neuro Navigation Software 2.2.
•As a result of increased investment in the biologics and drug delivery business to add new clinical, development, regulatory, and preclinical contract research organization services, we successfully completed multiple preclinical studies.
•We exited our manufacturing site in Irvine, California, and are fully operational out of our new Carlsbad, California facility.
Factors Which May Influence Future Results of Operations
The following is a description of factors which may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.
Macroeconomic Trends
We continue to monitor the impacts of various macroeconomic trends, such as global economic and supply chain disruptions, geopolitical instability (including instability resulting from military conflicts), labor shortages, instability of financial institutions and inflationary conditions. Changes in domestic and global economic conditions, supply chain disruptions, labor shortages, as well as other stimulus and spending programs, have led to higher inflation, which is likely to lead to increased costs and may cause further changes in fiscal and monetary policy. Impacts from inflationary pressures, such as increasing costs for research and development of our products, administrative and other costs of doing business, the potential for instability of the financial institutions where we maintain our deposits or other assets, and our access to capital markets and other sources of funding in the future could adversely affect our business, financial condition and results of operations. Additionally, these trends could adversely affect our customers, which could impact their willingness to spend on our products and services, or their ability to make payments, which could harm our collection of accounts receivable and financial results. The rapid development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments.

Revenues
In 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the U.S. for general neurosurgical procedures; in February 2011 and May 2018, we also obtained CE marking for our ClearPoint system and SmartFlow cannula, respectively; and in June 2020 we obtained CE marking for version 2.0 of our ClearPoint software and our Inflexion head fixation frame. In January 2021, we received 510(k) clearance for the SmartFrame Array Neuro Navigation System. In September 2022, the ClearPoint Prism Neuro Laser Therapy System, for which we have exclusive global right to commercialize, received 510(k) clearance through our Swedish partner, CLS. The Prism laser represents the first therapy product we have commercialized. In January 2024, we received 510(k) clearance from the FDA for the SmartFrame OR Stereotactic System.
In 2021, we started providing consulting services to our pharmaceutical and other medical technology customers for improving outcome predictability and optimizing preclinical and clinical workflows. Our expertise is concentrated in benchtop testing, preclinical studies, clinical trial support, regulatory consultation, and over-arching translation from the preclinical to the clinical setting to enhance accuracy and precision of drug delivery.
Future revenue from sales of our ClearPoint platform products and services is difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses.
Generating recurring revenue from the sale of products remains an important part of our business model for our ClearPoint system. Our product revenue was approximately $10.6 million and $12.8 million for the years ended December 31, 2023 and 2022, respectively, and was almost entirely related to our ClearPoint system. Our service revenue was approximately $13.4 million and $7.8 million for the years ended December 31, 2023 and 2022, respectively, of which 86% and 70%, respectively, related to the biologics and drug delivery service line.
Our revenue recognition policies are more fully described in Note 2 to the consolidated financial statements elsewhere in this Annual Report.
Underlying the revenue from sales of products and services to our biologics and drug delivery customers is the number of direct customers and end users of our products and/or services (“Partners”). Our Partners consist of pharmaceutical and biotech companies, academic institutions, or customer-sponsored contract research organizations that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which commercial success is uncertain, pending, in part, on the outcome of those trials. While our revenue from sales of products and services to our biologics and drug delivery customers is indicative of growth, the number of Partner relationships is also of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through our Partners’ use of our products and services in their delivery of therapies. At December 31, 2023, we had more than 50 Partners, which is similar to the number of Partners as of the same date in 2022.
Cost of Revenue
Cost of revenue includes the direct costs associated with the assembly and purchase of components for functional neurosurgery navigation products, biologics and drug delivery products, non-neurosurgery therapy products, and ClearPoint capital equipment that we have sold, and for which we have recognized revenue in accordance with our revenue recognition policy, as well as labor hours for the cost of providing preclinical, consulting, and service revenue. Cost of revenue also includes the allocation of manufacturing overhead costs and depreciation of loaned systems installed under our ClearPoint placement program, as well as provisions for obsolete, impaired, or excess inventory.
Research and Development Costs
Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and enhancements. Such costs include salaries, travel, and benefits for research and development personnel; materials and laboratory supplies in research and development activities; outside consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) develop devices and services for delivery of therapeutics into the central nervous system, (ii) expand products into the OR and therapeutics space, and (iii) expand the application of our technological platforms internationally.
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
Revenue Recognition. Revenue is recognized when control of our products and services are transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services, in a process that involves identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when or as the performance obligations have been satisfied.
Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We evaluate each product or service promised in a contract to determine whether it represents a distinct performance obligation. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. When a contract calls for the satisfaction of multiple performance obligations for a single contract price, we typically allocate the contract price among the performance obligations based on the relative stand-alone selling prices for each such performance obligation customarily charged by us.
We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Product revenue is generally recognized at a point in time, generally upon shipment, however, it may be recognized upon delivery based on the contractual terms with certain customers. Service revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method used to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Depending on which better depicts the transfer of control to the customer, we may use output methods, such as time elapsed, or input methods, such as labor hours expended or costs incurred, to measure our progress toward complete satisfaction of the performance obligation. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control.
Under certain agreements, we are entitled to receive event-based payments subject to our customer's achievement of specified development and regulatory milestones. Variable consideration is included in the transaction price if, in our judgment, it is probable that these milestones will be achieved and a significant future reversal of cumulative revenue under the contract will not occur. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones, and if necessary adjust our estimate of the overall transaction price. The probability assessment is largely based on communications with our customers and historical, current, and forecasted information that is reasonably available. A revenue reversal is possible if it is determined that achievement of a milestone which was previously deemed probable, will not occur.
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
Share-Based Compensation. We account for compensation for all arrangements under which employees and others receive shares of stock or other equity instruments (including options) based on fair value. The fair value of each award is estimated as of the grant date and amortized as compensation expense over the requisite vesting period. The fair values of our share-based awards are estimated on the grant dates using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated award terms and risk-free interest rates for the expected terms. To estimate the expected terms, we utilize the simplified method for “plain vanilla” options discussed in the SEC’s Staff Accounting Bulletin 107, or SAB 107. We believe that all factors listed within SAB 107 as prerequisites for utilizing the simplified method apply to us and to our share-based compensation arrangements. We intend to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available. Expected volatility is based on historical volatility of our common stock. We utilize risk-free interest rates based on U.S. treasury instruments, the term of which is consistent with the expected term of the share-based award. We have not paid, and do not anticipate paying, cash dividends on shares of our common stock; therefore, the expected dividend yield is assumed to be zero. We do not believe there is a reasonable likelihood that there will be a material change in estimates or assumptions used to determine share-based compensation expense.
Results of Operations
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

	Year Ended December 31,		Percentage
(Dollars in thousands)	2023	2022	Change
Product revenue	$10,603	$12,789	(17)%
Service and other revenue	13,352	7,762	72%
Total revenue	23,955	20,551	17%
Cost of revenue	10,341	7,020	47%
Gross profit	13,614	13,531	1%
Research and development costs	11,709	10,894	7%
Sales and marketing expenses	12,595	9,358	35%
General and administrative expenses	11,756	9,611	22%
Other income (expense):
Other expense, net	(29)	(22)	NM%
Interest income (expense), net	386	(81)	577%
Net loss	$(22,089)	$(16,435)	34%

NM - The percentage change is not meaningful.
Revenue. Total revenue was approximately $24.0 million and $20.6 million for the years ended December 31, 2023 and 2022, respectively.

	Years Ended December 31,		Percentage
(Dollars in thousands)	2023	2022	Change
Biologics and drug delivery
Disposable products	$2,154	$3,690	(42)%
Services and license fees	11,448	5,430	111%
Subtotal – Biologics and drug delivery revenue	13,602	9,120	49%
Functional neurosurgery navigation and therapy
Disposable products	7,589	7,587	—%
Services	931	1,537	(39)%
Subtotal – Functional neurosurgery navigation and therapy revenue	8,520	9,124	(7)%
Capital equipment and software
Systems and software products	860	1,512	(43)%
Services	973	795	22%
Subtotal – Capital equipment and software revenue	1,833	2,307	(21)%
Total revenue	$23,955	$20,551	17%
Biologics and drug delivery revenue, which include sales of disposable products and services related to customer-sponsored preclinical and clinical trials utilizing our products, increased 49% to $13.6 million for the year ended December 31, 2023, from $9.1 million for the same period in 2022. This increase is attributable to a $6.0 million increase in service revenue related to new preclinical studies and services entered into with our partners for the year ended December 31, 2023, compared to the same period in 2022, partially offset by a $1.5 million decrease in product revenue.
Functional neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, decreased 7% to $8.5 million during the year ended December 31, 2023, from $9.1 million for the same period in 2022. The decrease is driven by lower service revenue of $0.6 million as a result of pausing a co-development program with one of our Brain Computer Interface partners for the year ended December 31, 2023, compared to the same period in 2022.
Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software and related services, decreased 21% to $1.8 million for the year ended December 31, 2023, from $2.3 million for the same period in 2022, due primarily to a decrease in the placements of ClearPoint capital and software.
Cost of Revenue and Gross Profit. Cost of revenue was $10.3 million, resulting in gross profit of $13.6 million and gross margin of 57%, for the year ended December 31, 2023, compared to $7.0 million, resulting in gross profit of $13.5 million and gross margin of 66% for the year ended December 31, 2022. This decrease in gross margin was primarily due to an increase in biologics and drug delivery preclinical services, which, to date, have had a lower margin than in prior years, as we launch new services and increase our presence in this space. Increased costs related to the transition to the new manufacturing facility also contributed to the decrease in gross margin compared to the prior year.
Research and Development Costs. Research and development costs were $11.7 million for the year ended December 31, 2023, compared to $10.9 million for the same period in 2022, an increase of $0.8 million, or 7%. The increase was due primarily to increases in personnel costs, including share-based compensation expense, of $1.2 million due to growth in headcount, partially offset by a decrease of $0.6 million in research costs as a result of reprioritization of certain initiatives.
Sales and Marketing Expenses. Sales and marketing expenses were $12.6 million for the year ended December 31, 2023, compared to $9.4 million for the same period in 2022, an increase of $3.2 million, or 35%. This increase was primarily due to increases in personnel costs, including share-based compensation expense, of $3.0 million resulting from increases in headcount in our clinical and marketing teams, and increases in travel expense of $0.2 million.
General and Administrative Expenses. General and administrative expenses were $11.8 million for the year ended December 31, 2023, compared to $9.6 million for the same period in 2022, an increase of $2.1 million, or 22%. This increase was due primarily to an increase in the allowance for credit losses of $1.4 million and increased share-based compensation of $0.8 million.

Interest Expense. Net interest income for the year ended December 31, 2023 was $0.4 million, compared with $0.1 million in net interest expense for the same period in 2022. The increase in interest income was due to higher interest rates and our investment in U.S. Government debt securities, offset partially by the higher amount of interest paid on the 2020 Secured Convertible Note, for the year ended December 31, 2023, compared to the same period in 2022. Additional information with respect to the 2020 Secured Convertible Note is in Note 7 to the consolidated financial statements included elsewhere in this Annual Report.
Liquidity and Capital Resources
We have incurred net losses since our inception, which has resulted in a cumulative deficit at December 31, 2023 of approximately $172 million. In addition, our use of cash from operations amounted to $13.7 million for the year ended December 31, 2023. Since inception, we have financed our operations principally from the sale of equity securities and the issuance of notes payable. In 2021, we completed a public offering of 2,127,660 shares of our common stock from which the net proceeds totaled approximately $46.8 million. In 2020, we issued secured convertible notes to two investors which raised gross proceeds of $25 million, of which $15 million has been converted to common stock and $10 million remains outstanding.
Additional information with respect to the 2020 Secured Notes is in Note 7 to the consolidated financial statements included elsewhere in this Annual Report.
As a result of these transactions and our business operations, our cash and cash equivalents totaled $23.1 million at December 31, 2023.
As discussed in Note 11 to the consolidated financial statements included elsewhere in this Annual Report, on March 4, 2024 we completed a public offering of 2,307,694 shares of our common stock. Net proceeds from the offering were approximately $14.0 million after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us.
In management’s opinion, based on our current forecasts for revenue, expense and cash flows, our existing cash and cash equivalent balances at December 31, 2023, are sufficient to support our operations and meet our obligations for at least the next twelve months.
We may, in the future, offer and sell additional equity or issue additional notes payable to raise funds for working capital, capital expenditures, or other general corporate purposes. Our primary uses of cash and operating expenses relate to paying employees and consultants, marketing our products, and supporting our research and development of future product offerings. Our short- and long-term liquidity requirements include the following obligations:
•We have a $10 million secured convertible note payable due in January 2025. Future interest payments associated with the note are variable based on the greater of (i) three (3)-month Secured Overnight Financing Rate (“SOFR”) or (ii) 2%, plus a margin of 2%. At current interest rates, we expect the interest expense for the next 12 months to be approximately $0.8 million.
•We have lease arrangements related to our office and manufacturing facilities under non-cancellable operating leases. See Note 8 to the consolidated financial statements included elsewhere in this Annual Report.
•We typically enter into short-term agreements with vendors and suppliers of goods and services in the normal course of business through purchase orders, which are settled in cash upon delivery of such goods or services. We may also at times enter into long-term commitments or license and collaboration agreements which require commitments that are noncancellable. The total amount as of December 31, 2023 for unfulfilled purchase orders and long-term purchase commitments is $3.0 million, of which approximately 40% is expected to be paid in 2024.

Cash Flows
Cash activity for the years ended December 31, 2023 and 2022 is summarized as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Cash used in operating activities	$(13,720)	$(16,167)
Cash provided by (used in) investing activities	8,949	(10,736)
Cash provided by financing activities	296	409
Net change in cash and cash equivalents	$(4,475)	$(26,494)
Net Cash Flows from Operating Activities. Net cash flows used in operating activities for the year ended December 31, 2023 were $13.7 million, a decrease of $2.4 million from the year ended December 31, 2022. This decrease consisted of a net decrease in operating assets and liabilities of $3.9 million, and a net increase in non-cash items of $4.2 million, partially offset by an increase in net loss of $5.7 million. The change in operating assets and liabilities is primarily due to lower inventory purchases in 2023, following a ramping up of inventory stock in previous years in response to supply chain disruptions, which were partially offset by increased use of cash in 2023 to pay down accounts payables and accrued expenses. The change in the non-cash items results primarily from increases in share-based compensation and allowance for credit losses.
Net Cash Flows from Investing Activities. Net cash flows provided by investing activities in 2023 were $8.9 million and consisted of proceeds from the maturities of short-term investments, partially offset by equipment acquisitions related to our new manufacturing site in Carlsbad, California, and acquisition of licensing rights.
Net cash flows used in investing activities in 2022 were $10.7 million and consisted primarily of the purchase and maturities of short-term investments and acquisition of equipment licensing rights.
Net Cash Flows from Financing Activities. Net cash provided by financing activities in 2023 consisted of proceeds of $0.5 million from the issuance of common stock under the employee stock purchase plan, partially offset by payments of $0.2 million for taxes related to shares withheld in connection with vesting of restricted stock awards.
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
•the ability of our Partners to achieve commercial success, including their use of our products and services in their preclinical studies, clinical trials and delivery of therapies;
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Report of Independent Registered Public Accounting Firm and Financial Statements are set forth on pages F-1 to F-25 of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under their supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s assessment in this Annual Report.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.

Not applicable. Without limiting the generality of the foregoing, during the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements, as defined in Item 408(a) of Regulation.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Other than as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.
Equity Compensation Plan Information

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options and restricted stock units		Weighted-Average Exercise Price of Outstanding Options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)		(b)	(c)

Equity compensation plans approved by stockholders (3)	2,110,835	(4)	$7.54	658,031	(5)
Equity compensation plans not approved by stockholders (6)(7)(8)(9)(10)(11)	512,375		$10.03	—
Total	2,623,210		$8.40	658,031

(1)The information presented in this table is as of December 31, 2023.
(2)The weighted-average exercise price calculation includes only stock options as restricted stock does not have an exercise price.
(3)Includes the Fourth Amended and Restated 2013 Incentive Compensation Plan and the 2021 Employee Stock Purchase Plan.
(4)Includes 1,478,157 outstanding stock options and 1,145,053 unvested restricted shares outstanding.
(5)Includes 421,940 shares of common stock available for issuance under the Fourth Amended and Restated 2013 Incentive Compensation Plan and 236,091 shares of common stock available for issuance under the 2021 Employee Stock Purchase Plan.
(6)In December 2013, we adopted our 2013 Non-Employee Director Equity Incentive Plan. The plan provides for the issuance of awards with respect to an aggregate of 14,250 shares of our common stock. As of December 31, 2023, awards with respect to 7,375 shares of our common stock were outstanding under the 2013 Non-Employee Director Equity Incentive Plan.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2023 pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) The following documents are filed as part of this Annual Report:
(a)(2) Financial statement schedules are omitted as they are not applicable.
(a)(3) See Item 15(b) below.
(b) Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-54575	3.1	May 11, 2012

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc.	8-K	000-54575	3.1	June 8, 2015

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc.	S-1	333-211647	3.3	August 2, 2016

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ClearPoint Neuro, Inc.	8-K	001-34822	3.1	February 12, 2020

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ClearPoint Neuro, Inc.	8-K	001-34822	3.1	May 25, 2023

3.6	Fourth Amended and Restated Bylaws of ClearPoint Neuro, Inc.	8-K	001-34822	3.1	December 14, 2022

4.1	Reference is made to Exhibits 3.1 through 3.6

4.2	Specimen of Common Stock Certificate of ClearPoint Neuro, Inc.	8-K	001-34822	4.1	February 12, 2020

4.3	Form of Senior Secured Convertible Note (First Closing)	8-K	001-34822	4.1	January 13, 2020

4.4*	Description of Securities

10.1*	Insider Trading Compliance Policy, adopted on July 17, 2023

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date
10.2+	Fourth Amended and Restated 2013 Incentive Compensation Plan	DEF14A		Appendix A	April 14, 2022

10.3+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Incentive Stock Option Agreement	10-Q	000-54575	10.53	August 14, 2013

10.4+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	10-Q	000-54575	10.54	August 14, 2013

10.5+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	10-Q	000-54575	10.55	August 14, 2013

10.6+	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	10-K	000-54575	10.41	March 28, 2014

10.7+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Restricted Share Award Agreement	10-Q	001-34822	10.2	August 12, 2019

10.8+	ClearPoint Neuro, Inc. 2013 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement	10-K	001-34822	10.38	March 1, 2023

10.9+	Non-Qualified Stock Option Agreement, effective as of October 6, 2014, granted by MRI Interventions, Inc. to Francis P. Grillo	S-1	333-201471	10.63	January 13, 2015

10.10+	Non-Qualified Stock Option Agreement, effective as of March 30, 2015 granted by MRI Interventions, Inc. to Harold A. Hurwitz	10-Q	000-54575	10.1	August 10, 2015

10.11+	Non-Qualified Stock Option Agreement, effective as of December 1, 2014, granted by MRI Interventions, Inc. to Wendelin C. Maners	S-1	333-201471	10.65	January 13, 2015

10.12+	ClearPoint Neuro, Inc. Non-Employee Director Compensation Plan, as amended and restated by the Board of Directors on May 22, 2023	8-K	001-34822	10.1	May 22, 2023

10.13+	Second Amended and Restated Key Personnel Incentive Program	10-Q	000-54575	10.3	August 14, 2013

10.14+	Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.32	August 14, 2013

10.15+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley	10-Q	000-54575	10.31	August 14, 2013

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date
10.16+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Parag V. Karmarkar	10-Q	000-54575	10.33	August 14, 2013

10.17+	2021 Employee Stock Purchase Plan	DEF14A	001-34822	Appendix A	April 20, 2021

10.18+	Form of Indemnification Agreement	8-K	001-34822	10.2	June 28, 2021

10.19+	Employment Agreement, dated as of October 6, 2017, by and between MRI Interventions, Inc. and Joseph Michael Burnett	8-K	001-34822	10.2	October 10, 2017

10.20+	Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Joseph M. Burnett, amending the Employment Agreement dated October 6, 2017	8-K	001-34822	10.1	March 3, 2023

10.21+	Employment Agreement, dated as of September 14, 2020, by and between the Company and Danilo D’Alessandro	8-K	001-34822	10.2	September 14, 2020

10.22+	Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Danilo D’Alessandro, amending the Employment Agreement dated September 14, 2020	8-K	001-34822	10.2	March 3, 2023

10.23+	Employment Agreement, dated September 20, 2022, by and between the Company and Mazin Sabra	8-K	001-34822	10.1	September 20, 2022

10.24+	Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Mazin Sabra, amending the Employment Agreement dated September 20, 2022	8-K	001-34822	10.3	March 3, 2023

10.25+	Employment Agreement, dated May 31, 2022, by and between the Company and Jeremy Stigall	10-Q	001-34822	10.4	May 11, 2023

10.26+	Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Jeremy Stigall, amending the Employment Agreement dated May 31, 2022	10-Q	001-34822	10.5	May 11, 2023

10.27†	Development Agreement between MRI Interventions, Inc. and Siemens Medical Solutions USA, Inc.	10-Q/A	000-54575	10.1	August 29, 2014

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date
10.28†	Master Services and Licensing Agreement dated as of July 20, 2007 by and between SurgiVision, Inc. and Cedara Software Corp., as amended by that certain First Amendment dated January 18, 2011	10	000-54575	10.20	March 15, 2012

10.29†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	8-K	000-54575	10.1	June 26, 2012

10.30†	Third Amendment to the Master Services and Licensing Agreement, dated as of July 28, 2013, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc.	10-Q	000-54575	10.56	August 14, 2013

10.31	Securities Purchase Agreement, dated January 11, 2020, by and among MRI Interventions, Inc., each investor identified on the signature pages thereto, and Petrichor Opportunities Fund I LP, as collateral agent.	8-K	001-34822	10.1	January 13, 2020

10.32	First Omnibus Amendment to Securities Purchase Agreement and Senior Secured Promissory Notes, dated January 29, 2020, by and among MRI Interventions, Inc., PTC Therapeutics, Inc., and Petrichor Opportunities Fund I LP	8-K	001-34822	10.2	January 29, 2020

10.33	Second Omnibus Amendment to the Securities Purchase Agreement and Senior Secured Convertible Notes, dated December 29, 2020, by and among ClearPoint Neuro, Inc., each investor identified on the signature pages thereto, and Petrichor Opportunities Fund I LP, as collateral agent.	8-K	001-34822	10.1	December 29, 2020

10.34+	Third Omnibus Amendment to the Securities Purchase Agreement and Senior Secured Convertible Notes, dated July 31, 2023, by and among ClearPoint Neuro, Inc., PTC Therapeutics, Inc., and Petrichor Opportunities Fund I LP	8-K	001-34822	10.1	August 1, 2023

10.35	Security Agreement, dated January 29, 2020, by and between MRI Interventions, Inc. and Petrichor Opportunities Fund I LP, in its capacity as collateral agent	8-K	001-34822	10.3	January 29, 2020

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date
10.36	Standard Industrial/Commercial Single-Tenant Lease - Net, dated November 4, 2022 between ClearPoint Neuro, Inc. and the Hedda Marosi Living Trust and the Stella Feder Trust	8-K	001-34822	10.1	November 4, 2022

21*	Subsidiaries of ClearPoint Neuro, Inc.

23.1*	Consent of Cherry Bekaert LLP

24.1*	Power of Attorney (included on the signature pages hereto)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32++
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code

97*	ClearPoint Neuro, Inc. Compensation Recoupment Policy, adopted on October 3, 2023

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels
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

CLEARPOINT NEURO, INC.

Date: March 12, 2024	/s/ Joseph M. Burnett
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

Signature	Title	Date

/s/ Joseph M. Burnett	President, Chief Executive Officer, and Director	March 12, 2024
Joseph M. Burnett	(Principal Executive Officer)

/s/ Danilo D’Alessandro	Chief Financial Officer	March 12, 2024
Danilo D’Alessandro	(Principal Financial Officer and Principal Accounting Officer)

/s/ R. John Fletcher	Chairman and Director	March 12, 2024
R. John Fletcher

/s/ Lynnette C. Fallon	Director	March 12, 2024
Lynnette C. Fallon

/s/ Pascal E.R. Girin	Director	March 12, 2024
Pascal E.R. Girin

/s/ B. Kristine Johnson	Director	March 12, 2024
B. Kristine Johnson

/s/ Matthew B. Klein	Director	March 12, 2024
Matthew B. Klein

/s/ Linda M. Liau	Director	March 12, 2024
Linda M. Liau

/s/ Timothy T. Richards	Director	March 12, 2024
Timothy T. Richards

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of ClearPoint Neuro, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ClearPoint Neuro, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses since its inception which has resulted in a cumulative deficit as of December 31, 2023. Note 1 describes management’s plans in regard to these matters, including the closing of an equity offering in March 2024, which raised approximately $14 million of net proceeds.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description
The Company had $23,955,000 in revenue for the year ended December 31, 2023. Revenue is derived from (1) product revenue resulting from the sale of functional neurosurgery, navigation, therapy, and biologics and drug delivery disposable products; (2) product revenue resulting from the sale of ClearPoint capital equipment and software; (3) consultation revenue and clinical case support revenue in connection with customer-sponsored preclinical and clinical trials; (4) license revenue for the granting of licenses to develop and commercialize the Company's SmartFlow Cannula devices with our customers' proprietary biologics as a combination product; and (5) revenue resulting from the service, installation, training, and shipping related to ClearPoint capital equipment and software. As disclosed in Note 2 to the consolidated financial statements, the Company recognizes revenue when control of the Company’s products and services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services in a process that involves identifying the contract with the customer, determining the performance obligation in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied.

Due to the nature of the Company’s customer agreements, management exercises judgment in the following areas in determining appropriate revenue recognition:

a.Determination of which products and services are considered distinct performance obligations that should be accounted for separately or combined;
b.Determination of stand-alone selling prices for each performance obligation;
c.Estimation of contract price and allocation of the transaction price to the performance obligations;
d.The pattern and timing of delivery for each distinct performance obligation; and
e.The identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

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
b.Analyzed the significant assumptions and estimates made by management as discussed above; and
a.Assessed the recorded revenue by selecting a sample of transactions, analyzing the related contract, testing management’s identification of distinct performance obligations, and comparing the amounts recognized for consistency with underlying documentation.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditors since 2008.

Tampa, Florida
March 12, 2024

CLEARPOINT NEURO, INC.
Consolidated Balance Sheets
(Dollars in thousands, except for share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$23,140	$27,615
Short-term investments	—	9,874
Accounts receivable, net	3,211	2,665
Inventory, net	7,911	9,303
Prepaid expenses and other current assets	1,910	1,723
Total current assets	36,172	51,180
Property and equipment, net	1,389	806
Operating lease rights of use	3,564	1,895
Software license inventory	386	450
Licensing rights	1,041	1,028
Other assets	109	131
Total assets	$42,661	$55,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$393	$272
Accrued compensation	2,947	2,824
Other accrued liabilities	1,053	2,065
Operating lease liabilities, current portion	424	561
Deferred product and service revenue, current portion	2,613	1,066
Total current liabilities	7,430	6,788

Operating lease liabilities, net of current portion	3,568	1,532
Deferred product and service revenue, net of current portion	541	390
2020 senior secured convertible note payable, net	9,949	9,893
Total liabilities	21,488	18,603
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized at December 31, 2023 and 2022; none issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized at December 31, 2023 and 200,000,000 shares authorized at December 31, 2022; 24,652,729 and 24,578,983 shares issued and outstanding at December 31, 2023 and 2022, respectively	247	246
Additional paid-in capital	193,382	187,008
Accumulated deficit	(172,456)	(150,367)
Total stockholders’ equity	21,173	36,887
Total liabilities and stockholders’ equity	$42,661	$55,490

See notes to Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Consolidated Statements of Operations
(Dollars in thousands, except for share and per share data)

	Years Ended December 31,
	2023	2022

Revenue:
Product revenue	$10,603	$12,789
Service and other revenue	13,352	7,762
Total revenue	23,955	20,551
Cost of revenue	10,341	7,020
Gross profit	13,614	13,531
Research and development costs	11,709	10,894
Sales and marketing expenses	12,595	9,358
General and administrative expenses	11,756	9,611
Operating loss	(22,446)	(16,332)
Other income (expense):
Other expense, net	(29)	(22)
Interest income (expense), net	386	(81)
Net loss	$(22,089)	$(16,435)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.90)	$(0.68)
Weighted average shares outstanding:
Basic and diluted	24,605,212	24,181,854
See Notes to Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2023 and 2022
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, January 1, 2022	23,665,991	$237	$182,482	$(133,932)	$48,787
Issuances of common stock:
Share-based compensation	476,720	5	4,121	—	4,126
Warrant and option exercises (cash and cashless)	403,980	4	264	—	268
Issuance of common stock under employee stock purchase plan	56,561	—	477	—	477
Payments for taxes related to net share settlement of equity awards	(24,269)	—	(336)	—	(336)
Net loss for the year	—	—	—	(16,435)	(16,435)
Balances, December 31, 2022	24,578,983	$246	$187,008	$(150,367)	$36,887
Issuances of common stock:
Share-based compensation	9,538	—	6,079	—	6,079
Option exercises (cashless)	14,312	—	—	—	—
Issuance of common stock under employee stock purchase plan	84,430	1	505	—	506
Payments for taxes related to net share settlement of equity awards	(34,534)	—	(210)	—	(210)
Net loss for the year	—	—	—	(22,089)	(22,089)
Balances, December 31, 2023	24,652,729	$247	$193,382	$(172,456)	$21,173
See Notes to Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(22,089)	$(16,435)
Adjustments to reconcile net loss to net cash flows from operating activities:
Allowance for credit losses (recoveries)	1,258	(117)
Depreciation and amortization	626	244
Share-based compensation	6,079	4,126
Amortization of debt issuance costs and original issue discounts	57	55
Amortization of lease right of use assets, net of accretion in lease liabilities	831	533
Accretion of discounts on short-term investments	(126)	(284)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,804)	(211)
Inventory, net	1,246	(4,421)
Prepaid expenses and other current assets	(113)	(1,216)
Other assets	22	(6)
Accounts payable and accrued expenses	(649)	1,591
Lease liability	(755)	(541)
Deferred revenue	1,697	515
Net cash flows from operating activities	(13,720)	(16,167)
Cash flows from investing activities:
Purchases of property and equipment	(717)	(253)
Acquisition of licensing rights	(334)	(893)
Purchase of short-term investments	—	(21,590)
Proceeds from maturities of short-term investments	10,000	12,000
Net cash flows from investing activities	8,949	(10,736)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	—	268
Proceeds from issuance of common stock under employee stock purchase plan	506	477
Payments for taxes related to net share settlement of equity awards	(210)	(336)
Net cash flows from financing activities	296	409
Net change in cash and cash equivalents	(4,475)	(26,494)
Cash and cash equivalents, beginning of year	27,615	54,109
Cash and cash equivalents, end of year	$23,140	$27,615

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$—
Interest	$743	$523

CLEARPOINT NEURO, INC.
Consolidated Statements of Cash Flows
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
As discussed in Note 8, the Company entered into a lease for a manufacturing facility in Carlsbad, California, which commenced in June 2023. In connection with the new lease, the Company recorded a right-of-use asset in exchange for an operating lease liability in the amount of approximately $2.5 million.

See Notes to Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Notes to Consolidated Financial Statements
1.    Description of the Business and Financial Condition
ClearPoint Neuro, Inc. (the “Company”) is a commercial-stage medical device company focused on the development and commercialization of innovative platforms for performing minimally invasive surgical procedures in the brain. From the Company’s inception in 1998, the Company deployed significant resources to fund its efforts to develop the foundational capabilities for enabling MRI-guided interventions, building an intellectual property portfolio, and identifying and building out commercial applications for the technologies it develops. In 2021, the Company’s efforts expanded beyond the MRI suite to encompass development and commercialization of new neurosurgical device products for the operating room setting, as well as consulting services for pharmaceutical and biotech companies, academic institutions, and contract research organizations. The Company was incorporated in the state of Delaware in March 1998, and has headquarters located in Solana Beach, California. The Company established ClearPoint Neuro (Canada) Inc., a wholly owned subsidiary incorporated in Canada, in August 2013, primarily for the purpose of performing software development, and established ClearPoint Neuro U.K. Ltd, a wholly owned subsidiary incorporated in the United Kingdom, in October 2020, ClearPoint Neuro Germany GmbH., a wholly owned subsidiary incorporated in Germany, in May 2023, and ClearPoint Neuro Italy, S.r.l., a wholly owned subsidiary incorporated in Italy, in August 2023, primarily for the purpose of employing the Company’s clinical services representatives serving the Company’s customers in the United Kingdom and the EU. The activities of all subsidiaries are reflected in these consolidated financial statements.
The Company’s initial product offering, the ClearPoint system, is an integrated system comprised of capital equipment and disposable products, designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. The ClearPoint Array Neuro Navigation System and its principal disposable component, introduced in 2021, is designed to be deployed in an operating room setting while also being usable in an MRI suite. Both systems provide guidance for the placement and operation of instruments or devices during the planning and operation of neurosurgical procedures. The Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2010 to market the ClearPoint system in the United States for general neurosurgical interventional procedures; in February 2011, the Company also obtained CE marking for its ClearPoint system. In 2011 and 2018, the Company received 510(k) clearance and CE marking, respectively, for its SmartFlow cannula which is being used, or is under evaluation, along with the Company's services, by more than 50 pharmaceutical and biotech companies, academic institutions, or contract research organizations having a focus on biologics and drug delivery. In September 2022, the ClearPoint Prism Neuro Laser Therapy System, for which the Company has exclusive global commercialization rights, received 510(k) clearance through the Company’s Swedish partner CLS. The Prism laser represents the Company's first therapy product offering.
Macroeconomic Trends
The Company continues to monitor the impact of various macroeconomic trends, such as global economic and supply chain disruptions, geopolitical instability (including instability resulting from military conflicts), labor shortages, instability of financial institutions and inflationary conditions. Changes in domestic and global economic conditions, supply chain disruptions, labor shortages, as well as other stimulus and spending programs, have led to higher inflation, which is likely to lead to increased costs and may cause changes in fiscal and monetary policy. Impacts from inflationary pressures, such an increasing costs for research and development of the Company's products, administrative and other costs of doing business, the potential for instability for the financial institutions where the Company maintains its deposits or other assets, and the Company's access to capital markets and other source of funding in the future could adversely affect the Company's business, financial condition and results of operations. Additionally, these trends could adversely affect the Company's customers, which could impact their willingness to spend on the Company's products and services, or their ability to make payment, which could harm the Company's collection of accounts receivable and financial results. The rapid development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on the Company's business, financial condition, results of operation and cash flows, which will depend largely on future developments.
Liquidity
The Company has incurred net losses since its inception which has resulted in a cumulative deficit at December 31, 2023 of approximately $172 million. In addition, the Company’s use of cash from operations amounted to $13.7 million for the year ended December 31, 2023. Since inception, the Company has financed its operations principally from the sale of equity securities and the issuance of notes payable.
In 2021, the Company completed a public offering of 2,127,660 shares of its common stock from which the net proceeds totaled approximately $46.8 million. In 2020, pursuant to the terms of a Securities Purchase Agreement (the “SPA”), the Company issued secured convertible notes to two investors which raised gross proceeds of $25 million, of which $15 million has been converted to common stock and $10 million remains outstanding (the "Outstanding First Closing Note"). Additional information with respect to these notes is found in Note 7.
As discussed in Note 11, on March 4, 2024 the Company completed a public offering of 2,307,694 shares of its common stock. Net proceeds from the offering were approximately $14.0 million after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company.
As required by accounting principles generally accepted in the United States ("GAAP"), the Company has evaluated its ability to continue as a going concern and has determined that based on current forecasts, existing cash and cash equivalent balances at December 31, 2023 are sufficient to support the Company’s operations and meet its obligations for at least the next twelve months.
2.    Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.
Basis of Presentation and Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less from the date of purchase. As of December 31, 2023, cash equivalents consisted of U.S. Government debt securities.
Short-term investments
Short-term investments are investments with original maturities greater than three months but less than twelve months from the date of purchase, and consist of U.S. Government debt securities. The Company classifies the short-term investments as held-to-maturity in accordance with Accounting Standards Codification (ASC) Section 320, "Investments - Debt and Equity Securities." Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost on the accompanying consolidated balance sheet, adjusted for the accretion of discounts using the effective interest method.
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
Intangible Assets
The Company is a party to a license agreement which provides rights to the Company for the development and commercialization of products. Under the term of the license agreement, the Company paid an aggregate $1.1 million to the licensor upon execution of the license agreement for access to the underlying technology and will make future payments based on the achievement of regulatory and commercialization milestones as defined in the license agreement. In 2022, the Company made a payment of $0.6 million to the licensor for the achievement of a regulatory milestone, which acts as a prepayment for future royalties.
In conformity with ASC 350, “Intangibles – Goodwill and Other,” the Company amortizes its investment in the upfront license rights described above over an expected useful life of up to five years, or as commercial sales occur for the royalty prepayment. In addition, the Company periodically evaluates the recoverability of its investment in the license rights and records an impairment charge in the event such evaluation indicates that the Company's investment is not likely to be recovered.
Property and Equipment
Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, principally three to seven years. Leasehold improvements are depreciated on a straight-line basis over the lesser of their estimated useful lives or the term of the related lease.
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
Revenue Recognition
The Company’s revenue is comprised primarily of: (1) product revenue resulting from the sale of functional neurosurgery, navigation, therapy, and biologics and drug delivery disposable products; (2) product revenue resulting from the sale of ClearPoint capital equipment and software; (3) consultation revenue and clinical case support revenue in connection with customer-sponsored preclinical and clinical trials; (4) license revenue for the granting of licenses to develop and commercialize the Company's SmartFlow Cannula devices with the Company's customers' proprietary biologics as a combination product, and (5) revenue resulting from the service, installation, training, and shipping related to ClearPoint capital equipment and software. The Company recognizes revenue when (i) control of the Company’s products is transferred to its customers or (ii) services are provided to customers, each in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services, in a process that involves identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when or as the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. When a contract calls for the satisfaction of multiple performance obligations for a single contract price, the Company typically allocates the contract price among the performance obligations based on the relative stand-alone selling prices for each such performance obligation customarily charged by the Company. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.
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
•Biologics and drug delivery services and other revenue:
◦Consultation Services: The Company recognizes consultation revenue over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The Company may use output methods, such as time elapsed, or input methods, such as labor hours expended or costs incurred, to measure progress depending on which better depicts the transfer of control to the customer.
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
◦Milestone fees: Event-based payments which are subject to the customer's achievement of specified development or regulatory milestones are included in the transaction price if, in the Company's judgment, it is probable that these milestones will be achieved and a significant future reversal of cumulative revenue under the contract will not occur. The Company re-evaluates the probability of achievement of such milestone at the end of each reporting period and adjusts the transaction price as necessary.

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
Income Taxes
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Such assets and liabilities are measured using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.
Net Loss Per Share
The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding common stock options and unvested RSUs as described in Note 9, and the potential conversion of the First Closing Note, as described in Note 7, would be anti-dilutive, due to the reporting of a net loss for each of the periods in the accompanying consolidated statements of operations. For the years ended December 31, 2023 and 2022, approximately 4 million and 3 million shares, respectively, of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.
Share-Based Compensation
The Company accounts for compensation for all arrangements under which employees, directors and others receive shares of stock or other equity instruments (i.e. options) based on fair value. The fair value of each award is estimated as of the grant date and amortized as compensation expense over the requisite vesting period. Forfeitures are recognized as they occur. The fair values of the Company’s share-based awards are estimated on the grant dates using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated award terms and risk-free interest rates for the expected terms. To estimate the expected terms, the Company utilizes the simplified method for “plain vanilla” options discussed in the Staff Accounting Bulletin 107 (“SAB 107”) issued by the SEC. The Company believes that all factors listed within SAB 107 as pre-requisites for utilizing the simplified method apply to the Company and its share-based compensation arrangements. The Company intends to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available. Expected volatility is based on historical volatility of the Company's common stock. The Company utilizes risk-free interest rates based on U.S. treasury instruments, the terms of which are consistent with the expected terms of the equity awards. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.
Fair Value Determination of Share-Based Transactions
The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “CLPT.” Quoted closing stock prices are used as a key input in determining the fair value for share-based transactions.
Concentration Risks and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds substantially all its cash and cash equivalents on deposit with financial institutions in the U.S. that are insured by the Federal Deposit Insurance Corporation or in U.S. government debt securities. At December 31, 2023, the Company had approximately $1.4 million in bank balances that were in excess of the insured limits.
At December 31, 2023, there were four customers whose accounts receivable balances represented 28%, 26%, 16%, and 10% of accounts receivable at that date. At December 31, 2022, one customer accounted for 19% of accounts receivable at that date.
One pharmaceutical customer, a related party who is a stockholder, a noteholder, and whose chief executive officer is a representative on the Company's Board of Directors (see Note 7), for whom the Company provides hardware, software, clinical services, and market development services in support of the customer's clinical trials, and from whom the Company earns a quarterly fee, accounted for 12% of total revenue for the year ended December 31, 2023, and of 15% total revenue for the year ended December 31, 2022. There were no outstanding receivables from this customer at December 31, 2023 or December 31, 2022.
Prior to granting credit, the Company generally performs credit evaluations of its customers’ financial condition. In general, the Company does not require collateral from customers with an extension of credit. The accounts receivable balance is reduced by an allowance for credit losses from the potential inability of the Company's customer to make required payments. The allowance for credit losses at December 31, 2023 and 2022 was $1.4 million and $0.1 million, respectively. The Company evaluates the historic loss experience on the accounts receivable balance and also considers separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. The estimate is a result of the Company's ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations.
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
Recent Accounting Standards Adopted
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which replaces the previous incurred loss impairment methodology for most financial assets with the current expected credit loss, or CECL, methodology. The new guidance requires entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company adopted the new standard effective January 1, 2023, which did not have a material impact to the consolidated financial statements.
Recent Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for calendar year-end public business entities in the 2024 annual period and in 2025 for interim periods. Early adoption is permitted. The Company expects to adopt ASU 2023-07 for the 2024 annual period and 2025 interim periods, retrospectively, and is currently evaluating the impact of this ASU on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures," which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The provisions of the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2025 annual period and in 2026 for interim periods with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
3.    Revenue Recognition
Revenue by Service Line

	Years Ended December 31,
(in thousands)	2023	2022
Biologics and drug delivery
Disposable products	$2,154	$3,690
Services and license fees	11,448	5,430
Subtotal – Biologics and drug delivery revenue	13,602	9,120
Functional neurosurgery navigation and therapy
Disposable products	7,589	7,587
Services	931	1,537
Subtotal – Functional neurosurgery navigation and therapy revenue	8,520	9,124
Capital equipment and software
Systems and software products	860	1,512
Services	973	795
Subtotal – Capital equipment and software revenue	1,833	2,307
Total revenue	$23,955	$20,551

Contract Balances
•Contract assets – The timing of revenue recognition may differ from the time of billing to the Company's customers. In most cases, customers are billed upon shipment of such products or delivery of such services and the related contract assets, which represent an unconditional right to consideration, and comprise the accounts receivable balance. When revenue is recognized in advance of its right to bill and receive consideration, the Company records this unbilled receivable as a contract asset, which is classified as other current assets in the accompanying consolidated balance sheets. Additionally, at December 31, 2022 the Company had deferred contract costs related to up-front costs for direct materials incurred to fulfill a customer contract. These costs were classified as other current assets and were recognized as expense in 2023.

	December 31, 2023	December 31, 2022
(in thousands)
Accounts receivable, net	$3,211	$2,665
Other contract assets
Unbilled receivables	$733	$43
Deferred contract costs	$—	$327
•Contract liabilities – Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue as the related goods or services have not been transferred. The Company's contract liabilities are generally comprised of the following (1) capital equipment and software-related service fees that are typically billed and collected at the inception of the service agreements, which have terms ranging from one to three years; (2) annual fees for agreements with customers that bundle the capital equipment and software-related service fees with software and hardware upgrades that are made commercially available over the term of the contract; and (3) up-front payments from customers made in connection with consulting services. The unearned portion of all such fees is classified as deferred revenue. At December 31, 2022, the Company also had a $0.5 million refund liability resulting from an up-front customer payment which was potentially refundable if the parties did not enter into the ensuing agreement. In 2023, the uncertainties underlying this amount were resolved and the amount was recognized as revenue.

	December 31, 2023	December 31, 2022
(in thousands)
Deferred revenues	$3,154	$1,457
Refund Liability	$—	$500
During the years ended December 31, 2023 and 2022, the Company recognized capital equipment and software-related service revenue of approximately $1.1 million and $0.5 million, respectively, which was previously included in deferred revenue in the accompanying consolidated balance sheets at December 31, 2022 and 2021, respectively.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue that will be recognized as revenue in future periods. The majority of the remaining performance obligations relate to capital equipment and software-related service agreements and the upfront payments discussed under the heading “Contract Balances” above, which amounted to approximately $2.9 million at December 31, 2023. The Company expects to recognize approximately 80% of this revenue over the next twelve months and the remainder thereafter.
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
The fair value of cash and cash equivalents of $23.1 million and $27.6 million as of December 31, 2023, and December 31, 2022, respectively, is derived using Level 1 inputs. The cash equivalents are comprised of short-term bank deposits, money market funds, and U.S. Government debt securities with original maturities of three months or less, and the carrying value is a reasonable estimate of fair value.
At December 31, 2022, the Company had $9.9 million of short-term investments, consisting of twelve-month U.S. Government debt securities, which were classified as held to maturity and carried at amortized cost, adjusted for the accretion of discounts using the effective interest method. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company held the investments to maturity, which occurred in 2023.
5.    Inventory
Inventory consists of the following as of December 31:

(in thousands)	2023	2022
Raw materials and work in process	$6,466	$6,513
Software licenses	211	210
Finished goods	1,234	2,580
Inventory included in current assets	7,911	9,303
Software licenses – non-current	386	450
	$8,297	$9,753

Inventory balances are presented net of an excess and obsolete reserve totaling $2.0 million and $1.5 million at December 31, 2023 and 2022, respectively.
6.    Property and Equipment
Property and equipment consist of the following as of December 31:

(in thousands)	2023	2022
Equipment	$1,108	$1,511
Furniture and fixtures	—	112
Leasehold improvements	485	201
Computer equipment and software	—	150
Loaned systems	741	601
	2,334	2,575
Less accumulated depreciation and amortization	(945)	(1,769)
Total property and equipment, net	$1,389	$806
Depreciation and amortization expense related to property and equipment for each of the years ended December 31, 2023 and 2022 was $0.2 million and $0.1 million, respectively. Loaned systems are ClearPoint systems that are in operation at customer sites on an evaluation basis.
During the year ended December 31, 2023, as part of the transition to the new manufacturing facility, the Company disposed of certain fully depreciated property and equipment no longer in use.

7.    Note Payable
In January 2020, the Company completed a financing transaction with two investors (the “2020 Convertible Noteholders”) whereby the Company issued an aggregate principal amount of $17.5 million of the First Closing Notes pursuant to the SPA, which, unless earlier converted or redeemed, mature on the fifth anniversary of the issuance and bear interest at a rate equal to the sum of (i) the greater of (a) the three (3)-month Secured Overnight Financing Rate (“SOFR”) and (b) two percent (2)%, plus (ii) a margin of 2% on the outstanding balance of the First Closing Notes, payable quarterly on the first business day of each calendar quarter. The First Closing Notes may be converted at a price of $6.00 per share, subject to certain adjustments set forth in the SPA and note agreement, and may not be pre-paid without the consent of the noteholder.
In May 2021, one of the 2020 Convertible Noteholders (the "Converting Noteholder") converted the entire $7.5 million principal amount of such Converting Noteholder's First Closing Note, and related accrued interest, amounting to approximately $0.04 million, into 1,256,143 shares of the Company's common stock.
In December 2020, the Company issued the Second Closing Notes to one of the 2020 Convertible Noteholders in an aggregate principal amount of $7.5 million. In November 2021, the holder of the Second Closing Note converted the entire principal amount of such note, along with related accrued and payment in-kind interest aggregating $0.3 million, into 773,446 shares of the Company's common stock.
At December 31, 2023, the amount outstanding under the First Closing Notes is an aggregate principal amount of $10 million. The aggregate carrying amount of the outstanding First Closing Note in the accompanying December 31, 2023 and December 31, 2022 consolidated balance sheets are presented net of financing costs, comprised of commissions and legal expenses, having an unamortized balance of $0.1 million and $0.2 million at those respective dates.
The outstanding First Closing Note is secured by all the assets of the Company.
The holder of the Outstanding First Closing Note is a significant customer of the Company, whose chief executive officer is a member of the Company’s Board of Directors. See Note 2, Concentration Risks and Other Risks and Uncertainties.
The estimated fair value of the First Closing Note, developed based on inputs classified as Level 3 within the fair value hierarchy, is approximately $12.5 million and $14.8 million as of December 31, 2023 and 2022, respectively.
Scheduled Note Payable Maturity
Scheduled principal payment as of December 31, 2023 with respect to note payable are summarized as follows:

Years ending December 31,	(in thousands)
2025	$10,000
Total scheduled principal payments	10,000
Less unamortized discounts and financing costs	(51)
$9,949

8.    Commitments
Operating Leases
The Company subleases office space in Solana Beach, California that serves as its corporate headquarters and houses certain management and personnel. The sublease term commenced on December 15, 2020, is set to expire on December 31, 2026, and is renewable for an additional five-year period, at the Company’s option, provided that the Company’s landlord has entered into an extension of its prime lease for the office space that encompasses the Company’s office space for at least five years.
The Company also leases space in Carlsbad, California, that houses office space and a manufacturing facility under a lease that commenced on June 1, 2023 and ends on May 31, 2033. The Company has two options to extend the lease term for thirty-six or sixty months, at the fair market rental value. Upon establishment of the new manufacturing facility in Carlsbad, the Company terminated its prior manufacturing facility lease in Irvine, California, effective October 2023. The lease termination did not have a material impact to the consolidated financial statements.

The optional renewal periods for both leases are not considered in the determination of the right-of-use asset or the lease liability as the Company does not consider it reasonably certain that it would exercise either of such options. The lease arrangements contain lease components and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases.
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the published U.S. High Yield CCC corporate bond rates at the lease commencement date of the Solana Beach lease and the current estimate of the Company's incremental borrowing rate at the lease commencement date of the Carlsbad lease. As of December 31, 2023, the weighted average remaining lease term of the Company's operating leases was 7.38 years and the weighted average discount rate used to determine the operating lease liability was 11.8%.
The lease cost, included in general and administrative expense, was $0.6 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, future minimum lease payments are as follows:

Years ending December 31,	(in thousands)
2024	$869
2025	954
2026	985
2027	502
2028	520
Thereafter	2,519
Total minimum payments	6,349
Less: Discount to present value of lease payments	(2,357)
Discounted present value of lease payments	$3,992
Purchase Commitments
The Company is a party to various purchase arrangements related to our manufacturing and research and development activities. At December 31, 2023 there was approximately $0.9 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. Additionally, the Company is also a party to license and collaboration agreements which require minimum purchase commitments for a five-year period starting in 2022. The total remaining minimum purchase commitment related to these agreements is $2.1 million over the next four years.
9.    Stockholders’ Equity
Equity Compensation Plans
The Company currently grants stock options, restricted stock awards, and restricted stock units under the Fourth Amended and Restated 2013 Incentive Compensation Plan (the "2013 Plan"). The total shares of the Company’s common stock being reserved for issuance under the 2013 Plan is 4,156,250, of which 2,110,835 shares were outstanding as of December 31, 2023 and 421,940 shares remained available for grants under the 2013 Plan as of that date.

Share-Based Compensation Expense
The Company records share-based compensation expense on a straight-line basis over the related vesting period and recognizes forfeitures as they occur. The following table sets forth share-based compensation expense included in the consolidated statements of operations:

	Years Ended December 31,
	(in thousands)
	2023	2022
Cost of revenue	$101	$63
Research and development	1,352	1,060
Sales and marketing	1,717	809
General and administrative	2,909	2,194
Share-based compensation expense	$6,079	$4,126
Share-based compensation expense by type of share-based award:

	Years Ended December 31,
	(in thousands)
	2023	2022
Stock options	$956	$1,076
RSAs and RSUs	4,903	2,828
ESPP	220	222
	$6,079	$4,126
Total unrecognized compensation expense by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	1,000	1.63
RSAs and RSUs	6,889	1.75

Stock Option Activity
Options granted under the 2013 Plan must have an exercise price equal to at least 100% of fair market value of the Company's common stock on the date of grant. The options generally have a maximum contractual term of ten years and vest in accordance with the individual award agreements.
Stock option activity under all of the Company’s Plans as of and for the year ended December 31, 2023 is summarized below:

	Stock Options	Weighted-average Exercise price per share	Weighted-average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2022	1,398,286	$8.69
Granted	111,107	$8.10
Exercised	(20,000)	$1.82
Forfeited or expired	(11,236)	$53.05
Outstanding at December 31, 2023	1,478,157	$8.40	5.46	$3,548
Exercisable at December 31, 2023	1,251,942	$8.00	4.88	$3,548
Vested and expected to vest at December 31, 2023	1,478,157	$8.40	5.46	$3,548
(1)    Intrinsic value is calculated as the estimated fair value of the Company’s stock at December 31, 2023 less the option exercise price of in-the-money options.
A summary of the status of the Company’s non-vested stock options for the year ended December 31, 2023 is presented below:

	Non-vested Stock Options	Weighted - Average Grant Date Fair Value
Nonvested, December 31, 2022	264,665	$7.19
Granted	111,107	$5.85
Vested	(149,557)	$5.93
Nonvested, December 31, 2023	226,215	$7.37
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $5.85 per share and $8.21 per share, respectively.
The total intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $0.1 million and $0.3 million, respectively, and represents the difference between the exercise price of the option and the fair value of the common stock on the dates exercised. The total grant-date fair value of stock options vested during each of the years ended December 31, 2023 and 2022 was $0.9 million.

The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model utilizing the following weighted average assumptions for options granted during the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Risk-free interest rate	4.17%	3.07%
Expected life (in years)	6.10	5.93
Estimated volatility	81.21%	90.02%
Expected dividends	None	None
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
RSA activity as of and for the year ended December 31, 2023 is summarized below:

	Restricted Stock Awards	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2022	684,389	$11.10
Vested	(298,480)	$9.92
Forfeited or expired	(8,995)	$12.17
Outstanding at December 31, 2023	376,914	$12.02

RSU activity as of and for the year ended December 31, 2023 is summarized below:

	Restricted Stock Units	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2022	13,146	$11.41
Granted	773,526	$8.08
Vested	(18,533)	$7.76
Outstanding at December 31, 2023	768,139	$8.15
The estimated fair value of the restricted stock is based on the closing market value of the Company's common stock on the date of grant. The total fair value of RSAs and RSUs vested during the years ended December 31, 2023 and 2022 was $3.1 million and $1.6 million, respectively.
Employee Stock Purchase Plan
On June 3, 2021, the Company's stockholders adopted and approved the ClearPoint Neuro, Inc. Employee Stock Purchase Plan (the "ESPP"). A total of 400,000 shares of the Company’s common stock are available for issuance pursuant to the terms of the ESPP. The ESPP provides eligible employees the opportunity to purchase shares of common stock at the lower of 85% of the fair market value on either the first day or the last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor may any employee purchase more than 3,500 shares in any six-month purchase period. The initial six-month purchase period commenced in July 2021.
The ESPP is deemed to be compensatory, and therefore, ESPP expense has been included in share-based compensation expenses in the consolidated statement of operations for the years ended December 31, 2023 and 2022.
During the year ended December 31, 2023, 84,430 shares were purchased at an average per share price of $6.00. On December 31, 2023, 236,091 shares of common stock were available for issuance under the ESPP.
The fair value of the purchase options under the ESPP are estimated at the beginning of the purchase period using the Black-Scholes valuation model utilizing the following assumptions:

	2023	2022
Risk-free interest rate	4.77% - 5.53%	0.22% - 2.25%
Expected life (in years)	0.5	0.5
Estimated volatility	61.41% - 62.37%	61.29% - 78.23%
Expected dividends	None	None
The weighted-average fair value per ESPP purchase right during the years ended December 31, 2023 and 2022 was $2.57 per share and $4.14 per share, respectively.
Warrants
Warrants to purchase shares of the Company's common stock were issued in connection with financing transactions in 2015 and 2017. These warrants contained net exercise provisions giving the holder the option of acquiring a number of shares having a value equal to the difference between the exercise price and the current stock price, in lieu of paying the exercise price to acquire the full number of stated shares. All of the remaining outstanding warrants expired in 2023.
Common stock warrant activity for the year ended December 31, 2023 is as follows:

	Shares	Weighted - Average Exercise Price
Outstanding at December 31, 2022	36,554	$16.23
Expired	(36,554)	$16.23
Outstanding at December 31, 2023	—	$—
10.    Income Taxes
The Company had no income tax expense for the years ended December 31, 2023 and 2022. Due to uncertainties surrounding the realization of its deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred income tax assets. If it is determined in the future that it is more likely than not that any deferred income tax assets are realizable, the valuation allowance will be reduced by the estimated net realizable amounts.

	Years Ended December 31,
(in thousands)	2023	2022 (1)
Income tax benefit at federal statutory rate	$(4,584)	$(3,472)
Adjustments for tax effects of:
State income tax, net of federal benefit	(1,191)	(913)
Permanent adjustments	49	17
Benefit state rate change	(23)	646
Other	152	877
Share-based compensation	520	111
Net operating loss write-off	(574)	1,903
Change in valuation allowance	5,659	831
Income tax expense	$8	$—
(1) The 2022 amounts presented in the table above have been reclassified to conform to the current year's presentation.
The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred income tax assets are as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$30,145	$26,574
Share-based compensation	2,193	1,591
Accrued expenses	319	349
174 Capitalization	3,026	1,584
Other	170	97
	35,853	30,195
Less valuation allowance	(35,815)	(30,156)
Total deferred income tax assets	38	39
Deferred tax liability - depreciation	(38)	(39)
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Generally, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on all relevant factors, a valuation allowance of $35.8 million has been established against deferred tax assets as of December 31, 2023 as management determined that it is more likely than not that sufficient taxable income will not be generated to realize those temporary differences.
At December 31, 2023, the Company had net operating loss carryforwards of approximately $120 million and $72 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal net operating loss carryforward began expiring in 2023, and the state net operating loss carryforward begins expiring in 2028. It is possible that the Company will not generate taxable income in time to use these net operating loss carryforwards before their expiration. In addition, under Section 382 of the Internal Revenue Code of 1986 (the “Code”), as amended, if a corporation undergoes an “ownership change” (as defined in the Code), the corporation’s ability to use its pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” occurs if there is a cumulative change in a “loss corporation’s” (as defined in the Code) ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period.
Management has evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes and determined the Company has no uncertain tax positions that could have a significant impact on its consolidated financial statements. The Company’s federal income tax return for 2020 and subsequent years remain open for examination.

11.    Subsequent Event
On March 4, 2024, the Company completed a public offering of 2,307,694 shares of our common stock offered at a public price of $6.50 per share. Pursuant to the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 346,154 shares of common stock at the public offering price, less any underwriting discounts and commissions, for use solely in covering any over-allotments.
Net proceeds from the offering totaled approximately $14.0 million after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company.
The underwriting agreement contains representations, warranties, agreements and indemnification obligations by the Company that are customary for this type of transaction.