Form 10-Q
period 2024-03-31
ClearPoint Neuro, Inc.
filed 2024-05-07
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 1, 2024, there were 27,420,327 shares of common stock outstanding.

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
In evaluating forward-looking statements, you should refer to (i) the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we filed with the United States Securities and Exchange Commission (“SEC”) on March 12, 2024 (the “2023 Form 10-K”), (ii) Item 2 of this Quarterly Report, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Which May Influence Future Results of Operations" and (iii) Part II, Item 1.A of this Quarterly Report. As a result of these risk factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Quarterly Report, except to the extent required by applicable securities laws.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLEARPOINT NEURO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,353	$23,140
Accounts receivable, net	2,511	3,211
Inventory, net	7,960	7,911
Prepaid expenses and other current assets	1,746	1,910
Total current assets	47,570	36,172
Property and equipment, net	1,347	1,389
Operating lease, right-of-use assets	3,447	3,564
Software license inventory	237	386
Licensing rights	887	1,041
Other assets	149	109
Total assets	$53,637	$42,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$844	$393
Accrued compensation	1,634	2,947
Other accrued liabilities	986	1,053
Operating lease liabilities, current portion	497	424
Deferred product and service revenue, current portion	1,232	2,613
2020 senior secured convertible note payable, net	9,964	—
Total current liabilities	15,157	7,430
Operating lease liabilities, net of current portion	3,438	3,568
Deferred product and service revenue, net of current portion	458	541
2020 senior secured convertible note payable, net	—	9,949
Total liabilities	19,053	21,488
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized at March 31, 2024 and December 31, 2023; 27,416,345 shares issued and outstanding at March 31, 2024; and 24,652,729 issued and outstanding at December 31, 2023	274	247
Additional paid-in capital	210,912	193,382
Accumulated deficit	(176,602)	(172,456)
Total stockholders’ equity	34,584	21,173
Total liabilities and stockholders’ equity	$53,637	$42,661
See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except for share and per share data)

	For The Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue	$3,635	$2,630
Service and other revenue	4,004	2,803
Total revenue	7,639	5,433
Cost of revenue	3,114	2,231
Gross profit	4,525	3,202
Research and development costs	2,625	3,023
Sales and marketing expenses	3,290	2,933
General and administrative expenses	2,841	2,958
Operating loss	(4,231)	(5,712)
Other expense:
Other expense, net	(26)	(11)
Interest income, net	111	114
Net loss	$(4,146)	$(5,609)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.23)
Weighted average shares used in computing net loss per share:
Basic and diluted	25,452,096	24,583,163

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands)

For The Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, January 1, 2024	24,652,729	$247	$193,382	$(172,456)	$21,173
Issuances of common stock:
Public offering of common stock	2,653,848	26	16,157	—	16,183
Share-based compensation	126,315	1	1,503	—	1,504
Option exercises	7,500	—	21	—	21
Payments for taxes related to net share settlement of equity awards	(24,047)	—	(151)	—	(151)
Net loss for the period	—	—	—	(4,146)	(4,146)
Balances, March 31, 2024	27,416,345	$274	$210,912	$(176,602)	$34,584

For The Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, January 1, 2023	24,578,983	$246	$187,008	$(150,367)	$36,887
Issuances of common stock:
Share-based compensation	3,782	—	1,307	—	1,307
Payments for taxes related to net share settlement of equity awards	(514)	—	(5)	—	(5)
Net loss for the period	—	—	—	(5,609)	(5,609)
Balances, March 31, 2023	24,582,251	$246	$188,310	$(155,976)	$32,580
See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For The Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,146)	$(5,609)
Adjustments to reconcile net loss to net cash flows from operating activities:
Allowance for credit losses (recoveries)	(146)	171
Depreciation and amortization	243	129
Share-based compensation	1,504	1,307
Amortization of debt issuance costs and original issue discounts	15	14
Amortization of lease right-of-use, net of accretion in lease liabilities	231	142
Accretion of discounts on short-term investments	—	(69)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	846	(184)
Inventory, net	53	(578)
Prepaid expenses and other current assets	165	(42)
Other assets	(39)	—
Accounts payable and accrued expenses	(931)	(959)
Lease liabilities	(171)	(146)
Deferred revenue	(1,464)	144
Net cash flows from operating activities	(3,840)	(5,680)
Cash flows from investing activities:
Purchases of property and equipment	—	(138)
Net cash flows from investing activities	—	(138)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of offering costs	16,183	—
Proceeds from stock option exercises	21	—
Payments for taxes related to net share settlement of equity awards	(151)	(5)
Net cash flows from financing activities	16,053	(5)
Net change in cash and cash equivalents	12,213	(5,823)
Cash and cash equivalents, beginning of period	23,140	27,615
Cash and cash equivalents, end of period	$35,353	$21,792

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$—
Interest	$185	$179

See accompanying notes to Condensed Consolidated Financial Statements.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of the Business and Financial Condition
ClearPoint Neuro, Inc. (the “Company”) is a commercial-stage medical device company focused on the development and commercialization of innovative platforms for performing minimally invasive surgical procedures in the brain. From the Company’s inception in 1998, the Company has deployed significant resources to fund its efforts to develop the capabilities for enabling neurosurgery interventions, building an intellectual property portfolio, and identifying and building out commercial applications for the technologies it develops. In 2021, the Company’s efforts expanded beyond the MRI suite to encompass development and commercialization of new neurosurgical device products for the operating room setting. In 2022, the Company commercialized the ClearPoint Prism Neuro Laser Therapy System as its first therapy product offering. The Company has exclusive global commercialization rights to the ClearPoint Prism Neuro Laser Therapy System through its Swedish partner, Clinical Laserthermia Systems ("CLS").
Since 2021, a growing part of the Company’s revenue is derived from consulting services to pharmaceutical and biotech companies, academic institutions, and contract research organizations having a focus on biologics and drug delivery. The Company’s services include protocol consultation and solutions for pre-clinical study design and execution for the delivery of pharmaceutical agents to the brain. Currently, the Company has more than 50 biologics and drug delivery customers who are evaluating or using its products and services in trials to inject gene and cell therapies directly into the brain. These relationships involve drug development programs that are at various stages of development ranging from preclinical research to late-stage regulatory trials for multiple distinct disease states. This part of the Company’s business potentially represents the largest opportunity for growth; however, the Company’s ability to grow in this market is dependent on its ability to maintain and establish new relationships with customers, such customers' continuation of research and product development plans, and such customers' achievement of success in completion of clinical trials and subsequent regulatory approvals of their biologics and drugs.
Macroeconomic Trends
The Company continues to monitor the impact of various macroeconomic trends, such as global economic and supply chain disruptions, geopolitical instability (including instability resulting from military conflicts), labor shortages, and inflationary conditions. Impacts from inflationary pressures, such as increasing costs for research and development of the Company's products, administrative and other costs of doing business, and the Company's access to capital markets and other sources of funding in the future could adversely affect the Company's business, financial condition and results of operations. Additionally, these trends could adversely affect the Company's customers, which could impact their willingness to spend on the Company's products and services, or their ability to make payment, which could harm the Company's collection of accounts receivable and financial results. The continued development and fluidity of these situations preclude any prediction as to the ultimate impact they will have on the Company's business, financial condition, results of operation and cash flows.
Liquidity
The Company has incurred net losses since its inception, which has resulted in a cumulative deficit at March 31, 2024 of $176.6 million. In addition, the Company’s use of cash from operations amounted to $3.8 million for the three months ended March 31, 2024, and $13.7 million for the year ended December 31, 2023. Since its inception, the Company has financed its operations principally from the sale of equity securities and the issuance of notes payable, however, there is no assurance such sale of equity securities and/or issuance of notes payable will be at terms favorable to the Company or available at all in the future. As required by generally accepted accounting principles in the U.S. ("GAAP"), the Company has evaluated its ability to continue as a going concern and has determined that based on current forecasts, existing cash and cash equivalent balances at March 31, 2024 are sufficient to support the Company's operations and meet its obligations for at least the next twelve months.
In March 2024, the Company completed a public offering of 2,653,848 shares of its common stock from which the net proceeds totaled approximately $16.2 million after deducting underwriting discounts and commissions, and other offering expenses paid by the Company. See Note 8 below for additional information with respect to the common stock offering.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2023 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with SEC rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three months ended March 31, 2024, may not be indicative of the results to be expected for the entire year or any future periods.
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
In conformity with Accounting Standards Codification Section (ASC) 350, “Intangibles – Goodwill and Other,” the Company amortizes the payments related to the license rights described above over an expected useful life of up to five years, or as commercial sales occur for the royalty prepayment. In addition, the Company periodically evaluates the recoverability of its investment in the license rights and records an impairment charge in the event such evaluation indicates that the Company’s investment is not likely to be recovered.
Revenue Recognition
The Company’s revenue is comprised primarily of: (1) product revenue resulting from the sale of functional neurosurgery, navigation, therapy, and biologics and drug delivery disposable products; (2) product revenue resulting from the sale of ClearPoint capital equipment and software; (3) consultation revenue and clinical case support revenue

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Lines of Business; Timing of Revenue Recognition
•Functional neurosurgery navigation product, biologics and drug delivery systems product, and therapy product sales: Revenue from the sale of functional neurosurgery navigation products (consisting of disposable products sold commercially and related to cases utilizing the Company's ClearPoint system), biologics and drug delivery products (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing the ClearPoint system), and therapy products (consisting primarily of disposable laser-related products used in neurosurgical procedures) is generally based on customer purchase orders, the predominance of which require delivery within one week of the order having been placed, and is generally recognized at the point in time of shipping to the customer, which is the point at which legal title, and risks and rewards of ownership, transfer to the customer. For certain customers, legal title and risks and rewards of ownership transfer upon delivery to the customer as stated in their respective contracts, in which case revenue is recognized upon delivery.
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

◦Capital equipment and software sales not preceded by evaluation periods: Revenue from sales of capital equipment and software not having been preceded by an evaluation period is recognized upon delivery to the customer and installation. For capital equipment that does not require installation, revenue is recognized upon shipment; however, for those customers where legal title and risks and rewards of ownership transfer upon delivery, revenue is recognized at such time.

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
◦Milestone fees: Event-based payments which are subject to the customer's achievement of specified development or regulatory milestones are included in the transaction price if, in the Company's judgment, it is probable that these milestones will be achieved and a significant future reversal of cumulative revenue under the contract will not occur. The Company re-evaluates the probability of achievement of such milestones at the end of each reporting period and adjusts the transaction price as necessary.
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

ClearPoint Neuro, Inc.
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
Net Loss Per Share
The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the Company’s outstanding common stock options and unvested restricted stock units, as described in Note 8, and the potential conversion of the Outstanding First Closing Note, as described in Note 6, would be anti-dilutive, due to the reporting of a net loss for each of the periods in the accompanying condensed consolidated statements of operations.
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
The Company holds the remainder of its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At March 31, 2024, the Company had approximately $0.1 million in bank balances that were in excess of the insured limits.
At March 31, 2024, there was one customer whose accounts receivable balance represented 16% of accounts receivable at that date. At December 31, 2023, there were four customers whose accounts receivable balances represented 28%, 26%, 16%, and 10% of accounts receivable at that date.
One pharmaceutical customer, a related party who is a stockholder, a noteholder, and whose chief executive officer is a representative on the Company's Board of Directors (see Note 6), for whom the Company provides hardware, software, clinical services and market development services in support of the customer's clinical trials, and from whom the Company earns a quarterly fee, accounted for 9% and 13% of total sales in the three-month periods ended March 31, 2024 and 2023, respectively. There were two additional customers, both of whom comprised 14% of the total sales in the three-month period ended March 31, 2024.
Prior to granting credit to a customer, the Company generally performs credit evaluations of the customers’ financial condition. In general, the Company does not require collateral from customers in connection with an extension of credit. The accounts receivable balance is reduced by an allowance for credit losses from the potential inability of the Company's customers to make required payments. The allowance for credit losses at March 31, 2024, and December 31, 2023, was $1.3 million and $1.4 million, respectively. The Company evaluates the historic loss experience on the accounts receivable balance and also considers separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. The estimate is a result of the Company's ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations.
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

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures," which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The provisions of the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2025 annual period and in 2026 for interim periods with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3.	Revenue Recognition
Revenue by Service Line

	Three Months Ended March 31,
(in thousands)	2024	2023
Biologics and drug delivery
Disposable products	$553	$594
Services and license fees	3,754	2,082
Subtotal – Biologics and drug delivery revenue	4,307	2,676
Functional neurosurgery navigation and therapy
Disposable products	1,927	1,858
Services	—	503
Subtotal – Functional neurosurgery navigation and therapy	1,927	2,361
Capital equipment and software
Systems and software products	1,155	178
Services	250	218
Subtotal – Capital equipment and software revenue	1,405	396
Total revenue	$7,639	$5,433
Contract Balances
•Contract assets – The timing of revenue recognition may differ from the time of billing to the Company's customers. In most cases, customers are billed upon shipment of such products or delivery of such services and the related contract assets, which represent an unconditional right to consideration, and comprise the accounts receivable balance. When revenue is recognized in advance of its right to bill and receive consideration, the Company records this unbilled receivable as a contract asset, which is classified as other current assets in the accompanying condensed consolidated balance sheets. Additionally, at March 31, 2024, the Company also had

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$0.2 million in deferred contract costs, classified as other current assets, related to up-front costs for direct materials incurred to fulfill a customer contract.

	March 31, 2024	December 31, 2023
(in thousands)
Accounts receivable, net	$2,511	$3,211
Other contract assets
Unbilled receivables	$612	$733
Deferred contract costs	$193	$—
•Contract liabilities – Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue as the related goods or services have not been transferred. The Company's contract liabilities are generally comprised of the following: (1) capital equipment and software-related service fees that are typically billed and collected at the inception of the service agreements, which have terms ranging from one to three years; (2) annual fees for agreements with customers that bundle the capital equipment and software-related service fees with software and hardware upgrades that are made commercially available over the term of the contract; and (3) up-front payments from customers made in connection with consulting services. The unearned portion of all such fees is classified as deferred revenue.

	March 31, 2024	December 31, 2023
(in thousands)
Deferred revenues	$1,690	$3,154
During the three months ended March 31, 2024, the Company recognized approximately $1.5 million of revenue, which was previously included in deferred revenue in the accompanying condensed consolidated balance sheet at December 31, 2023.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue that will be recognized as revenue in future periods. The majority of the remaining performance obligations relate to capital equipment and software-related service agreements and the upfront payments discussed under the heading "Contract Balances" above, which amounted to approximately $1.6 million at March 31, 2024. The Company expects to recognize 71% of this revenue over the next twelve months and the remainder thereafter.

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
The fair value of cash and cash equivalents of $35.4 million and $23.1 million as of March 31, 2024, and December 31, 2023, respectively, is derived using Level 1 inputs. The cash equivalents are comprised of short-term bank deposits, money market funds, and U.S. Government debt securities with original maturities of three months or less, and the carrying value is a reasonable estimate of fair value.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Inventory
Inventory consists of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials and work in process	$6,123	$6,466
Software licenses	211	211
Finished goods	1,626	1,234
Inventory, net, included in current assets	7,960	7,911
Software licenses – non-current	237	386
Total	$8,197	$8,297

6.	Note Payable
In January 2020, the Company completed a financing transaction with two investors (the "2020 Convertible Noteholders"), whereby the Company issued an aggregate principal amount of $17.5 million of secured convertible notes (the "First Closing Notes") pursuant to the SPA, which, unless earlier converted or redeemed, mature on the fifth anniversary of the issuance and bear interest at a rate equal to the sum of (i) the greater of (a) the three (3)-month Secured Overnight Financing Rate (“SOFR”) and (b) two percent (2%), plus (ii) a margin of 2% on the outstanding balance of the First Closing Notes, payable quarterly on the first business day of each calendar quarter. The First Closing Notes may be converted at a price of $6.00 per share, subject to certain adjustments set forth in the SPA and the note agreement, and may not be pre-paid without the consent of the noteholder.
In May 2021, one of the 2020 Convertible Noteholders (the “Converting Noteholder”) converted the entire $7.5 million principal amount of such Converting Noteholder’s First Closing Note, and related accrued interest of approximately $0.04 million, into 1,256,143 shares of the Company’s common stock.
In December 2020, the Company issued the Second Closing Note to one of the 2020 Convertible Noteholders in an aggregate principal amount of $7.5 million. In November 2021, the holder of the Second Closing Note converted the entire principal amount of such note, along with related accrued and payment in-kind interest aggregating $0.3 million, into 773,446 shares of the Company's common stock.
At each of March 31, 2024 and December 31, 2023, the amount outstanding under the First Closing Notes is an aggregate principal amount of $10 million. The aggregate carrying amount of the outstanding First Closing Note in the accompanying condensed consolidated balance sheets is presented net of financing costs, comprised of commissions and legal expenses, having an unamortized balance of $0.04 million and $0.1 million at each of those respective dates.
The outstanding First Closing Note is secured by all the assets of the Company.
The holder of the outstanding First Closing Note is a significant customer of the Company, whose chief executive officer is a member of the Company’s Board of Directors. See Note 2, Concentration Risks and Other Risks and Uncertainties.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Scheduled Note Payable Maturity
Scheduled principal payment as of March 31, 2024 with respect to the remaining note payable is summarized as follows:

Year ending December 31,	(in thousands)
2025	$10,000
Total scheduled principal payment	10,000
Less: Unamortized financing costs	(36)
Total	$9,964

7.	Leases
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
The Company leases space in Carlsbad, California, that serves as office space and a manufacturing facility under a lease that commenced on June 1, 2023 and ends on May 31, 2033. The Company has two options to extend the lease term for thirty-six or sixty months, at the then fair market rental value. Upon establishment of the new manufacturing facility in Carlsbad, the Company terminated its prior manufacturing facility lease in Irvine, California, effective October 2023. The lease termination did not have a material impact to the financial statements.
The aforementioned leases are classified as operating leases in conformity with GAAP. The aggregate lease costs, included in general and administrative expense, were $0.2 million and $0.3 million for each of the three months ended March 31, 2024 and 2023, respectively.

8.	Stockholders’ Equity
2024 Public Offering
In March 2024, the Company completed a public offering of 2,653,848 shares of its common stock, composed of 2,307,694 shares of common stock offered at a public offering price of $6.50 per share and an additional 346,154 shares of common stock sold pursuant to the exercise of the underwriters' option to purchase additional shares at the public offering price.
Net proceeds from the offering totaled approximately $16.2 million after deducting underwriting discounts and commissions, and other offering expenses paid by the Company.
The underwriting agreement contains representations, warranties, agreements and indemnification obligations by the Company that are customary for this type of transaction.
Equity Compensation Plans
The Fourth Amended and Restated 2013 Incentive Compensation Plan became effective in 2022. The plan permits the issuance of options, restricted stock, restricted stock units and other awards to selected employees, directors and

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
consultants of the Company. The equity incentive plans are more fully described in Note 9 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Share-Based Compensation Expense
The Company records share-based compensation expense on a straight-line basis over the vesting periods of the related grants and recognizes forfeitures as they occur. The following table sets forth share-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenue	22	21
Research and development	337	282
Sales and marketing	421	362
General and administrative	724	642
Share-based compensation expense	$1,504	$1,307

Share-based compensation expense by type of share-based award is summarized below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock options	208	248
RSAs and RSUs	1,236	992
ESPP	60	67
	$1,504	$1,307
Total unrecognized compensation expense by type of award and the weighted-average remaining requisite period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	$792	1.46
RSAs and RSUs	$5,899	1.60

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Option Activity
Stock option activity under the Company’s current and previous plans during the three months ended March 31, 2024 is summarized below:

	Stock Options	Weighted-average Exercise price per share	Weighted-average Remaining Contractual Life (in years)	Intrinsic Value(1) (in thousands)
Outstanding at December 31, 2023	1,478,157	$8.40
Exercised	(7,500)	$2.75
Forfeited or expired	(3,875)	$48.04
Outstanding at March 31, 2024	1,466,782	$8.33	5.23	$3,527
Exercisable at March 31, 2024	1,262,789	$7.91	4.72	$3,527
Vested and expected to vest at March 31, 2024	1,466,782	$8.33	5.23	$3,527

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.
Restricted Stock Award Activity
Restricted stock award ("RSA") activity for the three months ended March 31, 2024 is summarized below:

	Restricted Stock Awards	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2023	376,914	$12.02
Vested	(18,495)	$12.22
Forfeited	(3,679)	$12.11
Outstanding at March 31, 2024	354,740	$12.00
Restricted Stock Unit Activity
Restricted stock unit ("RSU") activity for the three months ended March 31, 2024 is summarized below:

	Restricted Stock Units	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2023	768,139	$8.15
Granted	65,731	$6.07
Vested	(129,994)	$8.14
Forfeited	(12,911)	8.52
Outstanding at March 31, 2024	690,965	$7.94
ESPP
On June 3, 2021, the Company’s stockholders adopted and approved the ClearPoint Neuro, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to acquire shares of the Company’s common stock

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
through payroll deductions at a discount to market price. A total of 400,000 shares of the Company’s common stock were made available for issuance pursuant to the terms of the ESPP. Each offering period is for six months, and the first offering period commenced on July 1, 2021. On March 31, 2024, 236,091 shares of common stock were available for issuance under the ESPP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing in Part I, Item 1 of this Quarterly Report. This discussion and analysis contains forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties. You should review the section titled “Risk Factors” appearing in our 2023 Form 10-K and in Part II, Item 1.A of this Quarterly Report for a discussion of important risk factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. In addition, historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.
Overview
We are a commercial-stage medical device company that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain. We have deployed significant resources to fund our efforts to develop the capabilities for enabling neurosurgery interventions, building an intellectual property portfolio, and identifying and building out commercial applications for the technologies developed by our company.
The foundational part of our business is providing medical devices for neurosurgery applications. Our primary medical device product, the ClearPoint system, is an integrated system comprised of hardware components, disposable components, and intuitive, menu-driven software, which is in commercial use globally. The primary applications for the ClearPoint system are to target and guide the insertion of deep brain stimulation electrodes, biopsy needles, and laser catheters, as well as the infusion of pharmaceuticals into the brain. The ClearPoint system was originally designed for use in an MRI setting. In 2021, we launched the SmartFrame Array Neuro Navigation System and Software, which allow for operating room placement of the ClearPoint system, and in 2024, we commenced limited market release of the SmartFrame OR Stereotactic System, which allows for complete procedures to be performed in the operating room. In 2022, we commercialized the ClearPoint Prism Neuro Laser Therapy System as our first therapy product offering. We have exclusive global commercialization rights to the ClearPoint Prism Neuro Laser Therapy System through our Swedish partner, Clinical Laserthermia Systems AB and its affiliates, or CLS.
The second part of our business is focused on partnerships in the biologics drug and delivery space. Our services include protocol consultation and solutions for preclinical study design and execution for the delivery of pharmaceutical agents to the brain. Currently, we have more than 50 biologics and drug delivery customers who are evaluating using our products and services in trials to inject gene and cell therapies directly into the brain. These partnerships involve drug development programs that are at various stages of development ranging from preclinical research to late-stage regulatory trials for multiple distinct disease states. This part of our business potentially represents the largest opportunity for growth; however, our ability to grow in this market is dependent on our ability to maintain and establish new relationships with customers, such customers' continuation of research and development plans, and such customers' achievement of success in completion of clinical trials and subsequent regulatory approvals of their biologics and drugs.
Substantially all our revenue for the three months ended March 31, 2024 and 2023 relates to (i) sales of our ClearPoint system products and related services and (ii) consulting services from our customers in the biologics and drug delivery space. We have financed our operations and internal growth primarily through the sale of equity securities and the issuance of notes payable. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of March 31, 2024, we had accumulated losses of $176.6 million. We may continue to incur operating losses as we expand our ClearPoint system platform, consulting services to our pharmaceutical and other medical technology customers, and our business generally.
Factors Which May Influence Future Results of Operations
The following is a description of factors that may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.
Macroeconomic Trends
We continue to monitor the impact of various macroeconomic trends, such as global economic and supply chain disruptions, geopolitical instability (including instability resulting from military conflicts), labor shortages, and inflationary conditions. Impacts from inflationary pressures, such as increasing costs for research and development of our products, administrative and other costs of doing business, and our access to capital markets and other sources of funding in the future could adversely affect our business, financial condition and results of operations. Additionally, these trends could adversely affect our customers, which could impact their willingness to spend on our products and services, or their ability to make payment, which could harm the Company's collection of accounts receivable and financial results. The continued development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on our business, financial condition, results of operation and cash flows.
Revenue
In 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the U.S. for general neurosurgical procedures; in February 2011 and May 2018, we also obtained CE marking for our ClearPoint system and SmartFlow cannula, respectively; and in June 2020, we obtained CE marking for version 2.0 of our ClearPoint software and our Inflexion head fixation frame. In January 2021, we received 510(k) clearance for the SmartFrame Array Neuro Navigation System. In September 2022, the ClearPoint Prism Neuro Laser Therapy System, for which we have exclusive global rights to commercialize, received 510(k) clearance through our Swedish partner, CLS. The Prism laser represents the first therapy product we have commercialized. In January 2024, we received 510(k) clearance from the FDA for the SmartFrame OR Stereotactic System.
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
Generating recurring revenue from the sale of products is an important part of our business model for our ClearPoint system. Our product revenue was approximately $3.6 million for the three months ended March 31, 2024, and was almost entirely related to our ClearPoint system. Our service revenue was approximately $4.0 million for the three months ended March 31, 2024, of which 94% is related to the biologics and drug delivery service line.
Our revenue recognition policies are more fully described in Note 2 to the Condensed Consolidated Financial Statements included above in Part I, Item 1 in this Quarterly Report.
Underlying the revenue from sales of products and services to our biologics and drug delivery customers is the number of direct customers and end users of our products and/or services (“Partners”). Our Partners consist of pharmaceutical and biotech companies, academic institutions, or customer-sponsored contract research organizations that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which the commercial success is uncertain, pending, in part, on the outcome of those trials. While our revenue from sales of products and services to our biologics and drug delivery customers is indicative of growth, the number of Partner relationships is also of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through our Partners’ use of our products and services in their delivery of therapies. At March 31, 2024, we had more than 50 Partners, which is similar to the number of Partners as of the same date in 2023.
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

Research and Development Costs
Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and enhancements. Such costs include salaries, travel, and benefits for research and development personnel; materials and laboratory supplies in research and development activities; outside consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) develop devices and services for delivery of therapeutics into the central nervous system, (ii) expand products into the operating room and therapeutics space, and (iii) expand the application of our technological platforms internationally.
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to the critical accounting policies and estimates described in our 2023 Form 10-K.
Results of Operations
Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Percentage Change
Product revenue	$3,635	$2,630	38%
Service and other revenue	4,004	2,803	43%
Total revenue	7,639	5,433	41%
Cost of revenue	3,114	2,231	40%
Gross profit	4,525	3,202	41%
Research and development costs	2,625	3,023	(13)%
Sales and marketing expenses	3,290	2,933	12%
General and administrative expenses	2,841	2,958	(4)%
Other expense:
Other expense, net	(26)	(11)	NM%
Interest income, net	111	114	(3)%
Net loss	$(4,146)	$(5,609)	(26)%
NM – The percentage change is not meaningful.
Revenue. Total revenue was $7.6 million for the three months ended March 31, 2024, and $5.4 million for the three months ended March 31, 2023, which represents an increase of $2.2 million, or 41%.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Percentage Change
Biologics and drug delivery
Disposable products	$553	$594	(7)%
Services and license fees	3,754	2,082	80%
Subtotal – Biologics and drug delivery revenue	4,307	2,676	61%
Functional neurosurgery navigation and therapy
Disposable products	1,927	1,858	4%
Services	—	503	(100)%
Subtotal – Functional neurosurgery navigation and therapy	1,927	2,361	(18)%
Capital equipment and software
Systems and software products	1,155	178	549%
Services	250	218	15%
Subtotal – Capital equipment and software revenue	1,405	396	255%
Total revenue	$7,639	$5,433	41%
Biologics and drug delivery revenue, which includes sales of disposable products and services related to customer-sponsored pre-clinical and clinical trials, increased 61% to $4.3 million for the three months ended March 31, 2024, from $2.7 million for the same period in 2023. This increase is attributable to a $1.7 million increase in service revenue related to new pre-clinical trials and consulting agreements entered into with our Partners during the three months ended March 31, 2024, compared to the same period in 2023.
Functional neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, decreased 18% to $1.9 million for the three months ended March 31, 2024, from $2.4 million for the same period in 2023. The decrease is driven by lower service revenue of $0.5 million as a result of pausing a co-development program with one of our Brain Computer Interface partners, partially offset by higher product revenue of $0.1 million during the three months ended March 31, 2024, compared to the same period in 2023.
Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software and related services, increased 255% to $1.4 million for the three months ended March 31, 2024, from $0.4 million for the same period in 2023 due to a large increase in the placements of ClearPoint navigation capital and software and Prism laser units.
Cost of Revenue and Gross Profit. Cost of revenue was $3.1 million, resulting in gross profit of $4.5 million for the three months ended March 31, 2024, and was $2.2 million, resulting in gross profit of $3.2 million for the three months ended March 31, 2023. Gross margin was 59% for the three months ended March 31, 2024, in line with the same period in 2023.
Research and Development Costs. Research and development costs were $2.6 million for the three months ended March 31, 2024, compared to $3.0 million for the same period in 2023, a decrease of $0.4 million, or 13%. The decrease was due primarily to lower product development costs as a result of reprioritization of certain research and development initiatives.
Sales and Marketing Expenses. Sales and marketing expenses were $3.3 million for the three months ended March 31, 2024, compared to $2.9 million for the same period in 2023, an increase of $0.4 million, or 12%. This increase was due primarily to additional personnel costs of $0.3 million, including share-based compensation, resulting from increases in headcount, as well as increases in travel costs of $0.1 million.
General and Administrative Expenses. General and administrative expenses were $2.8 million for the three months ended March 31, 2024, compared to $3.0 million for the same period in 2023, a decrease of $0.1 million, or 4%. This decrease was due primarily to lower bad debt expense of $0.3 million mainly as a result of subsequent recoveries, partially offset by higher share-based compensation and occupancy costs, each in the amount of $0.1 million.
Interest Income (Expense). Net interest income was $0.1 million for each of the three months ended March 31, 2024 and 2023, as a result of interest rates remaining relatively consistent. We continue to earn interest income from our investment in U.S. Government debt securities, offset partially by the interest paid on the Outstanding First Closing Note. See Note 6 to the Condensed Consolidated Financial Statements included above in Part 1, Item 1 in this Quarterly Report for additional information with respect to the Outstanding First Closing Note.
Liquidity and Capital Resources
We have incurred net losses since our inception, which has resulted in a cumulative deficit at March 31, 2024 of $176.6 million. In addition, our use of cash from operations amounted to $3.8 million for the three months ended March 31, 2024, and $13.7 million for the year ended December 31, 2023.
Since inception, we have financed our operations principally from the sale of equity securities and the issuance of notes payable. In 2020, we issued secured convertible notes to two investors which raised gross proceeds of $25 million, of which $15 million has been converted to common stock and $10 million remains outstanding.
See Note 6 to the Condensed Consolidated Financial Statements included above in Part 1, Item 1 in this Quarterly Report for additional information with respect to the Outstanding First Closing Note.
As discussed in Note 8, in March 2024, the Company completed a public offering of 2,653,848 shares of its common stock from which the net proceeds totaled approximately $16.2 million after deducting underwriting discounts and commissions, and other offering expenses paid by the Company.
As a result of these transactions and our business operations, our cash and cash equivalents totaled $35.4 million at March 31, 2024. In management’s opinion, based on our current forecasts for revenue, expense and cash flows, our existing cash and cash equivalent balances at March 31, 2024, are sufficient to support our operations and meet our obligations for at least the next twelve months.
Cash Flows
Cash activity for the three months ended March 31, 2024 and 2023 is summarized as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Cash used in operating activities	$(3,840)	$(5,680)
Cash provided by (used in) investing activities	—	(138)
Cash provided by (used in) financing activities	16,053	(5)
Net change in cash and cash equivalents	$12,213	$(5,823)
Net Cash Flows from Operating Activities. Net cash flows used in operating activities for the three months ended March 31, 2024, were $3.8 million, a decrease of $1.8 million from the three months ended March 31, 2023. This decrease was primarily due to a lower net loss of $1.5 million, lower accounts receivable balances as a result of increased cash collections, and lower inventory purchases after ramping up of inventory stock in response to supply chain disruptions, offset partially by lower deferred revenue.
Net Cash Flows from Investing Activities. The Company did not have any net cash flows from investing activities for the three months ended March 31, 2024.
Net cash flows used in investing activities for the three months ended March 31, 2023, were $0.1 million and consisted of equipment acquisitions and investments related to the new manufacturing site in Carlsbad, CA.
Net Cash Flows from Financing Activities. Net cash flows provided by financing activities for the three months ended March 31, 2024, consisted of proceeds, net offering costs, of $16.2 million received from the public offering of our common stock, partially offset by payments for taxes related to shares withheld in connection with the vesting of restricted stock awards of $0.2 million.
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
•the ultimate duration and impact of macroeconomic trends, including inflationary pressures, supply chain disruptions, and geopolitical instability (including military conflicts);
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
At March 31, 2024, we had $10 million of principal outstanding under the Outstanding First Closing Note, which is subject to interest rate fluctuations. The Outstanding First Closing Note bears interest at a rate equal to the sum of (i) the greater of (a) the three (3)-month Secured Overnight Financing Rate ("SOFR") and (b) two percent (2%), plus (ii) a margin of 2% on the outstanding balance of the First Closing Note, payable quarterly on the first business day of each calendar quarter. At March 31, 2024, the three-month SOFR was greater than the 2% floor as a result of rising interest rates, and the rate paid on the Outstanding First Closing Note was 7.3%. If interest rates continue to increase, a one-percent to two-percent increase would result in additional annual interest expense of $0.4 million to $0.5 million above the floor, respectively. Information with respect to the Outstanding First Closing Note may be found in Note 6 to the Condensed Consolidated Financial Statements included above in Part 1, Item 1 in this Quarterly Report.
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
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
There have been no material changes to the risk factors disclosed in our 2023 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
Not applicable. Without limiting the generality of the foregoing, during the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements, as defined in Item 408(a) of Regulation S-K.

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

Date: May 7, 2024

CLEARPOINT NEURO, INC.

	By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danilo D’Alessandro
Danilo D’Alessandro
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)