Form 10-Q
period 2024-06-30
ClearPoint Neuro, Inc.
filed 2024-08-07
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2024, there were 27,595,699 shares of common stock outstanding.

CLEARPOINT NEURO, INC.

Trademarks, Trade Names and Service Marks
ClearPoint Neuro®, ClearPoint®, SmartFlow®, SmartFrame®, SmartGrid®, Inflexion®, SmartTwist®, SmartTip®, ClearPoint Maestro®, SmartFrame Array®, SmartFrame OR™, ClearPoint Neuro Orchestra™, ClearPoint Prism®, SmartFlow Flex™, ClearPointer™, ClearPoint Pursuit®,, and When Your Path is Unclear, We Point The Way® are all trademarks of ClearPoint Neuro, Inc. Any other trademarks, trade names or service marks referred to in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are the property of their respective owners.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLEARPOINT NEURO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,845	$23,140
Accounts receivable, net	3,475	3,211
Inventory, net	8,031	7,911
Prepaid expenses and other current assets	2,205	1,910
Total current assets	46,556	36,172
Property and equipment, net	1,545	1,389
Operating lease, right-of-use assets	3,330	3,564
Software license inventory	236	386
Licensing rights	758	1,041
Other assets	149	109
Total assets	$52,574	$42,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$822	$393
Accrued compensation	2,996	2,947
Other accrued liabilities	1,302	1,053
Operating lease liabilities, current portion	516	424
Deferred product and service revenue, current portion	1,079	2,613
2020 senior secured convertible note payable, net	9,979	—
Total current liabilities	16,694	7,430
Operating lease liabilities, net of current portion	3,302	3,568
Deferred product and service revenue, net of current portion	446	541
2020 senior secured convertible note payable, net	—	9,949
Total liabilities	20,442	21,488
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized at June 30, 2024 and December 31, 2023; 27,588,812 shares issued and outstanding at June 30, 2024; and 24,652,729 issued and outstanding at December 31, 2023	276	247
Additional paid-in capital	212,866	193,382
Accumulated deficit	(181,010)	(172,456)
Total stockholders’ equity	32,132	21,173
Total liabilities and stockholders’ equity	$52,574	$42,661
See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except for share and per share data)

	For The Three Months Ended June 30,
	2024	2023
Revenue:
Product revenue	$4,944	$2,337
Service and other revenue	2,914	3,613
Total revenue	7,858	5,950
Cost of revenue	2,870	2,824
Gross profit	4,988	3,126
Research and development costs	3,120	3,605
Sales and marketing expenses	3,834	3,474
General and administrative expenses	2,773	3,178
Operating loss	(4,739)	(7,131)
Other expense:
Other income (expense), net	5	(2)
Interest income, net	326	81
Net loss	$(4,408)	$(7,052)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.29)
Weighted average shares used in computing net loss per share:
Basic and diluted	27,468,378	24,583,712

	For The Six Months Ended June 30,
	2024	2023
Revenue:
Product revenue	$8,579	$4,967
Service and other revenue	6,918	6,416
Total revenue	15,497	11,383
Cost of revenue	5,984	5,055
Gross profit	9,513	6,328
Research and development costs	5,745	6,628
Sales and marketing expenses	7,124	6,407
General and administrative expenses	5,614	6,136
Operating loss	(8,970)	(12,843)
Other expense:
Other expense, net	(21)	(13)
Interest income, net	437	195
Net loss	$(8,554)	$(12,661)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.32)	$(0.52)
Weighted average shares used in computing net loss per share:
Basic and diluted	26,460,237	24,583,439
See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands)

For The Three and Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, January 1, 2024	24,652,729	$247	$193,382	$(172,456)	$21,173
Issuances of common stock:
Public offering of common stock	2,653,848	26	16,157	—	16,183
Share-based compensation	126,315	1	1,503	—	1,504
Option exercises	7,500	—	21	—	21
Payments for taxes related to net share settlement of equity awards	(24,047)	—	(151)	—	(151)
Net loss for the period	—	—	—	(4,146)	(4,146)
Balances, March 31, 2024	27,416,345	$274	$210,912	$(176,602)	$34,584
Issuances of common stock:
Share-based compensation	130,447	1	1,795	—	1,796
Option exercises (cashless)	1,373	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(22,153)	—	(128)	—	(128)
Issuance of common stock under employee stock purchase plan	62,800	1	287	—	288
Net loss for the period	—	—	—	(4,408)	(4,408)
Balances, June 30, 2024	27,588,812	$276	$212,866	$(181,010)	$32,132

For The Three and Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, January 1, 2023	24,578,983	$246	$187,008	$(150,367)	$36,887
Issuances of common stock:
Share-based compensation	3,782	—	1,307	—	1,307
Payments for taxes related to net share settlement of equity awards	(514)	—	(5)	—	(5)
Net loss for the period	—	—	—	(5,609)	(5,609)
Balances, March 31, 2023	24,582,251	$246	$188,310	$(155,976)	$32,580
Issuances of common stock:
Share-based compensation	5,484	—	1,645	—	1,645
Payments for taxes related to net share settlement of equity awards	(11,102)	—	(77)	—	(77)
Issuance of common stock under employee stock purchase plan	51,041	—	314	—	314
Net loss for the period	—	—	—	(7,052)	(7,052)
Balances, June 30, 2023	24,627,674	$246	$190,192	$(163,028)	$27,410
See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For The Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,554)	$(12,661)
Adjustments to reconcile net loss to net cash flows from operating activities:
Allowance for credit losses (recoveries)	(507)	454
Depreciation and amortization	476	285
Share-based compensation	3,300	2,952
Amortization of debt issuance costs and original issue discounts	29	28
Amortization of lease right-of-use, net of accretion in lease liabilities	461	325
Accretion of discounts on short-term investments	—	(126)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	244	(588)
Inventory, net	(320)	94
Prepaid expenses and other current assets	(294)	(438)
Other assets	(39)	(25)
Accounts payable and accrued expenses	726	(282)
Lease liabilities	(401)	(293)
Deferred revenue	(1,629)	(480)
Net cash flows from operating activities	(6,508)	(10,755)
Cash flows from investing activities:
Purchases of property and equipment	—	(461)
Acquisition of licensing rights	—	(167)
Proceeds from maturities of short-term investments	—	10,000
Net cash flows from investing activities	—	9,372
Cash flows from financing activities:
Proceeds from public offering of common stock, net of offering costs	16,183	—
Proceeds from stock option exercises	21	—
Payments for taxes related to net share settlement of equity awards	(279)	(82)
Proceeds from issuance of common stock under employee stock purchase plan	288	314
Net cash flows from financing activities	16,213	232
Net change in cash and cash equivalents	9,705	(1,151)
Cash and cash equivalents, beginning of period	23,140	27,615
Cash and cash equivalents, end of period	$32,845	$26,464

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$—
Interest	$370	$369

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

•	The Company had $0.2 million in capital expenditures accrued but not yet paid at June 30, 2023.

•
During the six months ended June 30, 2024 and 2023, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $0.3 million and less than $0.1 million, respectively, between loaned systems, which are included in property and equipment in the accompanying condensed consolidated balance sheets, and inventory.

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

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of the Business and Financial Condition
ClearPoint Neuro, Inc. (the "Company") is a commercial-stage medical device company focused on the development and commercialization of innovative platforms for performing minimally invasive surgical procedures in the brain. From the Company’s inception in 1998, the Company has deployed significant resources to fund its efforts to develop the capabilities for enabling neurosurgery interventions, building an intellectual property portfolio, and identifying and building out commercial applications for the technologies it develops. In 2021, the Company’s efforts expanded beyond the MRI suite to encompass development and commercialization of new neurosurgical device products for the operating room setting. In 2022, the Company commercialized the ClearPoint Prism Neuro Laser Therapy System as its first therapy product offering. The Company has exclusive global commercialization rights to the ClearPoint Prism Neuro Laser Therapy System through its Swedish partner, Clinical Laserthermia Systems ("CLS").
Since 2021, a growing part of the Company’s revenue is derived from professional services to pharmaceutical and biotech companies, academic institutions, and contract research organizations having a focus on biologics and drug delivery. The Company’s services include protocol consultation and solutions for preclinical study design and execution for the delivery of pharmaceutical agents to the brain. The Company also partners with customers to develop devices used for administration of therapies into the central nervous system. Currently, the Company has more than 50 biologics and drug delivery customers who are evaluating or using its products and services in trials to inject gene and cell therapies directly into the brain. These relationships involve drug development programs that are at various stages of development ranging from preclinical research to late-stage regulatory trials for multiple distinct disease states. This part of the Company’s business potentially represents the largest opportunity for growth; however, the Company’s ability to grow in this market is dependent on its ability to maintain and establish new relationships with customers, such customers' continuation of research and product development plans, and such customers' achievement of success in completion of clinical trials and subsequent regulatory approvals of their biologics and drugs.
Macroeconomic Trends
The Company continues to monitor the impact of various macroeconomic trends, such as global economic and supply chain disruptions, geopolitical instability (including instability resulting from military conflicts), labor shortages, inflationary conditions, and legislative and political developments. Impacts from inflationary pressures, such as increasing costs for research and development of the Company's products, administrative and other costs of doing business, and the Company's access to capital markets and other sources of funding in the future could adversely affect the Company's business, financial condition and results of operations. Additionally, these trends could adversely affect the Company's customers, which could impact their willingness to spend on the Company's products and services, or their ability to make payment, which could harm the Company's collection of accounts receivable and financial results. The continued development and fluidity of these situations preclude any prediction as to the ultimate impact they will have on the Company's business, financial condition, results of operation and cash flows.
Liquidity
The Company has incurred net losses since its inception, which has resulted in a cumulative deficit at June 30, 2024 of $181.0 million. In addition, the Company’s use of cash from operations amounted to $6.5 million for the six months ended June 30, 2024, and $13.7 million for the year ended December 31, 2023. Since its inception, the Company has financed its operations principally from the sale of equity securities and the issuance of notes payable, however, there is no assurance a future sale of equity securities and/or issuance of notes payable will be at terms favorable to the Company or available at all. As required by generally accepted accounting principles in the U.S. ("GAAP"), the Company has evaluated its ability to continue as a going concern and has determined that based on current forecasts, existing cash and cash equivalent balances at June 30, 2024 are sufficient to support the Company's operations and meet its obligations for at least the next twelve months.
In 2020, pursuant to the terms of a Securities Purchase Agreement (the "SPA"), the Company issued secured convertible notes to two investors which raised gross proceeds of $25 million, of which $15 million has been converted to common stock and $10 million remains outstanding (the "Outstanding First Closing Note"). Such notes

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
unless earlier converted or redeemed, mature on January 29, 2025. See Note 6 below for additional information with respect to these notes.
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

2.	Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2023 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with SEC rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and six months ended June 30, 2024, may not be indicative of the results to be expected for the entire year or any future periods.
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
In conformity with Accounting Standards Codification Section (ASC) 350, "Intangibles – Goodwill and Other," the Company amortizes the payments related to the license rights described above over an expected useful life of up to five years, or as commercial sales occur that are related to the royalty prepayment. In addition, the Company periodically evaluates the recoverability of its investment in the license rights and records an impairment charge in the event such evaluation indicates that the Company’s investment is not likely to be recovered.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revenue Recognition
The Company’s revenue is comprised primarily of: (1) product revenue resulting from the sale of neurosurgery, navigation, therapy, and biologics and drug delivery disposable products; (2) product revenue resulting from the sale of ClearPoint capital equipment and software; (3) service revenue and case support revenue in connection with customer-sponsored preclinical and clinical trials; (4) license revenue for the granting of licenses to develop and commercialize the Company's SmartFlow Cannula devices with the Company's customers' proprietary biologics as a combination product; and (5) revenue resulting from the service, installation, training, and shipping related to ClearPoint capital equipment and software. The Company recognizes revenue when (i) control of the Company’s products is transferred to its customers or (ii) services are provided to customers, each in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services, in a process that involves identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when or as the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. When a contract calls for the satisfaction of multiple performance obligations for a single contract price, the Company typically allocates the contract price among the performance obligations based on the relative stand-alone selling prices for each such performance obligation customarily charged by the Company. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.
Lines of Business; Timing of Revenue Recognition
•Neurosurgery navigation product, biologics and drug delivery systems product, and therapy product sales: Revenue from the sale of neurosurgery navigation products (consisting of disposable products sold commercially and related to cases utilizing the Company's ClearPoint system), biologics and drug delivery products (consisting primarily of disposable products related to customer-sponsored clinical trials utilizing the ClearPoint system), and therapy products (consisting primarily of disposable laser-related products used in neurosurgical procedures) is generally based on customer purchase orders, the predominance of which require delivery within one week of the order having been placed, and is generally recognized at the point in time of shipping to the customer, which is the point at which legal title, and risks and rewards of ownership, transfer to the customer. For certain customers, legal title and risks and rewards of ownership transfer upon delivery to the customer as stated in their respective contracts, in which case revenue is recognized upon delivery.
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

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•Neurosurgery navigation and therapy services: The Company recognizes revenue for such services over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation.
•Biologics and drug delivery services and other revenue:
◦Professional and Consulting Services: The Company recognizes professional and consulting revenue over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The Company may use output methods, such as time elapsed, or input methods, such as labor hours expended or costs incurred, to measure progress depending on which better depicts the transfer of control to the customer.
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
◦Procedure-Based Service Fees: The Company recognizes revenue at the point in time a relevant case is completed. .
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

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company holds the remainder of its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At June 30, 2024, the Company had approximately $1.0 million in bank balances that were in excess of the insured limits.
At June 30, 2024, there was one customer whose accounts receivable balance represented 11% of accounts receivable at that date. At December 31, 2023, there were four customers whose accounts receivable balances represented 28%, 26%, 16%, and 10% of accounts receivable at that date.
One pharmaceutical customer, a related party who is a stockholder, a noteholder, and whose chief executive officer is a member of the Company's Board of Directors (see Note 6), for whom the Company provides hardware, software, clinical services and market development services in support of the customer's clinical trials, and from whom the Company earns a quarterly fee, accounted for 9% and 12% of total sales in the three-month periods ended June 30, 2024 and 2023, respectively, and 9% and 13% of total sales in the six-month periods ended June 30, 2024 and 2023, respectively. There were two additional customers, who comprised 11% and 10% of the total sales in the six-month period ended June 30, 2024, and two customers who comprised 14% and 13% of the total sales in the three-month period ended June 30, 2023.
Prior to granting credit to a customer, the Company generally performs credit evaluations of the customer's financial condition. In general, the Company does not require collateral from customers in connection with an extension of credit. The accounts receivable balance is reduced by an allowance for credit losses from the potential inability of the Company's customers to make required payments. The allowance for credit losses at June 30, 2024, and December 31, 2023, was $0.9 million and $1.4 million, respectively. The Company evaluates the historic loss experience on the accounts receivable balance and also considers separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. The estimate is a result of the Company's ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations.
The Company is subject to risks common to emerging companies in the medical device industry, including, but not limited to: new technological innovations; acceptance and competitiveness of its products; dependence on key

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Recent Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for calendar year-end public business entities in the 2024 annual period and in 2025 for interim periods. Early adoption is permitted. The Company expects to adopt ASU 2023-07 retrospectively in its 2024 annual financial reporting and its 2025 interim financial reporting, and is currently evaluating the impact of this ASU on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures," which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The provisions of the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance may be applied on a prospective basis with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2025 annual period and in 2026 for interim periods with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3.	Revenue Recognition
Revenue by Service Line

	Three Months Ended June 30,
(in thousands)	2024	2023
Biologics and drug delivery
Disposable products	$1,671	$346
Services and license fees	2,656	3,022
Subtotal – Biologics and drug delivery revenue	4,327	3,368
Neurosurgery navigation and therapy
Disposable products	2,586	1,818
Services	—	383
Subtotal – Neurosurgery navigation and therapy	2,586	2,201
Capital equipment and software
Systems and software products	687	173
Services	258	208
Subtotal – Capital equipment and software revenue	945	381
Total revenue	$7,858	$5,950

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Biologics and drug delivery
Disposable products	$2,224	$940
Services and license fees	6,410	5,104
Subtotal – Biologics and drug delivery revenue	8,634	6,044
Neurosurgery navigation and therapy
Disposable products	4,513	3,676
Services	—	886
Subtotal – Neurosurgery navigation and therapy	4,513	4,562
Capital equipment and software
Systems and software products	1,842	351
Services	508	426
Subtotal – Capital equipment and software revenue	2,350	777
Total revenue	$15,497	$11,383
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

	June 30, 2024	December 31, 2023
(in thousands)
Accounts receivable, net	$3,475	$3,211
Other contract assets
Unbilled receivables	$1,051	$733
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

	June 30, 2024	December 31, 2023
(in thousands)
Deferred revenues	$1,525	$3,154
During the three and six months ended June 30, 2024, the Company recognized approximately $0.5 million and $2.0 million of revenue, respectively, which was previously included in deferred revenue in the accompanying condensed consolidated balance sheet at December 31, 2023.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue that will be recognized as revenue in future periods. The majority of the remaining performance obligations relate to capital equipment and software-related service agreements and the upfront

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
payments discussed under the heading "Contract Balances" above, which amounted to approximately $1.5 million at June 30, 2024. The Company expects to recognize 71% of this revenue over the next twelve months and the remainder thereafter.

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
The fair value of cash and cash equivalents of $32.8 million and $23.1 million as of June 30, 2024, and December 31, 2023, respectively, is derived using Level 1 inputs. The cash equivalents are comprised of short-term bank deposits, money market funds, and U.S. Government debt securities with original maturities of three months or less, and the carrying value is a reasonable estimate of fair value.

5.	Inventory
Inventory consists of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials and work in process	$5,899	$6,466
Software licenses	175	211
Finished goods	1,957	1,234
Inventory, net, included in current assets	8,031	7,911
Software licenses – non-current	236	386
Total	$8,267	$8,297

6.	Note Payable
In January 2020, the Company completed a financing transaction with two investors (the "2020 Convertible Noteholders"), whereby the Company issued an aggregate principal amount of $17.5 million of secured convertible notes (the "First Closing Notes") pursuant to the SPA, which, unless earlier converted or redeemed, mature on January 29, 2025, and bear interest at a rate equal to the sum of (i) the greater of (a) the three (3)-month Secured Overnight Financing Rate ("SOFR") and (b) two percent (2%), plus (ii) a margin of 2% on the outstanding balance of the First Closing Notes, payable quarterly on the first business day of each calendar quarter. The First Closing Notes may be converted at a price of $6.00 per share, subject to certain adjustments set forth in the SPA and the note agreement, and may not be pre-paid without the consent of the noteholder. In December 2020, the Company issued the Second Closing Note (as defined in the SPA) to one of the 2020 Convertible Noteholders in an aggregate principal amount of $7.5 million.
In May 2021, one of the 2020 Convertible Noteholders (the "Converting Noteholder") converted the entire $7.5 million principal amount of such Converting Noteholder’s First Closing Note, and related accrued interest of approximately $0.04 million, into 1,256,143 shares of the Company’s common stock. In November 2021, the holder of the Second Closing Note converted the entire principal amount of such note, along with related accrued and payment in-kind interest aggregating $0.3 million, into 773,446 shares of the Company's common stock.
At each of June 30, 2024 and December 31, 2023, the amount outstanding under the First Closing Notes is an aggregate principal amount of $10 million. The aggregate carrying amount of the Outstanding First Closing Note in the accompanying condensed consolidated balance sheets is presented net of financing costs, comprised of

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
commissions and legal expenses, having an unamortized balance of $0.02 million and $0.1 million at each of those respective dates.
The Outstanding First Closing Note is secured by all the assets of the Company.
The holder of the Outstanding First Closing Note is a significant customer of the Company, whose chief executive officer is a member of the Company’s Board of Directors. See Note 2, Concentration Risks and Other Risks and Uncertainties.
Scheduled Note Payable Maturity
Scheduled principal payment as of June 30, 2024 with respect to the remaining note payable is summarized as follows:

Year ending December 31,	(in thousands)
2025	$10,000
Total scheduled principal payment	10,000
Less: Unamortized financing costs	(21)
Total	$9,979

7.	Leases
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
The aforementioned leases are classified as operating leases in conformity with GAAP. The aggregate lease costs, included in general and administrative expense, were $0.2 million for each of the three months ended June 30, 2024 and 2023, and $0.5 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

8.	Stockholders’ Equity
2024 Public Offering
In March 2024, the Company completed a public offering of 2,653,848 shares of its common stock, composed of 2,307,694 shares of common stock offered at a public offering price of $6.50 per share and an additional 346,154

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Equity Compensation Plans
The Fourth Amended and Restated 2013 Incentive Compensation Plan became effective in 2022. In May 2024, the Company's stockholders approved the Fifth Amended and Restated 2013 Incentive Compensation Plan, which increased the number of shares of common stock available for awards under the plan by 1.95 million shares. The plan permits the issuance of options, restricted stock, restricted stock units and other awards to selected employees, directors and consultants of the Company. The equity incentive plans are more fully described in Note 9 to the consolidated financial statements in the 2023 Form 10-K.
Share-Based Compensation Expense
The Company records share-based compensation expense on a straight-line basis over the vesting periods of the related grants and recognizes forfeitures as they occur. The following table sets forth share-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended June 30,
(in thousands)	2024	2023
Cost of revenue	$29	$27
Research and development	406	370
Sales and marketing	524	484
General and administrative	837	764
Share-based compensation expense	$1,796	$1,645

	Six Months Ended June 30,
(in thousands)	2024	2023
Cost of revenue	$51	$47
Research and development	743	652
Sales and marketing	945	847
General and administrative	1,561	1,406
Share-based compensation expense	$3,300	$2,952

Share-based compensation expense by type of share-based award is summarized below:

	Three Months Ended June 30,
(in thousands)	2024	2023
Stock options	$195	$266
RSAs and RSUs	1,540	1,312
ESPP	61	67
	$1,796	$1,645

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Stock options	$403	$514
RSAs and RSUs	2,776	2,304
ESPP	121	134
	$3,300	$2,952
Total unrecognized compensation expense by type of award and the weighted-average remaining requisite holding period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	$597	1.31
RSAs and RSUs	$11,310	2.03
Stock Option Activity
Stock option activity under the Company’s current and previous plans during the six months ended June 30, 2024 is summarized below:

	Stock Options	Weighted-average Exercise price per share	Weighted-average Remaining Contractual Life (in years)	Intrinsic Value(1) (in thousands)
Outstanding at December 31, 2023	1,478,157	$8.40
Exercised	(11,000)	$3.01
Forfeited or expired	(6,112)	$42.82
Outstanding at June 30, 2024	1,461,045	$8.30	4.99	$2,183
Exercisable at June 30, 2024	1,302,175	$8.03	4.60	$2,183
Vested and expected to vest at June 30, 2024	1,461,045	$8.30	4.99	$2,183

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.
Restricted Stock Award Activity
Restricted stock award ("RSA") activity for the six months ended June 30, 2024 is summarized below:

	Restricted Stock Awards	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2023	376,914	$12.02
Vested	(147,197)	$11.76
Forfeited	(3,679)	$12.11
Outstanding at June 30, 2024	226,038	$12.18
Restricted Stock Unit Activity
Restricted stock unit ("RSU") activity for the six months ended June 30, 2024 is summarized below:

	Restricted Stock Units	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2023	768,139	$8.15
Granted	1,192,622	$6.16
Vested	(260,441)	$8.06
Forfeited	(12,911)	8.52
Outstanding at June 30, 2024	1,687,409	$6.76
ESPP
On June 3, 2021, the Company’s stockholders adopted and approved the ClearPoint Neuro, Inc. Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. A total of 400,000 shares of the Company’s common stock were made available for issuance pursuant to the terms of the ESPP. Each offering period is for six months, and the first offering period commenced on July 1, 2021. During the six months ended June 30, 2024, 62,800 shares were purchased at an average per share price of $4.58.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing in Part I, Item 1 of this Quarterly Report. This discussion and analysis contains forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties. You should review the section titled “Risk Factors” appearing in the 2023 Form 10-K and in Part II, Item 1.A of this Quarterly Report for a discussion of important risk factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. In addition, historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.
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
The foundational part of our business is providing medical devices for neurosurgery applications. Our primary medical device product, the ClearPoint system, is an integrated system comprised of hardware components, disposable components, and intuitive, menu-driven software, which is in commercial use globally. The primary applications for the ClearPoint system are to target and guide the insertion of deep brain stimulation electrodes, biopsy needles, and laser catheters, as well as the infusion of pharmaceuticals into the brain. The ClearPoint system was originally designed for use in an MRI setting. In 2021, we launched the SmartFrame Array Neuro Navigation System and Software, which allow for operating room placement of the ClearPoint system, and in 2024, we released the SmartFrame OR Stereotactic System, which allows for complete procedures to be performed in the operating room. In 2022, we commercialized the ClearPoint Prism Neuro Laser Therapy System as our first therapy product offering. We have exclusive global commercialization rights to the ClearPoint Prism Neuro Laser Therapy System through our Swedish partner, CLS.
The second part of our business is focused on partnerships in the biologics and drug delivery space. Our services include protocol consultation and solutions for preclinical study design and execution for the delivery of pharmaceutical agents to the brain. We also partner with customers to develop devices used for administration of therapies into the central nervous system. Currently, we have more than 50 biologics and drug delivery customers who are evaluating or using our products and services in trials to inject gene and cell therapies directly into the brain. These partnerships involve drug development programs that are at various stages of development ranging from preclinical research to late-stage regulatory trials for multiple distinct disease states. This part of our business potentially represents the largest opportunity for growth; however, our ability to grow in this market is dependent on our ability to maintain and establish new relationships with customers, such customers' continuation of research and development plans, and such customers' achievement of success in completion of clinical trials and subsequent regulatory approvals of their biologics and drugs.
Substantially all our revenue for the three and six months ended June 30, 2024 and 2023 relates to (i) sales of our ClearPoint system products and related services and (ii) providing services from our customers in the biologics and drug delivery space. We have financed our operations and internal growth primarily through the sale of equity securities and the issuance of notes payable. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of June 30, 2024, we had accumulated losses of $181.0 million. We may continue to incur operating losses as we expand our ClearPoint system platform, services to our pharmaceutical and other medical technology customers, and our business generally.
Factors Which May Influence Future Results of Operations
The following is a description of factors that may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.
Macroeconomic Trends
We continue to monitor the impact of various macroeconomic trends, such as global economic and supply chain disruptions, geopolitical instability (including instability resulting from military conflicts), labor shortages, inflationary conditions, and legislative and political developments. Impacts from inflationary pressures, such as increasing costs for research and development of our products, administrative and other costs of doing business, and our access to capital markets and other sources of funding in the future could adversely affect our business, financial condition and results of operations. Additionally, these trends could adversely affect our customers, which could impact their willingness to spend on our products and services, or their ability to make payment, which could harm the Company's collection of accounts receivable and financial results. The continued development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on our business, financial condition, results of operation and cash flows.
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
In 2021, we started providing services to our pharmaceutical and other medical technology customers for improving outcome predictability and optimizing preclinical and clinical workflows. Our expertise is concentrated in benchtop testing, preclinical studies, clinical trial support, regulatory consultation, and over-arching translation from the preclinical to the clinical setting to enhance accuracy and precision of drug delivery. In 2024, we expanded our services to our pharmaceutical and other medical technology customers to include development of devices used for administration of therapies into the central nervous system.
Future revenue from sales of our ClearPoint platform products and services is difficult to predict and may not be sufficient to offset our continuing research and development expenses and selling, general and administrative expenses.
Generating recurring revenue from the sale of products is an important part of our business model for our ClearPoint system. Our product revenue was approximately $4.9 million and $8.6 million for the three and six months ended June 30, 2024, respectively, and was primarily related to our ClearPoint system. Our service and other revenue was approximately $2.9 million and $6.9 million for the three and six months ended June 30, 2024, respectively, of which 91% and 93%, respectively, is related to the biologics and drug delivery service line.
Our revenue recognition policies are more fully described in Note 2 to the Condensed Consolidated Financial Statements included above in Part I, Item 1 in this Quarterly Report.
Underlying the revenue from sales of products and services to our biologics and drug delivery customers is the number of direct customers and end users of our products and/or services (“Partners”). Our Partners consist of pharmaceutical and biotech companies, academic institutions, or customer-sponsored contract research organizations that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which the commercial success is uncertain, pending, in part, on the outcome of those trials. While our revenue from sales of products and services to our biologics and drug delivery customers is indicative of growth, the number of Partner relationships is also of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through our Partners’ use of our products and services in their delivery of therapies. At June 30, 2024, we had more than 50 Partners, which is similar to the number of Partners as of the same date in 2023.
Cost of Revenue
Cost of revenue includes the direct costs associated with the assembly and purchase of components for neurosurgery navigation products, biologics and drug delivery products, non-neurosurgery therapy products, and ClearPoint capital equipment and software that we have sold, and for which we have recognized the revenue in accordance with our revenue recognition policy, as well as labor hours and materials for the cost of providing preclinical, consulting, and service revenue. Cost of revenue also includes the allocation of manufacturing overhead costs and depreciation of loaned systems installed under our ClearPoint placement program, as well as provisions for obsolete, impaired, or excess inventory.
Research and Development Costs
Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products and enhancements. Such costs include salaries, travel, and benefits for research and development personnel; materials and laboratory supplies in research and development activities; outside consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) develop devices and services for delivery of therapeutics into the central nervous system; (ii) expand products into the operating room and therapeutics space; and (iii) expand the application of our technological platforms internationally.
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2024, as compared to the critical accounting policies and estimates described in our 2023 Form 10-K.
Results of Operations
Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Percentage Change
Product revenue	$4,944	$2,337	112%
Service and other revenue	2,914	3,613	(19)%
Total revenue	7,858	5,950	32%
Cost of revenue	2,870	2,824	2%
Gross profit	4,988	3,126	60%
Research and development costs	3,120	3,605	(13)%
Sales and marketing expenses	3,834	3,474	10%
General and administrative expenses	2,773	3,178	(13)%
Other expense:
Other income (expense), net	5	(2)	NM
Interest income, net	326	81	302%
Net loss	$(4,408)	$(7,052)	(37)%
NM – The percentage change is not meaningful.

Revenue. Total revenue was $7.9 million for the three months ended June 30, 2024, and $6.0 million for the three months ended June 30, 2023, which represents an increase of $1.9 million, or 32%.

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Percentage Change
Biologics and drug delivery
Disposable products	$1,671	$346	383%
Services and license fees	2,656	3,022	(12)%
Subtotal – Biologics and drug delivery revenue	4,327	3,368	28%
Neurosurgery navigation and therapy
Disposable products	2,586	1,818	42%
Services	—	383	(100)%
Subtotal – Neurosurgery navigation and therapy	2,586	2,201	17%
Capital equipment and software
Systems and software products	687	173	297%
Services	258	208	24%
Subtotal – Capital equipment and software revenue	945	381	148%
Total revenue	$7,858	$5,950	32%
Biologics and drug delivery revenue, which includes sales of disposable products and services related to customer-sponsored preclinical and clinical trials, increased 28% to $4.3 million for the three months ended June 30, 2024, from $3.4 million for the same period in 2023. This increase is attributable to a $1.3 million increase in product revenue as a result of increased demand for disposables as multiple partners progress in their trials, partially offset by a decrease of $0.4 million in service and other revenue, during the three months ended June 30, 2024, compared to the same period in 2023.
Neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 17% to $2.6 million for the three months ended June 30, 2024, from $2.2 million for the same period in 2023. The increase is driven by higher product revenue of $0.8 million as a result of increased case volume, new capital placements, and new product offerings (SmartFrame OR and Prism) during the three months ended June 30, 2024, compared to the same period in 2023. This is partially offset by a decrease of $0.4 million in service and other revenue primarily as a result of pausing a co-development program with one of our Brain Computer Interface partners, during the three months ended June 30, 2024, compared to the same period in 2023.
Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software and of related services, increased 148% to $0.9 million for the three months ended June 30, 2024, from $0.4 million for the same period in 2023 due to an increase in the placements of ClearPoint navigation capital and software and Prism laser units.
Cost of Revenue and Gross Profit. Cost of revenue was $2.9 million, resulting in gross profit of $5.0 million and gross margin of 63%, for the three months ended June 30, 2024, and was $2.8 million, resulting in gross profit of $3.1 million and gross margin of 53% for the three months ended June 30, 2023. The increase in gross margin was primarily due to lower costs for the three months ended June 30, 2024 due to the transition to the new manufacturing facility, occurring in 2023, and higher volumes for the three months ended June 30, 2024.
Research and Development Costs. Research and development costs were $3.1 million for the three months ended June 30, 2024, compared to $3.6 million for the same period in 2023, a decrease of $0.5 million, or 13%. The decrease was due primarily to lower product and software development costs of $1.0 million as a result of reprioritization of certain research and development initiatives, partially offset by increases in personnel costs of $0.3 million and trial costs of $0.2 million.
Sales and Marketing Expenses. Sales and marketing expenses were $3.8 million for the three months ended June 30, 2024, compared to $3.5 million for the same period in 2023, an increase of $0.4 million, or 10%. This increase was due primarily to higher travel costs of $0.3 million, increased personnel costs of $0.2 million, including share-based compensation, resulting from increases in headcount, partially offset by lower marketing expenses of $0.1 million.

General and Administrative Expenses. General and administrative expenses were $2.8 million for the three months ended June 30, 2024, compared to $3.2 million for the same period in 2023, a decrease of $0.4 million, or 13%. This decrease was due primarily to lower bad debt expense of $0.6 million mainly as a result of subsequent recoveries, partially offset by higher personnel costs and share-based compensation of $0.2 million.
Interest Income (Expense). Net interest income was $0.3 million for the three months ended June 30, 2024, compared to $0.1 million for the same period in 2023, as a result of increased investment in U.S. Government debt securities stemming from the capital raise in March 2024.
Six months ended June 30, 2024, Compared to the Six months ended June 30, 2023

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Percentage Change
Product revenue	$8,579	$4,967	73%
Service and other revenue	6,918	6,416	8%
Total revenue	15,497	11,383	36%
Cost of revenue	5,984	5,055	18%
Gross profit	9,513	6,328	50%
Research and development costs	5,745	6,628	(13)%
Sales and marketing expenses	7,124	6,407	11%
General and administrative expenses	5,614	6,136	(9)%
Other expense:
Other expense, net	(21)	(13)	NM
Interest income, net	437	195	124%
Net loss	$(8,554)	$(12,661)	(32)%
NM – The percentage change is not meaningful.
Revenue. Total revenue was $15.5 million for the six months ended June 30, 2024, and $11.4 million for the six months ended June 30, 2023, which represents an increase of $4.1 million, or 36%.

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Percentage Change
Biologics and drug delivery
Disposable products	$2,224	$940	137%
Services and license fees	6,410	5,104	26%
Subtotal – Biologics and drug delivery revenue	8,634	6,044	43%
Neurosurgery navigation and therapy
Disposable products	4,513	3,676	23%
Services	—	886	(100)%
Subtotal – Neurosurgery navigation and therapy	4,513	4,562	(1)%
Capital equipment and software
Systems and software products	1,842	351	425%
Services	508	426	19%
Subtotal – Capital equipment and software revenue	2,350	777	202%
Total revenue	$15,497	$11,383	36%
Biologics and drug delivery revenue, which includes sales of disposable products and services related to customer-sponsored preclinical and clinical trials, increased 43% to $8.6 million for the six months ended June 30, 2024, from $6.0 million for the same period in 2023. This increase is attributable to a $1.3 million increase in service and other revenue related to new preclinical trials and service agreements entered into with our Partners during the six months ended June 30, 2024 and $1.3 million increase in product revenue as a result of increased demand for disposables as multiple partners progress in their trials, compared to the same period in 2023.
Neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, remained relatively consistent at approximately $4.5 million for the six months ended June 30, 2024 and 2023. Product revenue increased 23%, or $0.8 million, as a result of increased case volume, new capital placements, and new product offerings (SmartFrame OR and Prism) during the six months ended June 30, 2024, compared to the same period in 2023. This was offset by a decrease in service and other revenue of $0.9 million primarily as a result of pausing a co-development program with one of our Brain Computer Interface partners.
Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software and of related services, increased 202% to $2.3 million for the six months ended June 30, 2024, from $0.8 million for the same period in 2023 due to an increase in the placements of ClearPoint navigation capital and software and Prism laser units.
Cost of Revenue and Gross Profit. Cost of revenue was $6.0 million, resulting in gross profit of $9.5 million and gross margin of 61%, for the six months ended June 30, 2024, and was $5.1 million, resulting in gross profit of $6.3 million and gross margin of 56% for the six months ended June 30, 2023. The increase in gross margin was primarily due to lower costs for the six months ended June 30, 2024 due to the transition to the new manufacturing facility, occurring in 2023, and higher volumes for the six months ended June 30, 2024.
Research and Development Costs. Research and development costs were $5.7 million for the six months ended June 30, 2024, compared to $6.6 million for the same period in 2023, a decrease of $0.9 million, or 13%. The decrease was due primarily to lower product and software development costs of $1.1 million as a result of reprioritization of certain research and development initiatives, partially offset by increased personnel costs of $0.2 million.
Sales and Marketing Expenses. Sales and marketing expenses were $7.1 million for the six months ended June 30, 2024, compared to $6.4 million for the same period in 2023, an increase of $0.7 million, or 11%. This increase was due primarily to higher personnel costs of $0.5 million, including share-based compensation, resulting from increases in headcount, and increased travel costs of $0.3 million, partially offset by lower marketing expenses of $0.1 million.
General and Administrative Expenses. General and administrative expenses were $5.6 million for the six months ended June 30, 2024, compared to $6.1 million for the same period in 2023, a decrease of $0.5 million, or 9%. This decrease was due primarily to lower bad debt expense of $0.9 million mainly as a result of subsequent recoveries, partially offset by higher personnel costs and share-based compensation of $0.4 million.
Interest Income (Expense). Net interest income was $0.4 million for the six months ended June 30, 2024, compared to $0.2 million for the same period in 2023, as a result of increased investment in U.S. Government debt securities stemming from the capital raise in March 2024.
Liquidity and Capital Resources
We have incurred net losses since our inception, which has resulted in a cumulative deficit at June 30, 2024 of $181.0 million. In addition, our use of cash from operations amounted to $6.5 million for the six months ended June 30, 2024, and $13.7 million for the year ended December 31, 2023.
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
As a result of these transactions and our business operations, our cash and cash equivalents totaled $32.8 million at June 30, 2024. In management’s opinion, based on our current forecasts for revenue, expense and cash flows, our existing cash and cash equivalent balances at June 30, 2024, are sufficient to support our operations and meet our obligations for at least the next twelve months.

Cash Flows
Cash activity for the six months ended June 30, 2024 and 2023 is summarized as follows:

	Six months ended June 30,
(in thousands)	2024	2023
Cash used in operating activities	$(6,508)	$(10,755)
Cash provided by investing activities	—	9,372
Cash provided by financing activities	16,213	232
Net change in cash and cash equivalents	$9,705	$(1,151)
Net Cash Flows from Operating Activities. Net cash flows used in operating activities for the six months ended June 30, 2024, were $6.5 million, a decrease of $4.2 million from the six months ended June 30, 2023. This decrease was primarily due to a lower net loss of $4.1 million.
Net Cash Flows from Investing Activities. The Company did not have any net cash flows from investing activities for the six months ended June 30, 2024. Net cash flows provided by investing activities for the six months ended June 30, 2023, were $9.4 million and consisted of proceeds from the maturities of short-term investments, partially offset primarily by equipment acquisitions related to our new manufacturing site in Carlsbad, California.
Net Cash Flows from Financing Activities. Net cash flows provided by financing activities for the six months ended June 30, 2024, consisted of proceeds, net of offering costs, of $16.2 million received from the public offering of our common stock and $0.3 million in proceeds from the issuance of common stock under the employee stock purchase plan. This is partially offset by payments of $0.3 million for taxes related to shares withheld in connection with the vesting of restricted stock awards.
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
•the ultimate duration and impact of macroeconomic trends, including inflationary pressures, supply chain disruptions, geopolitical instability (including military conflicts), and legislative and political developments;
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
At June 30, 2024, we had $10 million of principal outstanding under the Outstanding First Closing Note, which is subject to interest rate fluctuations. The Outstanding First Closing Note bears interest at a rate equal to the sum of (i) the greater of (a) the three (3)-month Secured Overnight Financing Rate ("SOFR") and (b) two percent (2%), plus (ii) a margin of 2% on the outstanding balance of the First Closing Note, payable quarterly on the first business day of each calendar quarter. At June 30, 2024, the three-month SOFR was greater than the 2% floor as a result of rising interest rates, and the rate paid on the Outstanding First Closing Note was 7.3%. If interest rates continue to increase, a one-percent to two-percent increase would result in additional annual interest expense of $0.4 million to $0.5 million above the floor, respectively. Information with respect to the Outstanding First Closing Note may be found in Note 6 to the Condensed Consolidated Financial Statements included above in Part I, Item 1 in this Quarterly Report.
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
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
There have been no material changes to the risk factors disclosed in the 2023 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
Not applicable. Without limiting the generality of the foregoing, during the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements, as defined in Item 408(a) of Regulation S-K.

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
10.1
Fifth Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Appendix A to ClearPoint Neuro, Inc.'s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 5, 2024).

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

Date: August 7, 2024

CLEARPOINT NEURO, INC.

	By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danilo D’Alessandro
Danilo D’Alessandro
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)