Form 10-Q
period 2024-09-30
ClearPoint Neuro, Inc.
filed 2024-11-07
CIK 1285550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2024, there were 27,584,699 shares of common stock outstanding.

CLEARPOINT NEURO, INC.

Trademarks, Trade Names and Service Marks
ClearPoint Neuro®, ClearPoint®, SmartFlow®, SmartFrame®, SmartGrid®, Inflexion®, SmartTwist®, SmartTip®, ClearPoint Maestro®, SmartFrame Array®, SmartFrame OR™, ClearPoint Neuro Orchestra™, ClearPoint Prism®, SmartFlow Flex™, ClearPointer™, ClearPoint Pursuit®,, When Your Path is Unclear, We Point The Way® and ClearPoint Advanced Laboratories™, are all trademarks of ClearPoint Neuro, Inc. Any other trademarks, trade names or service marks referred to in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains "forward-looking statements" as defined under the U.S. federal securities laws. The forward-looking statements relate to our expectations for performance, revenues and costs, and the adequacy of cash and cash equivalent balances and short-term investments to support operations and meet future obligations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would," and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.
In evaluating forward-looking statements, you should refer to (i) the section titled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we filed with the United States Securities and Exchange Commission ("SEC") on March 12, 2024 (the "2023 Form 10-K"), (ii) Item 2 of this Quarterly Report, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Which May Influence Future Results of Operations" and (iii) Part II, Item 1.A of this Quarterly Report. As a result of these risk factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Quarterly Report, except to the extent required by applicable securities laws.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLEARPOINT NEURO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,573	$23,140
Accounts receivable, net	3,875	3,211
Inventory, net	7,059	7,911
Prepaid expenses and other current assets	1,823	1,910
Total current assets	34,330	36,172
Property and equipment, net	1,695	1,389
Operating lease, right-of-use assets	3,210	3,564
Software license inventory	198	386
Licensing rights	612	1,041
Other assets	148	109
Total assets	$40,193	$42,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$955	$393
Accrued compensation	3,635	2,947
Other accrued liabilities	1,176	1,053
Operating lease liabilities, current portion	536	424
Deferred product and service revenue, current portion	1,252	2,613
Total current liabilities	7,554	7,430
Operating lease liabilities, net of current portion	3,158	3,568
Deferred product and service revenue, net of current portion	480	541
2020 senior secured convertible note payable, net	—	9,949
Total liabilities	11,192	21,488
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized at September 30, 2024 and December 31, 2023; 27,588,819 shares issued and outstanding at September 30, 2024; and 24,652,729 issued and outstanding at December 31, 2023	276	247
Additional paid-in capital	214,709	193,382
Accumulated deficit	(185,984)	(172,456)
Total stockholders’ equity	29,001	21,173
Total liabilities and stockholders’ equity	$40,193	$42,661
See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except for share and per share data)

	For The Three Months Ended September 30,
	2024	2023
Revenue:
Product revenue	$5,474	$2,410
Service and other revenue	2,648	3,352
Total revenue	8,122	5,762
Cost of revenue	3,275	2,489
Gross profit	4,847	3,273
Research and development costs	3,315	2,429
Sales and marketing expenses	3,549	2,841
General and administrative expenses	3,155	2,900
Operating loss	(5,172)	(4,897)
Other income (expense):
Other expense, net	(11)	(12)
Interest income, net	209	100
Net loss	$(4,974)	$(4,809)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.18)	$(0.20)
Weighted average shares used in computing net loss per share:
Basic and diluted	27,591,623	24,630,181

	For The Nine Months Ended September 30,
	2024	2023
Revenue:
Product revenue	$14,053	$7,377
Service and other revenue	9,566	9,768
Total revenue	23,619	17,145
Cost of revenue	9,259	7,544
Gross profit	14,360	9,601
Research and development costs	9,060	9,057
Sales and marketing expenses	10,673	9,248
General and administrative expenses	8,769	9,036
Operating loss	(14,142)	(17,740)
Other income (expense):
Other expense, net	(32)	(25)
Interest income, net	646	295
Net loss	$(13,528)	$(17,470)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.50)	$(0.71)
Weighted average shares used in computing net loss per share:
Basic and diluted	26,840,119	24,599,191
See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands)

For The Three and Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, January 1, 2024	24,652,729	$247	$193,382	$(172,456)	$21,173
Issuances of common stock:
Public offering of common stock, net of offering costs	2,653,848	26	16,157	—	16,183
Share-based compensation	126,315	1	1,503	—	1,504
Option exercises	7,500	—	21	—	21
Payments for taxes related to net share settlement of equity awards	(24,047)	—	(151)	—	(151)
Net loss for the period	—	—	—	(4,146)	(4,146)
Balances, March 31, 2024	27,416,345	$274	$210,912	$(176,602)	$34,584
Issuances of common stock:
Share-based compensation	130,447	1	1,795	—	1,796
Option exercises (cashless)	1,373	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(22,153)	—	(128)	—	(128)
Issuance of common stock under employee stock purchase plan	62,800	1	287	—	288
Net loss for the period	—	—	—	(4,408)	(4,408)
Balances, June 30, 2024	27,588,812	$276	$212,866	$(181,010)	$32,132
Issuances of common stock:
Share-based compensation	4,547	—	1,904	—	1,904
Option exercises (cashless)	860	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(5,400)	—	(61)	—	(61)
Net loss for the period	—	—	—	(4,974)	(4,974)
Balances, September 30, 2024	27,588,819	$276	$214,709	$(185,984)	$29,001

For The Three and Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, January 1, 2023	24,578,983	$246	$187,008	$(150,367)	$36,887
Issuances of common stock:
Share-based compensation	3,782	—	1,307	—	1,307
Payments for taxes related to net share settlement of equity awards	(514)	—	(5)	—	(5)
Net loss for the period	—	—	—	(5,609)	(5,609)
Balances, March 31, 2023	24,582,251	$246	$188,310	$(155,976)	$32,580
Issuances of common stock:
Share-based compensation	5,484	—	1,645	—	1,645
Payments for taxes related to net share settlement of equity awards	(11,102)	—	(77)	—	(77)
Issuance of common stock under employee stock purchase plan	51,041	—	314	—	314
Net loss for the period	—	—	—	(7,052)	(7,052)
Balances, June 30, 2023	24,627,674	$246	$190,192	$(163,028)	$27,410
Issuances of common stock:
Share-based compensation	(1,001)	—	1,584	—	1,584
Option exercises (cashless)	14,312	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(15,315)	—	(91)	—	(91)
Net loss for the period	—	—	—	(4,809)	(4,809)
Balances, September 30, 2023	24,625,670	$246	$191,685	$(167,837)	$24,094
See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For The Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,528)	$(17,470)
Adjustments to reconcile net loss to net cash flows from operating activities:
Allowance for credit losses (recoveries)	(507)	903
Depreciation and amortization	740	443
Share-based compensation	5,204	4,536
Amortization of debt issuance costs and original issue discounts	51	42
Amortization of lease right-of-use, net of accretion in lease liabilities	692	590
Accretion of discounts on short-term investments	—	(126)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(157)	(662)
Inventory, net	434	263
Prepaid expenses and other current assets	88	241
Other assets	(40)	22
Accounts payable and accrued expenses	1,373	(1,023)
Lease liabilities	(635)	(553)
Deferred revenue	(1,422)	243
Net cash flows from operating activities	(7,707)	(12,551)
Cash flows from investing activities:
Purchases of property and equipment	(12)	(696)
Acquisition of licensing rights	—	(167)
Proceeds from maturities of short-term investments	—	10,000
Net cash flows from investing activities	(12)	9,137
Cash flows from financing activities:
Proceeds from public offering of common stock, net of offering costs	16,183	—
Repayment of 2020 senior secured convertible note	(10,000)	—
Proceeds from stock option exercises	21	—
Payments for taxes related to net share settlement of equity awards	(340)	(173)
Proceeds from issuance of common stock under employee stock purchase plan	288	314
Net cash flows from financing activities	6,152	141
Net change in cash and cash equivalents	(1,567)	(3,273)
Cash and cash equivalents, beginning of period	23,140	27,615
Cash and cash equivalents, end of period	$21,573	$24,342

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$—
Interest	$480	$554

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

•
During the nine months ended September 30, 2024 and 2023, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $0.4 million and less than $0.1 million, respectively, between loaned systems, which are included in property and equipment in the accompanying condensed consolidated balance sheets, and inventory.

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
Liquidity
The Company has incurred net losses since its inception, which has resulted in a cumulative deficit at September 30, 2024 of $186.0 million. In addition, the Company’s use of cash from operations amounted to $7.7 million for the nine months ended September 30, 2024, and $13.7 million for the year ended December 31, 2023. Since its inception, the Company has financed its operations principally from the sale of equity securities and the issuance of notes payable, however, there is no assurance a future sale of equity securities and/or issuance of notes payable will be at terms favorable to the Company or available at all. As required by generally accepted accounting principles in the U.S., the Company has evaluated its ability to continue as a going concern and has determined that based on current forecasts, existing cash and cash equivalent balances at September 30, 2024 are sufficient to support the Company's operations and meet its obligations for at least the next twelve months.
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

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In August 2024, the Company repaid in full the remaining $10 million outstanding under a Securities Purchase Agreement entered into in 2020 (the "SPA"), pursuant to which the Company issued secured convertible notes to two investors raising gross proceeds of $25 million, of which $15 million had been previously converted to common stock. See Note 6 below for additional information with respect to these notes.

2.	Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and in accordance with the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are necessary for a fair statement of financial position, results of operations, cash flows, and stockholders' equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
◦Installation, training and shipping: Consistent with the Company’s recognition of revenue for capital equipment and software sales as described above, fees for installation, training and shipping in connection with sales of capital equipment and software that have been preceded by customer evaluation periods are recognized as revenue at the point in time the Company is in receipt of an executed purchase agreement or purchase order for the equipment and software. Installation, training and shipping fees related to capital equipment and software sales not having been preceded by an evaluation period are recognized as revenue concurrent with the recognition of revenue from sales of the related capital equipment.

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
Net Loss Per Share
The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the Company’s outstanding common stock options and unvested restricted stock units, as described in Note 8, would be anti-dilutive, due to the reporting of a net loss for each of the periods in the accompanying condensed consolidated statements of operations.
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
The Company holds the remainder of its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At September 30, 2024, the Company had approximately $1.1 million in bank balances that were in excess of the insured limits.
At September 30, 2024, there was one customer whose accounts receivable balance represented 11% of accounts receivable at that date. At December 31, 2023, there were four customers whose accounts receivable balances represented 80% of accounts receivable at that date.
One pharmaceutical customer, a related party who is a stockholder and whose chief executive officer is a member of the Company's Board of Directors, for whom the Company provides hardware, software, clinical services and market development services in support of the customer's clinical trials, and from whom the Company earns a quarterly fee, accounted for 9% and 12% of total sales in both the three and nine-month periods ended September 30, 2024 and 2023, respectively. There was one additional customer, who comprised 13% of the total sales in the three-month period ended September 30, 2024, and another customer who comprised 10% of the total sales in the three-month period ended September 30, 2023.
Prior to granting credit to a customer, the Company generally performs credit evaluations of the customer's financial condition. In general, the Company does not require collateral from customers in connection with an extension of credit. The accounts receivable balance is reduced by an allowance for credit losses from the potential inability of the Company's customers to make required payments. The allowance for credit losses at September 30, 2024, and December 31, 2023, was $0.9 million and $1.4 million, respectively. The Company evaluates the historic loss experience on the accounts receivable balance and also considers separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. The estimate is a result of the Company's ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations.
The Company is subject to risks common to emerging companies in the medical device industry, including, but not limited to: new technological innovations; acceptance and competitiveness of its products; dependence on key personnel; dependence on key suppliers; its ability to maintain its third-party collaboration, license and joint development partners, and enter into new relationships; changes in general economic conditions and interest rates; its

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
ability to obtain additional funding to support its business; regulatory uncertainty; protection of proprietary technology; compliance with changing government regulations; uncertainty of widespread market acceptance of products; access to credit for capital purchases by customers; and intellectual property and product liability claims. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results.
Recent Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for calendar year-end public business entities in 2024 annual reporting and in 2025 interim reporting. Early adoption is permitted. The Company expects to adopt ASU 2023-07 retrospectively in its 2024 annual financial reporting and its 2025 interim financial reporting, and is currently evaluating the impact of this ASU on its consolidated financial statements.
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

3.	Revenue Recognition
Revenue by Service Line

	Three Months Ended September 30,
(in thousands)	2024	2023
Biologics and drug delivery
Disposable products	$2,062	$455
Services and license fees	2,369	3,032
Subtotal – Biologics and drug delivery revenue	4,431	3,487
Neurosurgery navigation and therapy
Disposable products	2,860	1,874
Services	—	44
Subtotal – Neurosurgery navigation and therapy	2,860	1,918
Capital equipment and software
Systems and software products	552	81
Services	279	276
Subtotal – Capital equipment and software revenue	831	357
Total revenue	$8,122	$5,762

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Biologics and drug delivery
Disposable products	$4,286	$1,395
Services and license fees	8,779	8,136
Subtotal – Biologics and drug delivery revenue	13,065	9,531
Neurosurgery navigation and therapy
Disposable products	7,373	5,550
Services	—	930
Subtotal – Neurosurgery navigation and therapy	7,373	6,480
Capital equipment and software
Systems and software products	2,394	432
Services	787	702
Subtotal – Capital equipment and software revenue	3,181	1,134
Total revenue	$23,619	$17,145
Contract Balances
•Contract assets – The timing of revenue recognition may differ from the time of billing to the Company's customers. In most cases, customers are billed upon shipment of such products or delivery of such services and the related contract assets, which represent an unconditional right to consideration, comprise the accounts receivable balance. When revenue is recognized in advance of its right to bill and receive consideration, the Company records this unbilled receivable as a contract asset, which is classified as other current assets in the accompanying condensed consolidated balance sheets.

	September 30, 2024	December 31, 2023
(in thousands)
Accounts receivable, net	$3,875	$3,211
Other contract assets
Unbilled receivables	$662	$733
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

	September 30, 2024	December 31, 2023
(in thousands)
Deferred revenues	$1,732	$3,154
During the three and nine months ended September 30, 2024, the Company recognized approximately $0.2 million and $2.2 million of revenue, respectively, which was previously included in deferred revenue in the accompanying condensed consolidated balance sheet at December 31, 2023.
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue that will be recognized as revenue in future periods. The majority of the remaining performance obligations relate to capital equipment and software-related service agreements and the upfront

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
payments discussed under the heading "Contract Liabilities" above, which amounted to approximately $1.7 million at September 30, 2024. The Company expects to recognize 71% of this revenue over the next twelve months and the remainder thereafter.

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
The fair value of cash and cash equivalents of $21.6 million and $23.1 million as of September 30, 2024, and December 31, 2023, respectively, is derived using Level 1 inputs. The cash equivalents are comprised of short-term bank deposits, money market funds, and U.S. Government debt securities with original maturities of three months or less, and the carrying value is a reasonable estimate of fair value.

5.	Inventory
Inventory consists of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials and work in process	$5,591	$6,466
Software licenses	174	211
Finished goods	1,294	1,234
Inventory, net, included in current assets	7,059	7,911
Software licenses – non-current	198	386
Total	$7,257	$8,297

6.	Note Payable
In January 2020, the Company completed a financing transaction with two investors (the "2020 Convertible Noteholders"), whereby the Company issued an aggregate principal amount of $17.5 million of secured convertible notes (the "First Closing Notes") pursuant to the SPA, which, unless earlier converted or redeemed, were to mature on January 29, 2025, and bore interest at a rate equal to the sum of (i) the greater of (a) the three (3)-month Secured Overnight Financing Rate ("SOFR") and (b) two percent (2%), plus (ii) a margin of 2% on the outstanding balance of the First Closing Notes, payable quarterly on the first business day of each calendar quarter. The First Closing Notes were convertible at a price of $6.00 per share, subject to certain adjustments set forth in the SPA and the note agreement, and could not be pre-paid without the consent of the noteholder. In May 2021, one of the 2020 Convertible Noteholders (the "Converting Noteholder") converted the entire $7.5 million principal amount of such Converting Noteholder’s First Closing Note, and related accrued interest of approximately $0.04 million, into 1,256,143 shares of the Company’s common stock.
In December 2020, the Company issued the Second Closing Note (as defined in the SPA) to one of the 2020 Convertible Noteholders in an aggregate principal amount of $7.5 million. In November 2021, the holder of the Second Closing Note converted the entire $7.5 million principal amount of such note, along with related accrued and payment in-kind interest aggregating $0.3 million, into 773,446 shares of the Company's common stock.
On August 23, 2024, the Company repaid all amounts owing under the remaining First Closing Note, which included the principal amount of $10 million, and related accrued interest of $0.1 million. In connection with the prepayment, the noteholder waived all prohibitions on prepayment of the note, and all collateral securing the note was released.

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The aforementioned leases are classified as operating leases in conformity with GAAP. The aggregate lease costs, included in general and administrative expense, were $0.2 million for each of the three months ended September 30, 2024 and 2023, and $0.7 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

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
Equity Compensation Plans
In May 2024, the Company's stockholders approved the Fifth Amended and Restated 2013 Incentive Compensation Plan, which increased the number of shares of common stock available for awards under the plan by 1.95 million shares. The plan permits the issuance of options, restricted stock, restricted stock units and other awards to select

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
employees, directors and consultants of the Company. The equity incentive plans are more fully described in Note 9 to the consolidated financial statements in the 2023 Form 10-K.
Share-Based Compensation Expense
The Company records share-based compensation expense on a straight-line basis over the vesting periods of the related grants and recognizes forfeitures as they occur. The following table sets forth share-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended September 30,
(in thousands)	2024	2023
Cost of revenue	$31	$26
Research and development	461	357
Sales and marketing	537	431
General and administrative	875	770
Share-based compensation expense	$1,904	$1,584

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cost of revenue	$82	$74
Research and development	1,204	1,009
Sales and marketing	1,482	1,277
General and administrative	2,436	2,176
Share-based compensation expense	$5,204	$4,536

Share-based compensation expense by type of share-based award is summarized below:

	Three Months Ended September 30,
(in thousands)	2024	2023
Stock options	$151	$233
RSAs and RSUs	1,719	1,308
ESPP	34	43
	$1,904	$1,584

	Nine Months Ended September 30,
(in thousands)	2024	2023
Stock options	$554	$747
RSAs and RSUs	4,495	3,612
ESPP	155	177
	$5,204	$4,536
Total unrecognized compensation expense by type of award and the weighted-average remaining requisite holding period over which such expense is expected to be recognized is as follows (in thousands, unless otherwise noted):

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	$446	1.13
RSAs and RSUs	$9,548	1.85
Stock Option Activity
Stock option activity during the nine months ended September 30, 2024 is summarized below:

	Stock Options	Weighted-average Exercise price per share	Weighted-average Remaining Contractual Life (in years)	Intrinsic Value(1) (in thousands)
Outstanding at December 31, 2023	1,478,157	$8.40
Exercised	(12,000)	$2.89
Forfeited or expired	(7,237)	$42.19
Outstanding at September 30, 2024	1,458,920	$8.28	4.74	$8,187
Exercisable at September 30, 2024	1,328,249	$8.19	4.40	$7,911
Vested and expected to vest at September 30, 2024	1,458,920	$8.28	4.74	$8,187

ClearPoint Neuro, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.
Restricted Stock Award Activity
Restricted stock award ("RSA") activity for the nine months ended September 30, 2024 is summarized below:

	Restricted Stock Awards	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2023	376,914	$12.02
Vested	(195,173)	$12.93
Forfeited	(6,019)	$12.35
Outstanding at September 30, 2024	175,722	$10.99
Restricted Stock Unit Activity
Restricted stock unit ("RSU") activity for the nine months ended September 30, 2024 is summarized below:

	Restricted Stock Units	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2023	768,139	$8.15
Granted	1,197,646	$6.16
Vested	(267,328)	$7.99
Forfeited	(17,849)	$8.40
Outstanding at September 30, 2024	1,680,608	$6.75
ESPP
On June 3, 2021, the Company’s stockholders adopted and approved the ClearPoint Neuro, Inc. Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. A total of 400,000 shares of the Company’s common stock were made available for issuance pursuant to the terms of the ESPP. Each offering period is for six months, and the first offering period commenced on July 1, 2021. During the first offering period of 2024, 62,800 shares were purchased at an average per share price of $4.58.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing in Part I, Item 1 of this Quarterly Report. This discussion and analysis contains forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties. You should review the section titled "Risk Factors" appearing in the 2023 Form 10-K and in Part II, Item 1.A of this Quarterly Report for a discussion of important risk factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. In addition, historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.
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
The foundational part of our business is providing medical devices for neurosurgery applications. Our primary medical device product, the ClearPoint system, is an integrated system comprised of hardware components, disposable components, and intuitive, menu-driven software, which is in commercial use globally. The primary applications for the ClearPoint system are to target and guide the insertion of deep brain stimulation electrodes, biopsy needles, and laser catheters, as well as the delivery of pharmaceuticals into the brain. The ClearPoint system was originally designed for use in an MRI setting. In 2021, we launched the SmartFrame Array Neuro Navigation System and Software, which allow for operating room placement of the ClearPoint system, and in 2024, we released the SmartFrame OR Stereotactic System, which allows for complete procedures to be performed in the operating room. In 2022, we commercialized the ClearPoint Prism Neuro Laser Therapy System as our first therapy product offering. We have exclusive global commercialization rights to the ClearPoint Prism Neuro Laser Therapy System through our Swedish partner, CLS.
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
Substantially all our revenue for the three and nine months ended September 30, 2024 and 2023 relates to (i) sales of our ClearPoint system products and related services and (ii) providing services to our customers in the biologics and drug delivery space. We have financed our operations and internal growth primarily through the sale of equity securities and the issuance of notes payable. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of September 30, 2024, we had accumulated losses of $186.0 million. We may continue to incur operating losses as we expand our ClearPoint system platform, services to our pharmaceutical and other medical technology customers, and our business generally.
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
Revenue
In 2010, we received 510(k) clearance from the U.S. Food and Drug Administration (the "FDA") to market our ClearPoint system in the U.S. for general neurosurgical procedures; in February 2011 and May 2018, we also obtained CE marking for our ClearPoint system and SmartFlow cannula, respectively; and in June 2020, we obtained CE marking for version 2.0 of our ClearPoint software and our Inflexion head fixation frame. In January 2021, we received 510(k) clearance for the SmartFrame Array Neuro Navigation System. In September 2022, the ClearPoint Prism Neuro Laser Therapy System, for which we have exclusive global rights to commercialize, received 510(k) clearance through our Swedish partner, CLS. The Prism laser represents the first therapy product we have commercialized. In January 2024, we received 510(k) clearance from the FDA for the SmartFrame OR Stereotactic System.
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
Future revenue from sales of products and services is difficult to predict and may not be sufficient to offset our continuing research and development expenses and selling, general and administrative expenses.
Generating recurring revenue from the sale of products is an important part of our business model for our ClearPoint system. Our product revenue was approximately $5.5 million and $14.1 million for the three and nine months ended September 30, 2024, respectively. Our service and other revenue was approximately $2.6 million and $9.6 million for the three and nine months ended September 30, 2024, respectively, of which 89% and 92%, respectively, is related to the biologics and drug delivery service line.
Our revenue recognition policies are more fully described in Note 2 to the Condensed Consolidated Financial Statements included above in Part I, Item 1 in this Quarterly Report.
Underlying the revenue from sales of products and services to our biologics and drug delivery customers is the number of direct customers and end users of our products and/or services ("Partners"). Our Partners consist of pharmaceutical and biotech companies, academic institutions, and customer-sponsored contract research organizations that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which the commercial success is uncertain, pending, in part, the outcome of those trials. While our revenue from sales of products and services to our biologics and drug delivery customers is indicative of growth, the number of Partner relationships is also of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through our Partners’ use of our products and services in their delivery of therapies. At September 30, 2024, we had more than 50 Partners, which is similar to the number of Partners as of the same date in 2023.
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2024, as compared to the critical accounting policies and estimates described in our 2023 Form 10-K.
Results of Operations
Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Percentage Change
Product revenue	$5,474	$2,410	127%
Service and other revenue	2,648	3,352	(21)%
Total revenue	8,122	5,762	41%
Cost of revenue	3,275	2,489	32%
Gross profit	4,847	3,273	48%
Research and development costs	3,315	2,429	36%
Sales and marketing expenses	3,549	2,841	25%
General and administrative expenses	3,155	2,900	9%
Other income (expense):
Other expense, net	(11)	(12)	NM
Interest income, net	209	100	109%
Net loss	$(4,974)	$(4,809)	3%
NM – The percentage change is not meaningful.

Revenue. Total revenue was $8.1 million for the three months ended September 30, 2024, and $5.8 million for the three months ended September 30, 2023, which represents an increase of $2.4 million, or 41%.

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Percentage Change
Biologics and drug delivery
Disposable products	$2,062	$455	353%
Services and license fees	2,369	3,032	(22)%
Subtotal – Biologics and drug delivery revenue	4,431	3,487	27%
Neurosurgery navigation and therapy
Disposable products	2,860	1,874	53%
Services	—	44	(100)%
Subtotal – Neurosurgery navigation and therapy	2,860	1,918	49%
Capital equipment and software
Systems and software products	552	81	581%
Services	279	276	1%
Subtotal – Capital equipment and software revenue	831	357	133%
Total revenue	$8,122	$5,762	41%
Biologics and drug delivery revenue, which includes sales of services and disposable products related to customer-sponsored preclinical and clinical trials utilizing our products, increased 27% to $4.4 million for the three months ended September 30, 2024, from $3.5 million for the same period in 2023. Our overall revenue growth is attributable to a $1.6 million increase in product revenue resulting from higher demand for disposables as multiple partners progress in their trials, partially offset by a decrease of $0.7 million in service and other revenue due to a reduction in the number of preclinical studies performed, during the three months ended September 30, 2024, compared to the same period in 2023.
Neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 49% to $2.9 million for the three months ended September 30, 2024, from $1.9 million for the same period in 2023. The increase is driven by higher product revenue of $1.0 million resulting from newly activated accounts, increased case count, and new product offerings, including the SmartFrame OR and Prism Laser Therapy, during the three months ended September 30, 2024, compared to the same period in 2023.
Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software and related services, increased 133% to $0.8 million for the three months ended September 30, 2024, from $0.4 million for the same period in 2023 due to an increase in the placements of ClearPoint navigation capital equipment and software and Prism laser units.
Cost of Revenue and Gross Profit. Cost of revenue was $3.3 million, resulting in gross profit of $4.8 million and gross margin of 60%, for the three months ended September 30, 2024, and was $2.5 million, resulting in gross profit of $3.3 million and gross margin of 57% for the three months ended September 30, 2023. The increase in gross margin was primarily due to lower costs for the three months ended September 30, 2024 due to the transition to the new manufacturing facility, occurring in 2023, and higher volumes for the three months ended September 30, 2024.
Research and Development Costs. Research and development costs were $3.3 million for the three months ended September 30, 2024, compared to $2.4 million for the same period in 2023, an increase of $0.9 million, or 36%. The increase was due primarily to higher personnel costs and product and software development costs, each in the amount of $0.5 million, partially offset by lower trial costs of $0.1 million.
Sales and Marketing Expenses. Sales and marketing expenses were $3.5 million for the three months ended September 30, 2024, compared to $2.8 million for the same period in 2023, an increase of $0.7 million, or 25%. This increase was due primarily to higher personnel costs, including share-based compensation, of $0.6 million resulting from increases in headcount, and increased travel costs of $0.1 million.

General and Administrative Expenses. General and administrative expenses were $3.2 million for the three months ended September 30, 2024, compared to $2.9 million for the same period in 2023, an increase of $0.3 million, or 9%. This increase was due primarily to higher personnel costs and share-based compensation of $0.4 million, higher occupancy costs of $0.2 million, and higher professional fees of $0.1 million, partially offset by lower bad debt expense of $0.5 million mainly as a result of subsequent recoveries.
Interest Income (Expense). Net interest income was $0.2 million for the three months ended September 30, 2024, compared to $0.1 million for the same period in 2023, as a result of increased investment in U.S. Government debt securities stemming from the capital raise in March 2024 as well as lower interest expense due to the early repayment of the First Closing Note.
Nine months ended September 30, 2024, Compared to the Nine months ended September 30, 2023

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Percentage Change
Product revenue	$14,053	$7,377	90%
Service and other revenue	9,566	9,768	(2)%
Total revenue	23,619	17,145	38%
Cost of revenue	9,259	7,544	23%
Gross profit	14,360	9,601	50%
Research and development costs	9,060	9,057	—%
Sales and marketing expenses	10,673	9,248	15%
General and administrative expenses	8,769	9,036	(3)%
Other income (expense):
Other expense, net	(32)	(25)	NM
Interest income, net	646	295	119%
Net loss	$(13,528)	$(17,470)	(23)%
NM – The percentage change is not meaningful.
Revenue. Total revenue was $23.6 million for the nine months ended September 30, 2024, and $17.1 million for the nine months ended September 30, 2023, which represents an increase of $6.5 million, or 38%.

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Percentage Change
Biologics and drug delivery
Disposable products	$4,286	$1,395	207%
Services and license fees	8,779	8,136	8%
Subtotal – Biologics and drug delivery revenue	13,065	9,531	37%
Neurosurgery navigation and therapy
Disposable products	7,373	5,550	33%
Services	—	930	(100)%
Subtotal – Neurosurgery navigation and therapy	7,373	6,480	14%
Capital equipment and software
Systems and software products	2,394	432	454%
Services	787	702	12%
Subtotal – Capital equipment and software revenue	3,181	1,134	180%
Total revenue	$23,619	$17,145	38%

Biologics and drug delivery revenue, which includes sales of services and disposable products related to customer-sponsored preclinical and clinical trials utilizing our products, increased 37% to $13.1 million for the nine months ended September 30, 2024, from $9.5 million for the same period in 2023. Our overall revenue growth is attributable to a $2.9 million increase in product revenue resulting from higher demand for disposables as multiple partners progress in their trials, and a $0.6 million increase in service and other revenue related to new preclinical trials and service agreements entered into with our Partners during the nine months ended September 30, 2024, as compared to the same period in 2023.
Neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 14% to $7.4 million for the nine months ended September 30, 2024, from $6.5 million for the same period in 2023. Product revenue increased 33%, or $1.8 million, resulting from newly activated accounts, increased case count, and new product offerings, including the SmartFrame OR and Prism Laser Therapy, during the nine months ended September 30, 2024, compared to the same period in 2023. This was partially offset by a decrease in service and other revenue of $0.9 million primarily as a result of pausing a co-development program with one of our Brain Computer Interface partners.
Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software and related services, increased 180% to $3.2 million for the nine months ended September 30, 2024, from $1.1 million for the same period in 2023 due to an increase in the placements of ClearPoint navigation capital equipment and software and Prism laser units.
Cost of Revenue and Gross Profit. Cost of revenue was $9.3 million, resulting in gross profit of $14.4 million and gross margin of 61%, for the nine months ended September 30, 2024, and was $7.5 million, resulting in gross profit of $9.6 million and gross margin of 56% for the nine months ended September 30, 2023. The increase in gross margin was primarily due to lower costs for the nine months ended September 30, 2024 due to the transition to the new manufacturing facility, occurring in 2023, and higher volumes for the nine months ended September 30, 2024.
Research and Development Costs. Research and development costs were relatively flat at $9.1 million for the nine months ended September 30, 2024 and 2023. Personnel costs, including share-based compensation, were higher for the nine months ended September 30, 2024 by $0.7 million as compared to the same period in 2023. This was offset by lower product and software development costs of $0.7 million as a result of reprioritization of certain research and development initiatives.
Sales and Marketing Expenses. Sales and marketing expenses were $10.7 million for the nine months ended September 30, 2024, compared to $9.2 million for the same period in 2023, an increase of $1.4 million, or 15%. This increase was due primarily to higher personnel costs, including share-based compensation, of $1.1 million resulting from increases in headcount, and increased travel costs of $0.3 million.
General and Administrative Expenses. General and administrative expenses were $8.8 million for the nine months ended September 30, 2024, compared to $9.0 million for the same period in 2023, a decrease of $0.3 million, or 3%. This decrease was due primarily to lower bad debt expense of $1.4 million mainly as a result of subsequent recoveries, partially offset by higher personnel costs and share-based compensation of $0.8 million and higher occupancy costs of $0.3 million.
Interest Income (Expense). Net interest income was $0.6 million for the nine months ended September 30, 2024, compared to $0.3 million for the same period in 2023, as a result of increased investment in U.S. Government debt securities stemming from the capital raise in March 2024 as well as lower interest expense due to the early repayment of the First Closing Note.
Liquidity and Capital Resources
We have incurred net losses since our inception, which has resulted in a cumulative deficit at September 30, 2024 of $186.0 million. In addition, our use of cash from operations amounted to $7.7 million for the nine months ended September 30, 2024, and $13.7 million for the year ended December 31, 2023.
Since inception, we have financed our operations principally from the sale of equity securities and the issuance of notes payable. As discussed in Note 8, in March 2024, we completed a public offering of 2,653,848 shares of our common stock from which the net proceeds totaled approximately $16.2 million after deducting our payment of underwriting discounts and commissions and other offering expenses.

In August 2024, we repaid in full the remaining $10 million outstanding under the SPA entered into in 2020, pursuant to which we issued secured convertible notes to two investors raising gross proceeds of $25 million, of which $15 million had been previously converted to common stock. See Note 6 to the Condensed Consolidated Financial Statements included above in Part I, Item 1 in this Quarterly Report for additional information with respect to the secured convertible notes.
As a result of these transactions and our business operations, our cash and cash equivalents totaled $21.6 million at September 30, 2024. In management’s opinion, based on our current forecasts for revenue, expense and cash flows, our existing cash and cash equivalent balances at September 30, 2024, are sufficient to support our operations and meet our obligations for at least the next twelve months.
Cash Flows
Cash activity for the nine months ended September 30, 2024 and 2023 is summarized as follows:

	Nine months ended September 30,
(in thousands)	2024	2023
Cash used in operating activities	$(7,707)	$(12,551)
Cash (used in) provided by investing activities	(12)	9,137
Cash provided by financing activities	6,152	141
Net change in cash and cash equivalents	$(1,567)	$(3,273)
Net Cash Flows from Operating Activities. Net cash flows used in operating activities for the nine months ended September 30, 2024, were $7.7 million, a decrease of $4.8 million from the nine months ended September 30, 2023. This decrease was due to a lower net loss of $3.9 million, and a net decrease in operating assets and liabilities of $1.1 million, partially offset by a net decrease in non-cash items of $0.2 million. The change in operating assets and liabilities is primarily due to higher accounts payable and accrued liabilities, partially offset by lower deferred revenue. The change in the non-cash items results primarily from recoveries in the allowance for credit losses, partially offset by higher share-based compensation expense.
Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2024, were nominal and related to equipment acquisitions.
Net cash flows provided by investing activities for the nine months ended September 30, 2023, were $9.1 million and consisted of proceeds from the maturities of short-term investments, partially offset primarily by equipment acquisitions related to our new manufacturing site in Carlsbad, California.
Net Cash Flows from Financing Activities. Net cash flows provided by financing activities for the nine months ended September 30, 2024, consisted of proceeds, net of offering costs, of $16.2 million received from the public offering of our common stock and $0.3 million in proceeds from the issuance of common stock under the employee stock purchase plan. This is partially offset by the repayment of the 2020 secured convertible note of $10.0 million and payments of $0.3 million for taxes related to shares withheld in connection with the vesting of restricted stock awards.
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
•the ability to maintain our existing relationships with our Partners and to enter into new relationships;
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
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
There have been no material changes to the risk factors as disclosed in the 2023 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
Not applicable. Without limiting the generality of the foregoing, during the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements, as defined in Item 408(a) of Regulation S-K.

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

Date: November 7, 2024

CLEARPOINT NEURO, INC.

	By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danilo D’Alessandro
Danilo D’Alessandro
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)