Form 10-K
period 2024-12-31
ClearPoint Neuro, Inc.
filed 2025-02-26
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $145 million based on the closing sale price as reported on the Nasdaq Capital Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 18, 2025
Common Stock, $0.01 par value per share	27,632,332 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2025 annual meeting of stockholders.

CLEARPOINT NEURO, INC.

Trademarks, Trade Names and Service Marks

ClearPoint Neuro®, ClearPoint®, SmartFlow®, SmartFrame®, SmartGrid®, Inflexion®, SmartTwist™, SmartTip™, ClearPoint Maestro®, SmartFrame Array®, SmartFrame OR™, ClearPoint Neuro Orchestra™, ClearPoint Prism®, SmartFlow Flex™, ClearPointer™, When Your Path is Unclear, We Point The Way®, and ClearPoint Advanced Laboratories™ are all trademarks of ClearPoint Neuro, Inc. Any other trademarks, trade names or service marks referred to in this Annual Report are the property of their respective owners.

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

In evaluating forward-looking statements, you should refer to (i) the section of this Annual Report entitled “Risk Factors” and (ii) Item 2 of this Annual Report, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Which May Influence Future Results of Operations.” As a result of these risk factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Annual Report, except to the extent required by applicable securities laws.

RISK FACTOR SUMMARY

Our business faces many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our business, financial condition, results of operations and prospects. You should carefully review and consider the full discussion of our risk factors described under Item 1A, Risk Factors of this Annual Report together with other information in this Annual Report and our other filings with the Securities and Exchange Commission (“SEC”), before making an investment decision regarding our common stock.

•
Our business, financial condition, and results of operations may be adversely affected by general economic and financial market conditions, and current and future social and geopolitical instability.
•
Revenue can be meaningfully impacted if we cannot maintain current relationships or programs or enter into new relationships or programs with drug delivery customers.
•
The size of the markets for our current and future products and services may be smaller than we estimate.
•
Our ClearPoint system may not achieve broad market adoption and our future business growth is dependent upon marketing and selling our ClearPoint system, and other new products, in the operating room.
•
Our long-term growth depends on our ability to compete effectively in the neurosurgery market by developing and commercializing new products and services through our research and development efforts.
•
If coverage and reimbursement from third-party payors for procedures utilizing our products are inadequate, adoption of our products will be adversely affected and our revenues and prospects for profitability will suffer.
•
We currently have significant customer concentration, so economic difficulties or changes in the purchasing policies or patterns of our key customers could have a significant impact on our business.
•
Our internal manufacturing operations are generally conducted at a single location, which may limit our ability to provide an adequate supply of our products, and any disruption at our manufacturing facility could render us unable to produce our products, increase our expenses and decrease our revenue.
•
Our reliance on single-source suppliers could harm our ability to meet demand for our products.
•
To the extent we seek a new indication for use of, or new claims for, our products, the FDA may not grant 510(k) clearance or premarket approval application approval of such new use or claims.
•
If we fail to obtain the necessary clearances, certifications or approvals for our new products, our ability to grow our business globally could be harmed.
•
The results of our clinical trials may not support our product candidate claims or additional claims we may seek for our products and may result in the discovery of adverse side effects.
•
The markets for medical devices are highly competitive, and we may not be able to compete effectively against larger, well-established as well as emerging small innovative competitors.
•
We sell our products outside of the U.S., and are subject to various economic, political, regulatory and other risks relating to international operations.

•
Disruptions of critical information systems or material breaches in the security of our systems could harm us.
•
We may acquire other businesses, form joint ventures, or make investments in other companies or technologies that may not result in commercial success and could lead to significant losses.
•
We need to hire and retain additional qualified personnel to grow and manage our business.
•
We have incurred losses since our inception, and we may continue to do so. We may never achieve or sustain profitability.
•
We may need additional funding for our business, and we may not be able to raise capital when needed or on terms that are acceptable to us, and raising additional funds may cause dilution, restrict our operations or require us to relinquish proprietary rights.
•
Our cash, cash equivalents, and short-term marketable securities are subject to economic risk.
•
We hold assets at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), which could negatively affect our operations or liquidity.
•
If we, or the third parties from whom we license intellectual property, are unable to secure and maintain patent or other intellectual property protection for the intellectual property covering our marketed products or our product candidates, our ability to compete will be harmed.
•
If we are subject to third-party claims of intellectual property infringement, we may become engaged in costly disputes.
•
If our intellectual property is inadequately protected, our ability to successfully commercialize our marketed products and product candidates will be harmed.
•
Patent terms may be inadequate to protect our competitive position for an adequate amount of time and we may not be able to protect our intellectual property rights throughout the world.
•
If we lose access to third-party software that is integrated into our products, our costs could increase and new installations of our products could be delayed.
•
Our rights to develop and commercialize our products are subject, in part, to the terms and conditions of licenses granted to us by others.
•
We operate in a highly regulated industry and any failure to comply with the extensive government regulations may subject us to fines, injunctions and other penalties.
•
Federal legislation and other payment and policy changes may have a material adverse effect on our business.
•
Our products may be subject to product recalls that could harm our reputation, business operating results and financial condition.
•
If our products cause or contribute to a death or a serious injury, or malfunction, we will be subject to Medical Device Reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
•
We may incur significant liability if it is determined that we are promoting off-label uses of our products in violation of federal and state regulations in the U.S. or elsewhere.
•
If we or our third-party suppliers fail to comply with the FDA’s Quality Management System Regulation (“QMSR”) or any applicable state equivalent, our manufacturing operations could be interrupted, and our potential product sales and operating results could suffer.
•
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.
•
We are subject to various laws protecting the confidentiality and security of certain personal information, and our failure to comply could result in penalties and reputational damage.
•
Our Fourth Amended and Restated Bylaws include exclusive forum provisions for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•
The market price of our common stock may be volatile, and stockholders may not be able to resell shares at or above the purchase price.
•
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
•
We have not paid dividends in the past and do not expect to pay dividends in the future.
•
Anti-takeover provisions in our certificate of incorporation, bylaws and Delaware law could prevent or delay a change in control.
•
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause a decline in our stock price.
•
Securities analysts may not continue coverage for our common stock or may issue negative reports.
•
We are subject to certain general risks, including, but not limited to, risks related to damage to our reputation, natural disasters, product and professional liability claims or other lawsuits, and the requirements of being a public company.

ITEM 1. BUSINESS

Overview

We are a commercial-stage medical device company, incorporated in 1998 as a Delaware corporation, that develops and commercializes innovative platforms for performing minimally invasive surgical procedures in the brain. From our inception in 1998, we have deployed significant resources to fund our efforts to develop the foundational capabilities for enabling magnetic resonance imaging (“MRI”) guided interventions, building an intellectual property portfolio, and identifying and building out commercial applications for the technologies we develop. In 2021, our efforts expanded beyond the MRI suite to encompass development and commercialization of neurosurgical device products for the operating room setting, as well as consulting services for pharmaceutical companies. Our products have been installed or used at over 90 centers globally.

Since 2020, we have evolved to become a company comprised of two components: (i) a business providing medical devices for neurosurgical applications, and (ii) a business focused on partnerships in the biologics and drug delivery space.

Medical Devices for Neurosurgical Application

The first foundational component of our business is focused on providing medical devices for neurosurgical applications.

Our primary medical device product, the ClearPoint system, is an integrated system comprised of hardware components, disposable components, and intuitive, menu-driven software. The primary applications for the ClearPoint system are to target and guide: (a) the insertion of deep brain stimulation electrodes, biopsy needles, and laser catheters; and (b) the infusion of pharmaceuticals into the brain. The ClearPoint system was originally designed for use in an MRI setting. In 2021, we launched the SmartFrame Array Neuro Navigation System and Software, which allows for operating room placement of the ClearPoint system and completion of the procedure in the MRI suite. In 2024, we introduced the SmartFrame OR Stereotactic System to the market, which allows for complete procedures to be performed in the operating room.

In 2022, we commenced commercialization of the ClearPoint Prism Neuro Laser Therapy System, a laser ablation system. The ClearPoint Prism Neuro Laser Therapy System was developed and is manufactured for us by CLS. We have exclusive global rights to commercialize the system for neuro applications.

Biologics and Drug Delivery

The second component of our business is focused on partnerships in the biologics and drug delivery space, supporting our customers from the earliest stages of their research through their clinical study and commercialization process. Since 2021, a growing and significant part of the revenue from our business is derived from preclinical development services, which include protocol consultation and solutions for preclinical study design and execution. Our consulting services include a core competency of in vivo biology services in large and small research models to assist our customers with establishing drug safety prior to and in support of their human clinical trials.

Currently, we have more than 60 pharma/biotech, academic, and contract research organization partners who are evaluating or using our products and services in trials to inject gene and cell therapies directly into the brain. These partnerships involve drug development programs that are at various stages of development ranging from preclinical research to late-stage regulatory trials for multiple distinct disease states. This part of our business potentially represents the largest opportunity for growth, which we estimate could have an approximately $7 billion market potential; however, our ability to grow in this market is dependent on our ability to maintain and establish new relationships with pharmaceutical company customers, such customers' continuation of research and product development plans, and such customers achieving success in completion of clinical trials and subsequent regulatory approvals of their drugs and biologics. In 2024, the U.S. Food and Drug Administration (the “FDA”) granted marketing authorization for our SmartFlow cannula to be used to deliver a gene therapy for the treatment of aromatic L-amino acid decarboxylase (“AADC”) deficiency directly to regions of interest within the brain.

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

ClearPoint Therapeutic Solutions

Our ClearPoint Prism Neuro Laser Therapy System is indicated for use to necrotize or coagulate soft tissue through interstitial irradiation or thermal therapy for neuro applications under 3.0T MRI guidance. The laser system can be used in conjunction with the ClearPoint navigation platform to refine the desired trajectory for the laser therapy catheter and to confirm accurate laser catheter placement. The laser system consists of a mobile laser unit, Thermoguide software to monitor changes in tissue temperature during therapy, and disposable laser applicator and magnetic resonance (“MR”) introducer components.

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

Regulatory Status

Our ClearPoint system 510(k) clearance from the FDA permits us to market and promote our ClearPoint system in the U.S. for use in general neurosurgical procedures, which includes procedures such as biopsies, laser catheter insertions, and deep brain stimulation lead and electrode insertions. This is the same general indication for use that applies to other devices that have traditionally been used in the performance of stereotactic neurosurgical procedures. In the EU, UK, Israel, Taiwan, Turkey, and Brazil, our approval carries a similar indication for use.

In the United States, our SmartFlow cannula has received 510(k) clearance for injection of Cytarabine or for removal of cerebrospinal fluid (“CSF”) from the ventricles and De Novo marketing authorization for intraputaminal administration of eladocagene exuparvovec-tneq for the treatment of adult and pediatric patients with AADC deficiency. It has also received CE mark for the injection of approved fluids into the brain. Delivery of other therapeutic agents using our SmartFlow cannula is investigational. The SmartFlow cannula is a disposable device intended for single patient use only and is not intended for implant.

Our development partner CLS received 510(k) clearance for its laser system to necrotize or coagulate soft tissue through interstitial irradiation or thermal therapy in neuro applications under 3.0T MRI guidance. In the U.S., the laser system is commercialized by us as the ClearPoint Prism Neuro Laser Therapy System.

Our SmartFrame OR Stereotactic System received 510(k) clearance in 2024. SmartFrame OR is intended to provide stereotactic guidance for the placement and operation of instruments or devices during planning and operation of neurological procedures performed in conjunction with the use of a compatible optical stereotaxic navigation system using preoperative MRI and/or Computed Tomography (“CT”) imaging. These procedures include biopsies, catheter placement and electrode introduction, including the placement of deep brain stimulation (“DBS”) leads. SmartFrame OR is a disposable device intended for single patient use only.

Market Discussion

Medical Devices for Neurosurgical Application

We believe there are more than 140,000 potential neurosurgical procedures per year in the U.S. in which our ClearPoint products could be used as a navigational platform for functional stereotactic neurosurgery in indications currently approved by the FDA or as a therapy device for performance of laser interstitial thermal therapy (“LITT”):

•
Electrode Placement – The current standard of care for the placement of the DBS or responsive neurostimulation (“RNS”) electrodes in the operating room requires the patient to be awake during surgery in order to verify proper placement. When DBS or RNS is performed in the MRI suite, our ClearPoint system can provide intra-procedural navigation and visualization of the electrode placement and the patient may be placed under general anesthesia for the procedure. Three manufacturers have received FDA clearances for DBS systems: Medtronic, Boston Scientific and Abbott Laboratories. All three have products that are indicated for Parkinson’s disease, essential tremor, and drug resistant epilepsy. DBS is used to treat the symptoms of Parkinson’s Disease, a degenerative condition that affects more than one million people in the U.S. and 10 million people worldwide. DBS works by stimulating a targeted region of the brain through implanted leads that are powered by a device called an implantable pulse generator. We estimate 120,000 Parkinson’s disease and essential tremor patients per year are potential candidates for the implantation of deep brain stimulation electrodes utilizing our ClearPoint system. In addition, patients suffering from drug resistant epilepsy, refractory essential tremor, dystonia, severe obsessive compulsion disorder, severe major depressive disorder, paralysis, Huntington’s disease, auditory nerve implantation, Alzheimer’s disease and stroke rehabilitation may create additional potential procedure opportunities in the future. The only commercially available RNS system on the market is manufactured by NeuroPace. Their brain-responsive neuromodulation system is currently approved for use in patients with drug resistant epilepsy and refractory idiopathic generalized epilepsy.
•
LITT – LITT is a minimally-invasive MRI-guided technique to treat primary and metastatic brain tumors, as well as patients with drug-resistant epilepsy. The treatment uses heat to treat and ablate the tumor or regions where seizures begin. In the U.S. approximately 35,000 patients have brain tumors that could benefit from LITT and up to one million suffer from drug-resistant epilepsy. Historically two manufacturers have FDA cleared laser therapy systems in North America – Medtronic’s Visualase system and Monteris Medical’s NeuroBlate system. In September 2022, our development partner CLS received 510(k) clearance for its MRI guided laser interstitial thermal therapy system for neuro applications, and we commenced commercialization of this laser system, marketed as the ClearPoint Prism Neuro Laser Therapy System, in the U.S.
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

Biologics and Drug Delivery

The blood-brain barrier prevents large-molecule, and nearly all small-molecule, neurotherapeutics from reaching the brain. Several pharmaceutical and biotech companies are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier. This may enable the development of treatments for rare single-gene pediatric disorders, such as AADC Deficiency, Friedreich’s Ataxia and Angelman Syndrome, as well as adult disorders including Parkinson’s disease, drug resistant epilepsy, Huntington’s disease, Alzheimer’s disease and certain types of cancers, such as Glioblastoma. If our ClearPoint system and SmartFlow cannula are approved for these drug delivery treatments and become the standard approach to local drug delivery in the brain, we believe the impact on our financial performance could be significant. However, in the United States, these treatments are subject to FDA-mandated clinical trial requirements, which are expensive and time consuming for our partners to conduct. Nonetheless, several of our biologics and drug delivery customers are pursuing preclinical and clinical trials for which we generate revenue through the sale of products, including our SmartFlow cannula, preclinical, development and consulting services, and other partnership arrangements. In 2024, the SmartFlow cannula was granted De Novo marketing authorization for intraputaminal administration of eladocagene exuparvovec-tneq for the treatment of adult and pediatric patients with AADC deficiency.

Sales and Marketing

Medical Devices for Neurosurgical Application

Commercializing our ClearPoint products and services for neurosurgery applications, primarily involves marketing and selling directly to:

•
physicians who care for patients suffering from neurological disorders, including stereotactic or functional neurosurgeons, who perform the neurosurgical procedures, and neurologists, who interact with patients prior to and following surgery and who refer patients for surgery; and
•
hospitals involved in the treatment of neurological disorders, including the opinion leaders at these hospitals.

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

Our business model for our ClearPoint services includes providing preclinical studies, clinical trial support, regulatory consultation, device development services, surgical workflow guidance, and over-arching translation services to aid in the progression of our pharmaceutical customers’ drug development process. The ClearPoint services allow us to generate early technology integration of our products into our customers’ delivery workflow and participate in diversified partnership arrangements with our customers.

Manufacturing and Assembly

Our ClearPoint system and SmartFlow cannula include off-the-shelf components and custom-made components that are produced to our proprietary specifications by various third parties that we assemble in our Carlsbad, California facility. We use third parties to manufacture certain components to utilize their individual expertise, minimize our capital investment and help control costs. We purchase most custom-made components of our ClearPoint system from single-source suppliers due to quality considerations, lower costs and constraints resulting from regulatory requirements; however, we have identified alternative sources for certain components, and believe additional alternative sources are available, if needed, for other components. Generally, we purchase our components through purchase orders and do not have long-term contracts with most of our suppliers.

Our ClearPoint Prism Neuro Laser Therapy System is manufactured exclusively by CLS.

Our facilities are structured to complete component processing, final assembly, packaging and distribution activities for our products. The assembly process is performed in a controlled environment as required by applicable regulation for medical device assembly. Our operations are subject to extensive regulation by the FDA’s Quality Management System Regulation (“QMSR”), which requires that manufacturers have a quality management system for the design and production of medical devices. To the extent we conduct such operations outside the U.S., we would be subject to international regulatory requirements.

Our facilities are FDA-registered, and we believe they are compliant with the FDA’s QMSR. We are also certified to ISO 13485 and the Medical Device Single Audit Program (“MDSAP”). We have instituted a quality management system, under which we have established policies and procedures that control and direct our operations with respect to design, procurement, manufacture, inspection, testing, installation, data analysis, training and marketing. We review and internally audit our compliance with these policies and procedures, which provides a means for continued evaluation and improvement. As required by our quality management system, we undertake an assessment and qualification process for each third-party manufacturer or supplier that we use. Typically, our third-party manufacturers and suppliers are certified to ISO 9001 and/or 13485. We also periodically perform audit procedures on our key third-party manufacturers and suppliers to monitor their activities for compliance with our quality management system. Our facilities, and the facilities of the third-party manufacturers and suppliers we use, are subject to periodic inspections by regulatory authorities, including the FDA and other governmental agencies.

Customers

Medical Devices for Neurosurgical Application

A small number of our hospital customers account for a substantial portion of our revenues from sales of ClearPoint products. Our five largest hospital customers accounted for approximately 31% of our neurosurgery navigation disposable product revenues in 2024.

Biologics and Drug Delivery

As of February 18, 2025, we had commercial relationships with over 60 pharma/biotech, academic, and contract research organization partners who have either evaluated or used our SmartFlow cannula or our consulting services.

One of these companies, PTC Therapeutics, Inc. and its affiliates (“PTC”), a related party who is a significant stockholder and former noteholder with a Board representative, accounted for approximately 17% of our biologics and drug delivery revenues in 2024. In May 2019, we entered into a supply agreement with PTC (the “PTC Supply Agreement”) pursuant to which we supply certain products and engage in performance of certain services under the terms of mutually agreed upon Statements of Work. Certain products supplied under the PTC Supply Agreement are subject to limited favored pricing terms for such products intended for human use in clinical or commercial settings.

In November 2020, we entered into an Addendum to the PTC Supply Agreement pursuant to which PTC agreed to purchase products in exchange for a minimum quarterly payment in consideration for our commitment to supply such products and provide services consisting of training, preclinical and clinical case support and regulatory support. In January 2023, the Addendum to Supply Agreement was further amended and restated to allow for the Company to provide regulatory support to PTC in additional agreed geographies.

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

Intellectual Property

We believe that, in order to maintain a competitive advantage in the marketplace, we must develop and maintain the proprietary aspects of our technologies. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect our intellectual property.

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

Patents

We have a significant patent portfolio in the field of neurosurgical and MRI-guided interventions. As of February 18, 2025, we own or license over 100 issued patents. Some of our patents and patent applications are subject to licensing and cross-licensing arrangements in place with third parties.

Trademarks

We have registered trademarks in the United States, the European Union, the United Kingdom, and China.

Certain License and Royalty Arrangements

Philips

During 2020, we entered into a worldwide license and research agreement with Philips, under which Philips has licensed to us the use of the technology underlying its Philips Brain Model in our ClearPoint Maestro Brain Model (“Maestro”), the first generation of which received 510(k) clearance in 2022. We believe that Maestro will have use across all our product lines through automatic pathway and trajectory planning and confirmation of device placement, while identifying eloquent structures of the brain so as to avoid crucial anatomy. In consideration for the license, we paid a fee upon execution of the agreement and are committed to pay (a) royalties based on sales of systems, and (b) an annual fee based on a calculation accounting for the number of systems in use for a calendar year and a correction factor for increases or decreases in net revenue from the sales of systems. In early 2022, we expanded our collaboration with Philips to include additional technology to allow use of the Philips Brain Model with CT imaging. In early 2023, we further expanded our collaboration with Philips to include additional technology regarding subnuclei segmentation to the Maestro MRI and CT functionality. In 2024, we amended our collaboration to include further new software features to be developed by Philips.

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

NE Scientific

In 2022, we entered into a development and license agreement with NE Scientific to incorporate NE Scientific’s GPU-accelerated software solution for modeling of therapies administered to the brain into our products. In consideration of the foregoing, we paid fees for development of the software solution and are committed to pay royalties based on (a) per hospital activations of the software solution, and (b) offline applications in which the licensed technology is used.

Software License Arrangements

In connection with the development of our software products, which includes ClearPoint Software, ClearPoint Array Software, and ClearPoint Maestro Brain Model Software, we entered into several agreements with third party software providers under which we received worldwide, non-exclusive licenses to software code related to certain functional elements of these software products, and for which we are committed to pay royalties for each copy of software product sold, or in certain cases, loaned by us to end-users.

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

Regulatory Requirements of the United States Food and Drug Administration

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the U.S. and other countries. Most notably, all of our products sold in the U.S. are subject to regulation as medical devices under the federal Food, Drug, and Cosmetic Act (“FDCA”), as implemented and enforced by the FDA. The FDA regulates the following activities that we perform or that are performed on our behalf, to ensure that the medical devices we manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either premarket notification, or 510(k) clearance, authorization through the de novo classification process, or approval of a premarket approval application (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Class I devices, considered to have the lowest risk, are those for which safety and effectiveness can be assured by adherence to the FDA’s general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA’s QMSR, facility registration and product listing, medical device reporting (which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), reports of corrections and removals (which require manufacturers to report recalls or removals and field corrections to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA) and appropriate, truthful and non-misleading labeling (“General Controls”). Class II devices are subject to the FDA’s General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device (“Special Controls”). Manufacturers of most Class II and some Class I devices are required to submit to the FDA and obtain clearance for a premarket notification under Section 510(k) of the FDCA prior to commercially distributing the device. This process is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA unless they can be reclassified into Class I or II via the de novo classification process.

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

PMA Approval Pathway

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or classified through the de novo process or is not otherwise exempt from the FDA’s premarket clearance and approval requirements. A PMA must generally be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of our or our third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QMSR. Once a PMA is approved, the FDA may require that certain conditions of approval be met, such as conducting a post market clinical trial.

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

Although the QMSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose with respect to manufacturing.

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
•
QMSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design, manufacturing, and distribution process;

•
labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;
•
clearance, authorization, or approval of product modifications;
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
•
notices of corrections or removals.

As a medical device manufacturer, we are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QMSR and other regulations. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with the QMSR and other regulations. We believe that we are in compliance with QMSR and other regulations.

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the United States Federal Trade Commission (“FTC”), and by state regulatory and enforcement authorities. Promotional activities for FDA-regulated products of other companies have been the subject of enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. Furthermore, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. In addition, we are required to meet regulatory requirements in countries outside the U.S., which can change rapidly with relatively short notice. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

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
•
refusing or delaying requests for 510(k) clearance, de novo authorization or PMA approvals of new products or modified products;
•
rescinding 510(k) clearances or PMA approvals that have already been granted;
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

The method of assessing conformity with applicable regulatory requirements varies depending on the classification of the medical device, which may be Class I, Class IIa, Class IIb or Class III. Normally, the method involves a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. A Notified Body is a private commercial entity that is designated by the national government of a member state as being competent to make independent judgments about whether a device complies with applicable regulatory requirements. An assessment by a Notified Body in one country with the EU is required in order for a manufacturer to commercially distribute the device throughout the EU. In addition, compliance with ISO 13485 issued by the International Organization for Standardization, among other standards, establishes the presumption of conformity with the essential requirements or general safety and performance requirements for CE marking. Certification to the ISO 13485 standard demonstrates the presence of a quality management system that can be used by a manufacturer for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

In 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the previous EU medical devices directive. Unlike directives, which must be implemented into the national laws of the EU member states, the regulations would be directly applicable, without the need for adoption of EU member state laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation.

The Medical Devices Regulation went into effect in May 2021, which:

•
Strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•
Establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•
Improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•
Set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•
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

Since the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, the “Affordable Care Act”), there have been a number of legal challenges as well as other legislative and regulatory changes to the healthcare system that could limit the acceptance and availability of our products, which would have an adverse effect on our financial results and business. The full effects of the Affordable Care Act may be unknown until all outstanding legal issues are resolved, the statutory provisions are fully implemented, and CMS, the FDA, and other federal and state agencies issue final applicable regulations or guidance. These developments could result in increased coordination between hospitals and physicians and alignment of financial incentives between hospitals and physicians to control hospital costs. Such payment reform efforts and increased coordination among hospitals and physicians may lead to voluntary reductions in the array of choices currently available to physicians with respect to diagnostic services, medical supplies and equipment, which could result in hospitals reducing the overall number of vendors from which they purchase supplies, equipment and products. The Affordable Care Act remains subject to potential legal and constitutional challenges in the United States Supreme Court.

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

Because the Anti-Kickback Statute is broadly written and encompasses many harmless or efficient arrangements, Congress authorized the Office of Inspector General of the United States Department of Health and Human Services (“OIG”), to issue a series of regulations, known as “safe harbors.” For example, there are regulatory safe harbors for payments to bona fide employees, properly reported discounts, and payments for certain investment interests. Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the statute. The failure of a transaction or arrangement to fit precisely within one or more of the exceptions or safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that arguably implicate the Anti-Kickback Statute but do not fully satisfy all the elements of an exception or safe harbor may be subject to increased scrutiny by government enforcement authorities such as the OIG. The Affordable Care Act increased the investigatory authority of the OIG, clarified that Anti-Kickback Statute claims can be brought under the federal civil False Claims Act, and provided for enhanced civil monetary penalties and expanded permissible exclusion authority.

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

HIPAA Fraud and Other Regulations

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created a class of federal crimes known as the “federal healthcare offenses,” including healthcare fraud and false statements relating to healthcare matters. The HIPAA healthcare fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program, or to obtain by means of false of fraudulent pretenses, any money under the control of any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The Affordable Care Act also provides for civil monetary penalties for knowingly participating in certain federal healthcare offenses and enhances sentences under the Federal Sentencing Guidelines for such offenses. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Entities that are found to have aided or abetted in a violation of the HIPAA federal healthcare offenses are deemed by statute to have committed the offense and are punishable as a principal.

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

The Health Information Technology for Economic and Clinical Health Act (“HITECH”), was enacted to strengthen and expand the HIPAA Privacy and Security Rules and the restrictions on use and disclosure of patient identifiable health information. HITECH also fundamentally changed a business associate’s obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration (directly or indirectly), restrictions on marketing to individuals and obligations to agree to provide individuals an accounting of virtually all disclosures of their health information. Moreover, HITECH requires covered entities to report any unauthorized use or disclosure of patient identifiable health information that compromises the security or privacy of the information, known as a breach, to the affected individuals, the United States Department of Health and Human Services (“HHS”), and depending on the size of any such breach, the media for the affected market. Business associates are similarly required to notify covered entities of a breach.

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

Regulations Related to Our Preclinical Development Services

The Animal Welfare Act (“AWA”) governs the care and use of certain species of animals used for research in the U.S. For these regulated species, the AWA and the associated regulations promulgated thereunder require those working with regulated species to provide veterinary care and to follow specific husbandry practices such as cage size, shipping conditions, sanitation and environmental enrichment to ensure the welfare of these animals. Licensing and registration requirement standards set by the U.S. Department of Agriculture, the U.S. Fish and Wildlife Service (“USFWS”), and similar applicable international agencies also apply to the care, handling and oversight of regulated species.

The import and export of animals and operations in foreign countries are subject to applicable international agreements and conventions, as well as a variety of national, regional and local laws and regulations, which establish the standards for the humane treatment, care, handling and transport of animals by dealers and research facilities.

Non-clinical safety assessment studies used to support the submission for approval of pharmaceutical products must comply with national statutory or regulatory requirements for Good Laboratory Practice (“GLP”). GLP regulations describe a quality system for the scientific, operational and quality process and the conditions under which non-clinical studies are planned, performed, monitored, recorded, reported and archived. GLP compliance is required by such regulatory agencies as the FDA, European Medicines Agency and similar monitoring authorities in other countries where we operate.

Human Capital Resources

As of February 18, 2025, we had 115 full-time employees. None of our employees are covered by a collective bargaining agreement. As a small, innovative company focused on the development and commercialization of technology, we believe that cultural fit and energy are important considerations in recruiting employees. We assess the likelihood that a particular candidate will contribute to our overall goals, and beyond their specifically assigned tasks. We aim to provide market-based compensation to retain our employees. New employees are provided industry-relevant compliance training and are introduced to our Code of Business Conduct and Ethics, which is posted on our website at www.clearpointneuro.com. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.

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

Changes in domestic and global economic conditions, such as inflationary pressure, changes in monetary policy, decreasing consumer confidence and spending, the introduction of or changes in tariffs or trade barriers, and global or local recession may adversely impact the demand for our products and services, which could negatively impact our business, financial conditions, and results of operations. The world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. As a result, our ability to access capital markets and other funding sources in the future may not be available on commercially reasonable terms, if at all. Impacts from inflationary pressures, could increase our costs for research and development of our products, and administrative and other costs of doing business, which could in turn increase the costs for producing and distributing our products and services. In a higher inflationary environment, we may be unable to raise the prices of our products and services to sufficiently keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and adversely impact aspects of our business where revenue streams and price commitments are linked to contractual agreements that extend further into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures.

Additionally, our hospital and pharmaceutical customers could experience financial and operational pressures as a result of macroeconomic conditions which could impact their ability to access capital markets and other funding sources, increase cost of funding, cause cash flow problems, or impede their ability to comply with debt covenants, which in turn could impede their ability to provide patient care, conduct further research and development, marketing and commercialization efforts, or impact their profitability. To the extent that our customers continue to face such financial pressures, it could impact their willingness to spend on our products and services or their ability to make payment, either of which could adversely affect our business, financial condition and results of operations. Further, with economic uncertainty, an increase in unemployment rates, and increasing health insurance premiums, co-payments and deductibles may result in cost-conscious consumers pursuing fewer medical treatments and procedures, which, in turn, could adversely affect procedure volumes and the demand for our products and services.

Geopolitical changes and trends such as populism, protectionism, economic nationalism, as well as trade barriers, sanctions, and regulations may become disruptive and costly to our business. The global economy has been, and may continue to be, negatively impacted by the ongoing conflict resulting from Russia’s invasion of Ukraine in 2022, uncertainty in the Middle East region, or the increasing tensions between China and Taiwan. These geopolitical developments may interfere with our supply chain, production costs, and customer relationships. In addition, market uncertainty and volatility in various geographies may be magnified as a result of potential shifts in U.S. and foreign trade, economic and other policies following the recent U.S elections. Although the majority of our operations take place in the U.S., further escalation of geopolitical tensions could make it more costly to continue our current international business or expand to serve other markets, which may adversely affect our business, financial condition and results of operations.

If we cannot maintain our current relationships or programs, or enter into new relationships or programs, with drug delivery customers, our revenue prospects could be meaningfully reduced.

We collaborate with pharma/biotech, academic, and contract research organization customers (collectively “drug delivery customers”) to provide products and services in connection with preclinical and clinical studies. The revenue attributable to our drug delivery customers may fluctuate in the future, which could have a material adverse effect on our financial condition and results of operations. In addition, the termination of these relationships or certain programs of our drug delivery customers could result in a temporary or permanent loss of revenue.

Our future success depends in part on our ability to maintain these relationships and establish new relationships, and our drug delivery customer's continued use of our products and services in their therapeutic programs through their research, development, and commercialization process. Many factors have the potential to impact such collaborations, including the ability to deliver therapies to our drug delivery customers’ satisfaction, regulatory approval, perceptions in connection with the safety of therapies or delivery mechanisms, our customers’ ability to access adequate and sustainable financing, and other factors that may be beyond our control. Furthermore, our drug delivery customers may decide to decrease or discontinue their use of our products and services due to changes in research and product development plans, failures in their clinical trials, financial constraints, utilization of internal resources or services performed by other parties.

The development of gene and cell therapies by our drug delivery customers is inherently risky, complex, costly, and uncertain. These novel therapies involve the modification of genetic material or the use of engineered cells to treat diseases. Their development presents unique scientific, technical and regulatory challenges and face substantial risks. Even if early stage clinical trials are promising, later stage trials may fail to confirm these results, leading to delays or failures in product approval and potential termination of our relationship or certain programs with our drug delivery customers. Regulatory agencies, including the FDA, may impose more stringent requirements on these novel therapies, and the evolving regulatory landscape may create additional hurdles, including longer review times, requests for additional data, or the need for post-approval monitoring, which would significantly impact development timelines. In addition, scalability of these therapies remains a challenge, and any disruption in raw material supply, safety controls, or quality consistency could delay or halt therapy development. Due to the nature of these novel therapies, there are risks of serious adverse events, including immune reactions or off-target effects. The long term effects of these therapies may not be fully understood at the time of approval, and thus even if a therapy is successfully approved for commercialization, it may continue to be subject to restrictive labeling or product recall and withdrawals. Market adoption of gene and cell therapies may be limited by reimbursement challenges, high treatment costs, physician hesitancy and competition from alternative therapies.

As a supplier to companies developing gene and cell therapies, we are subject to the risks faced by our drug delivery customers which could lead to the termination of their relationship or certain programs with us, reducing our revenue and revenue prospects, and reducing our exposure to research and clinical trials that further our business objectives.

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

To date, a substantial majority of the sales of our ClearPoint System have been derived from a limited number of hospitals. Our future growth depends on our ability to increase physician and patient awareness of our products, and on the willingness of hospitals to adopt our products for their neurosurgical procedures. Our ClearPoint system may not gain broad market adoption unless we continue to convince physicians, hospitals and patients of its benefits. Moreover, even if physicians and hospitals understand the benefits of our ClearPoint system, they still may elect not to use our ClearPoint system for a variety of reasons, such as:

•
demand for the MRI suite within the hospital, which may result in limited or no MRI scanner availability for certain MRI-based procedures in which our ClearPoint system would be used;
•
the familiarity of the established physician with other devices and surgical approaches;
•
lack of exposure to the ClearPoint system in the fellowship training period where preferences for surgical methods are formed;
•
the physician’s perception that there are insufficient benefits of our ClearPoint system relative to those other devices and surgical approaches;
•
budgetary constraints with respect to the purchase of our ClearPoint system hardware and software;
•
hospital infection control procedures;
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

We started selling our ClearPoint system in 2010, and to date, sales of the ClearPoint system have been primarily focused on its use for neurosurgical procedures in the MRI suite. In 2021, we launched the SmartFrame Array Neuro Navigation System and Software, and in 2024, we commercialized the SmartFrame OR Stereotactic System. Both SmartFrame Array and SmartFrame OR allow for operating room placement of our technology. We have relatively limited experience marketing and selling our ClearPoint system and products for use with neurosurgical procedures in the operating room. If our team fails to adequately promote, market and sell the ClearPoint system, and other new products that we may develop in the future, in this new environment, our sales could suffer.

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

We might be unable to successfully commercialize our marketed products or services or obtain authorization to market new products. The success of any new product offering will depend on numerous factors, including our ability to:

•
properly identify and anticipate customer needs;
•
identify, retain, and manage third-party design and development firms, where appropriate, to accelerate development;
•
develop and introduce new products or services in a timely manner;
•
adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
•
obtain and retain third-party licenses required for the development, commercialization, and/or utilization of new products;
•
demonstrate the safety and efficacy of new products;
•
obtain the necessary regulatory authorizations to market new products or product enhancements;
•
deliver products and services at a price point that is both profitable and acceptable to the market; and
•
secure our supply chain to ensure we can continue to deliver products in a timely fashion to all geographies.

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

Some of our customers and partners may elect to terminate or renegotiate their agreements with us for various reasons, including force majeure clauses, unexpected or undesired study results, dissatisfaction with our performance under the agreement, the loss or limitation of funding for research and development, or general convenience. Cancellation or renegotiation of a large agreement could adversely affect our business and, therefore, may adversely affect our operating results. In addition, we may enter into agreements with customers to provide services on a fixed fee basis. We may also enter into agreements with customers for which we are paid a lump sum conditioned upon the achievement of development milestones. Accordingly, in these cases, we bear the risk if we underprice our contracts, overrun our cost estimates, or if there is a failure by us or our customer to achieve the development milestones. Such events could have an adverse effect on our business, results of operations, financial condition and cash flows.

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

A small number of our customers account for a substantial portion of our revenues. In 2024, one pharmaceutical customer, a related party as described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report, for whom we provide clinical services in support of the customer’s clinical trials and earn a quarterly fee, accounted for 9% of our total revenues, and 17% of our biologics and drug delivery revenue. Our five largest hospital customers account for approximately 31% of our neurosurgery navigation revenues. Revenues from almost all our customers are not based on long-term, committed volume purchase contracts, and we may not continue to generate a similar level of revenues from our largest customers, or any other customer. Because of our current customer concentration, our revenues could fluctuate, possibly significantly, due to a reduction or delay in our biotechnology and pharmaceutical customers’ preclinical studies or clinical trials, or in orders from any of our significant hospital customers, which could harm our business and results of operations.

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

In the United States, our SmartFlow cannula has received 510(k) clearance from the FDA for the aspiration of CSF, or injection of Cytarabine into the ventricles and a De Novo marketing authorization for the intraputaminal administration of eladocagene exuparvovec-tneq for the treatment of adult and pediatric patients with AADC deficiency. The SmartFlow cannula has also been CE marked for use in the EU for the delivery of approved fluids into the brain or aspiration of CSF. The SmartFlow cannula is being utilized in approved combination product clinical and preclinical studies by pharmaceutical companies and academic research customers for various research and clinical trials in connection with delivery of therapeutic agents. The growth of our drug delivery and biologics business is dependent upon our pharmaceutical company customers’ ability to obtain regulatory approval for the use of the SmartFlow cannula for delivery of their therapeutic agent, and/or our ability to expand the cleared indications for our SmartFlow cannula to include delivery of our pharmaceutical company customers’ therapeutic agents. To the extent that our pharmaceutical partners are not successful in obtaining regulatory approval, or if we are unable to expand the cleared indications for use of our SmartFlow cannula, we may not be able to grow our business.

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

Our business growth is dependent upon our ability to market and sell new products, including new therapy delivery devices, therapy devices and devices to allow us to expand our business into the operating room. Unless and until we obtain FDA clearance, authorization or approval for the new products in our pipeline, we will not be able to sell or promote them in the U.S. Under FDA regulations, unless exempt, a new medical device may only be commercially distributed after it has received 510(k) clearance, is authorized through the de novo classification process, or is the subject of an approved PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to another legally marketed product not subject to a PMA. Sometimes, premarket submissions must be supported by clinical data. Clinical trials are expensive, time consuming, and their outcomes are uncertain. The PMA process typically is more costly, lengthy and stringent than the 510(k) process and usually requires more substantial clinical studies.

The FDA may not authorize marketing via de novo classification or clear our 510(k) applications on a timely basis or at all. Such delays or refusals, regardless of the cause, could have a material adverse effect on our business, financial condition, and results of operations. The FDA may also change its clearance and authorization policies, adopt additional regulations or revise existing regulations, or take or become subject to other actions, such as staffing changes, which may prevent or delay authorization or clearance of our products. Similar restrictions exist outside of the U.S.

To sell our products in member countries of the EU, our products must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC) for products CE marked under the MDD (Medical Device Directive) and the general safety and performance requirements of the EU Medical Device Regulation (Regulation EU 2017/745) for products CE marked under the EU MDR (Medical Device Regulation). Compliance with these requirements is a prerequisite to be able to affix the CE mark to our products, without which they cannot be sold or marketed in the EU. To demonstrate compliance with these requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the requirements of the EU Medical Devices Directive or the EU Medical Device Regulation, a conformity assessment procedure requires the intervention of an organization accredited or licensed by a member state of the EU to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements or general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. If we fail to remain in compliance with applicable European regulations, directives, and national member states laws, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EU.

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

Engaging in business outside of the U.S. inherently involves a number of other difficulties and risks, including, but not limited to:

•
export restrictions and controls relating to technology;
•
pricing pressure that we may experience internationally;
•
difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•
political and economic instability;
•
consequences arising from natural disasters and other similar catastrophes, such as hurricanes, tornados, earthquakes, floods and tsunamis;
•
potentially adverse tax consequences, tariffs and other trade barriers;
•
the need to hire additional personnel to promote our products outside of the U.S.;
•
international terrorism and anti-American sentiment;
•
fluctuations in exchange rates for future sales denominated in foreign currency;
•
difficulty in obtaining and enforcing intellectual property rights; and
•
changing regulatory environments such as the European Medical Device Regulation.

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

The cumulative net loss from our inception through December 31, 2024 was approximately $191.4 million. Net cash used in operations was $9.0 million for the year ended December 31, 2024. Since our inception, we have financed our operations principally from the sale of equity securities and the issuance of notes payable. At December 31, 2024, we had cash and cash equivalent balances aggregating $20.1 million, resulting primarily from a 2024 public offering and note issuances pursuant to the 2020 Financing Transaction as discussed in Note 7 to the consolidated financial statements included elsewhere in this Annual Report. On November 7, 2024, we entered into an At-The-Market Equity Offering Sales Agreement to sell shares of our common stock having aggregate sales proceeds of up to $50 million.

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

The funding requirements for our business will depend on many factors, including:

•
the timing of broader market acceptance and adoption of our ClearPoint platform products and services;
•
the scope, rate of progress and cost of our ongoing product development activities relating to our ClearPoint system;
•
the cost and timing of expanding our sales, clinical support, marketing and distribution capabilities and other corporate infrastructure;
•
the cost and timing of establishing inventories at levels sufficient to support our sales;
•
the scope, rate of progress and cost of our research and development activities relating to new products;
•
the effect of competing technological and market developments;
•
the costs, terms and timing of any future investments or acquisitions, or collaborative, licensing or other arrangements that we may establish;
•
the cost and timing of any clinical trials;
•
the cost and timing of regulatory filings, clearances and approvals; and
•
the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), and the loss of such assets could have a negative effect on our operations and liquidity.

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

There may be U.S. and foreign patents issued to third parties that relate to our business. Some of these patents may be broad enough to cover one or more aspects of our present technologies and/or may cover aspects of our future technologies. We do not know whether any of these patents, if asserted, would be held valid, enforceable and infringed. We cannot provide any assurance that a court or administrative body would agree with any arguments or defenses we may have concerning invalidity, unenforceability or non-infringement of any third-party patent. The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights, and companies have employed such actions to gain a competitive advantage. If third parties assert infringement or other intellectual property claims against us, our management personnel will experience a significant diversion of time and effort and we will incur large expenses defending our company. If third parties in any patent action are successful, our patent portfolio may be damaged, we may have to pay substantial damages and we may be required to stop selling certain products, refrain from entering certain lines of business or obtain a license which, if available at all, may require us to pay substantial royalties. We cannot be certain that we will have the financial resources or the substantive arguments to defend our products from infringement or our patents from claims of invalidity or unenforceability, or to defend our products against allegations of infringement of third-party patents. In addition, any public announcements related to litigation or administrative proceedings initiated by us, or initiated or threatened against us, could negatively impact our business.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents, trade secrets and other intellectual property protection. In particular, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries. Even in foreign jurisdictions that enforce intellectual property rights to the same or a similar extent as do the laws of the United States, uneven enforcement and procedural barriers may exist in such countries, and proceedings to enforce our intellectual property rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not being issued and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. Government regulations and foreign requirements specific to medical devices are wide ranging and govern, among other things:

•
design, development and manufacturing;
•
preclinical and clinical testing;
•
testing, labeling and storage;
•
product safety;
•
marketing, sales and distribution;
•
premarket clearance, authorization, or approval;
•
recordkeeping procedures;
•
advertising and promotions;
•
recalls and field corrective actions;
•
post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; and
•
product export.

We are subject to ongoing regulatory requirements, including: required submissions of safety and other post-market information; manufacturing facility registration and device listing requirements; compliance with medical device current Good Manufacturing Practice regulations, as codified in the QMSR; requirements regarding field corrections and removals of our marketed products; reporting of adverse events and certain product malfunctions to regulatory bodies; and numerous recordkeeping requirements. If we or any of our collaborators or suppliers fail to comply with applicable regulatory requirements, a regulatory agency may take action against us, including any of the following sanctions:

•
untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•
customer notifications or orders for the repair or replacement of our products or refunds;
•
recall, detention or seizure of our products;
•
operating restrictions or partial suspension or total shutdown of production;
•
refusing or delaying requests for regulatory approvals of new products or modified products;
•
withdrawing regulatory submissions that have already been granted; or
•
refusing to grant export approval for our products.

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

Since enactment of the Affordable Care Act in 2010, there have been a number of legal challenges as well as other legislative and regulatory changes to the healthcare system that could limit the acceptance and availability of our products, which would have an adverse effect on our financial results and business. The full effects of the Affordable Care Act may be unknown until all outstanding legal issues are resolved, the statutory provisions are fully implemented, and CMS, the FDA, and other federal and state agencies issue final applicable regulations or guidance. These developments could result in increased coordination between hospitals and physicians and alignment of financial incentives between hospitals and physicians to control hospital costs. Such payment reform efforts and increased coordination among hospitals and physicians may lead to voluntary reductions in the array of choices currently available to physicians with respect to diagnostic services, medical supplies and equipment, which could result in hospitals reducing the overall number of vendors from which they purchase supplies, equipment and products. The Affordable Care Act may continue to be periodically subject to legal challenges or a continuing political effort to limit its scope, and the Affordable Care Act may change in the future in ways that could have a material adverse effect on our business or results of operations.

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

The Inflation Reduction Act (“IRA”), aimed at curbing inflationary pressures, may have direct and indirect consequences for pharmaceutical and biotech companies in the context of their research and development expenditures. In particular, the IRA measures to control inflation have implications for future drug pricing. Our pharmaceutical and biotech customers rely on predictable pricing to fund research and development efforts. If pricing flexibility is constrained, these companies may limit spending on their pipeline, which may adversely affect the future revenue of our biologics and drug delivery business. It is unknown what form any future changes or any law would take and how or whether it may affect our business in the future.

Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives will be implemented at the federal or state level, or the effect any recently promulgated or future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

If we or our third-party suppliers fail to comply with the FDA’s QMSR or any applicable state equivalent, our manufacturing operations could be interrupted, and our potential product sales and operating results could suffer.

We and some of our third-party suppliers are required to comply with the FDA’s QMSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products and product candidates. We and our suppliers will also be subject to the regulations of foreign jurisdictions regarding the manufacturing process to the extent we market our products in these jurisdictions. The FDA enforces the QMSR through periodic and unannounced inspections of manufacturing facilities. Our facilities were last subject to an ISO 13485 surveillance audit and MDSAP surveillance audit in October 2024. We anticipate that we and certain of our third-party suppliers will be subject to future inspections. The failure by us or one of our third-party suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations, could result in enforcement actions against us, which could impair our ability to produce our products in a cost-effective and timely manner to meet our customers’ demands. If we fail to comply with the FDA’s QMSR or any applicable state equivalent, we would be required to incur the costs and take the actions necessary to bring our operations into compliance, which may have a negative impact on our future sales and our ability to generate a profit.

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

Companies trading in the stock market in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The market price of our common stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•
Failure to successfully develop our products;
•
Changes in laws or regulations applicable to future products;
•
Inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•
Adverse regulatory decisions;
•
Introduction of new products, services or technologies by our competitors;
•
Failure to meet or exceed financial projections we may provide to the public;
•
Inability to obtain additional funding;
•
Failure to meet or exceed the financial projections of the investment community;
•
Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•
Additions or departures of key personnel;
•
Significant lawsuits, including patent or stockholder litigation;
•
Changes in the market valuations of similar companies;
•
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
•
Trading volume of our common stock.

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

We have 90,000,000 shares of common stock authorized, and 27,632,332 shares outstanding as of February 18, 2025. As a result, our Board will be able to issue a substantial number of additional shares of common stock, without seeking stockholder approval. In addition, provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger, acquisition or change of control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions:

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

We have been, and could in the future become, subject to product liability or professional liability claims that could be expensive, divert management’s attention and harm our business.

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

The medical device industry has historically been subject to extensive litigation over product liability and professional liability claims. A product liability or professional liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs, amounts paid in settlement or awards against us. Although we maintain liability insurance that we believe is appropriate, this insurance coverage is subject to deductibles and coverage limitations, and may not be adequate to protect us against any future liability claims. Additionally, we may be unable to maintain our existing liability insurance in the future at satisfactory rates or in adequate amounts. A liability claim, regardless of its merit or eventual outcome, could result in:

•
decreased demand for our products;
•
injury to our reputation;
•
diversion of management’s attention;
•
significant costs of related litigation;
•
payment of substantial monetary settlements or awards by us;
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

Our cybersecurity program includes:

•
Penetration testing of internal information technology systems and review of program maturity based on the National Institute of Standards and Technology (“NIST”) cybersecurity framework;
•
Phishing, social engineering, and cyber hygiene training;
•
Continuous security event monitoring, management, and incident response plans;
•
Continuous enhancements to security capabilities based on evolving threats;
•
Information security policies and procedures;
•
Privacy controls and compliance with applicable legislative and regulatory requirements;
•
Assessment of applicable third-party vendors’ cybersecurity and information security practices; and
•
A cross-functional approach to addressing cybersecurity risk with participation from representatives across the business and functions.

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

ITEM 2. PROPERTIES.

We lease approximately 7,500 square feet of space in Solana Beach, California, which serves as our corporate headquarters and houses certain management and research-and-development personnel. We also lease an approximately 20,000 square-foot industrial building in Carlsbad, California to use as an office and manufacturing facility. We believe that these facilities are sufficient to meet our current purposes, and that additional space can be obtained on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may be subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. See Note 8 to the consolidated financial statements included elsewhere in this Annual Report for further disclosure.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “CLPT.”

Holders

As of February 18, 2025, we had 27,632,332 shares of common stock outstanding and no shares of preferred stock outstanding. As of February 18, 2025, we had approximately 206 stockholders of record. In addition, as of February 18, 2025, options to purchase 1,363,865 shares of common stock and restricted stock units representing 1,636,611 shares of common stock were outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2024, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report and such information is incorporated herein by reference.

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

The first foundational component of our business is a medical device company providing medical devices for neurosurgery applications. Our primary medical device product, the ClearPoint system, is an integrated system comprised of hardware components, disposable components, and intuitive, menu-driven software, which is in commercial use globally. The primary applications for the ClearPoint system are to target and guide the insertion of deep brain stimulation electrodes, biopsy needles, and laser catheters, as well as the infusion of pharmaceuticals into the brain. The ClearPoint system was originally designed for use in an MRI setting. In 2021, we launched the SmartFrame Array Neuro Navigation System and Software, which allows for operating room placement of the ClearPoint system, and in 2024, we launched limited market release of the SmartFrame OR Stereotactic System, which allows for complete procedures to be performed in the operating room. In 2022, we commercialized the ClearPoint Prism Neuro Laser Therapy System as our first therapy product offering. We have exclusive global commercialization rights to the ClearPoint Prism Neuro Laser Therapy System through our Swedish partner, CLS.

The second component of our business is focused on partnerships in the biologics drug and delivery space. Our services include protocol consultation and solutions for preclinical study design and execution. Currently, we have more than 60 biologics and drug delivery customers who are evaluating using our products and services in trials to inject gene and cell therapies directly into the brain. These partnerships involve drug development programs that are at various stages of development ranging from preclinical research to late-stage regulatory trials for multiple distinct disease states. This part of our business potentially represents the largest opportunity for growth; however, our ability to grow in this market is dependent on our ability to maintain and establish new relationships with customers, such customers' continuation of research and development plans, and such customers achieving success in completion of clinical trials and subsequent regulatory approvals of their drugs and biologics.

2024 Developments

•
Activated 25 new global centers for the year, reflecting an increase in demand driven by new product offerings, including the PRISM Laser Therapy System and SmartFrame OR.
•
Completed a follow-on public offering of common stock, resulting in net proceeds of approximately $16.2 million, and entered into an At-the-Market (“ATM”) Equity Offering Sales Agreement (the "ATM Agreement") pursuant to which we may offer and sell, from time to time, shares of our common stock, having aggregate sales proceeds of up to $50 million.
•
Repaid prior to maturity all remaining principal and interest on secured convertible notes issued in 2020, resulting in no outstanding debt at December 31, 2024.
•
Reduced cash used in operating activities to $9.0 million in 2024, a 35% year-over-year decrease.
•
Several of our partners advanced through preclinical and clinical review, with seven pharmaceutical partners receiving expedited US FDA review designations.
•
Received the following regulatory approvals:
o
US FDA 510(k) clearance for SmartFrame OR Stereotactic System to support expansion into the operating room;
o
Taiwan Food and Drug Administration approval of SmartFlow cannula for commercial use in Taiwan; and
o
US FDA De Novo marketing authorization of the SmartFlow Neuro Cannula for intraputaminal administration of eladocagene exuparvovec-tneq for the treatment of adult and pediatric patients with AADC deficiency, representing the first-ever FDA marketing authorization of a device used to deliver gene therapy directly to regions of interest in the brain.

Factors Which May Influence Future Results of Operations

The following is a description of factors which may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.

Macroeconomic Trends

We continue to monitor the impacts of various macroeconomic trends, such as inflationary pressure, changes in monetary policy, decreasing consumer confidence and spending, the introduction of or changes in tariffs or trade barriers, and global or local recession. Such changes in domestic and global macroeconomic conditions may lead to increased costs for our business. Additionally, these macroeconomic trends could adversely affect our customers, which could impact their willingness to spend on our products and services, or their ability to make payments, which could harm our collection of accounts receivable and financial results. The world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. As a result, our ability to access capital markets and other funding sources in the future may not be available on commercially reasonable terms, if at all. The rapid development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments.

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

Generating recurring revenue from the sale of products remains an important part of our business model for our ClearPoint system. Our product revenue was approximately $18.6 million and $10.6 million for the years ended December 31, 2024 and 2023, respectively, and was almost entirely related to our ClearPoint system. Our service revenue was approximately $12.8 million and $13.4 million for the years ended December 31, 2024 and 2023, respectively, of which 92% and 86%, respectively, related to the biologics and drug delivery service line.

Our revenue recognition policies are more fully described in Note 2 to the consolidated financial statements elsewhere in this Annual Report.

Underlying the revenue from sales of products and services to our biologics and drug delivery customers is the number of direct customers and end users of our products and/or services (“Partners”). Our Partners consist of pharmaceutical and biotech companies, academic institutions, or customer-sponsored contract research organizations that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which commercial success is uncertain, pending, in part, on the outcome of those trials. While our revenue from sales of products and services to our biologics and drug delivery customers is indicative of growth, the number of Partner relationships is also of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through our Partners’ use of our products and services in their delivery of therapies. At December 31, 2024, we had more than 60 Partners, as compared to over 50 Partners as of the same date in 2023.

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

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products, cannulas, and enhancements. Such costs include salaries, travel, and benefits for research and development personnel; materials and laboratory supplies in research and development activities; outside consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) develop devices and services for delivery of therapeutics into the central nervous system, (ii) expand products into the OR and therapeutics space, and (iii) expand the application of our technological platforms internationally.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments are discussed below. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Inventory. Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. Items in inventory relate predominantly to our neurosurgical products, drug delivery and biologic products, therapy products and ClearPoint capital equipment. Software license inventory related to ClearPoint systems undergoing on-site customer evaluation is included in inventory in the accompanying consolidated balance sheets. All other software license inventory is classified as a non-current asset. We periodically review our inventory for excess and obsolete items and provide a reserve upon giving consideration to factors such as its physical condition, sales patterns, and expected future demand in order to estimate the amount necessary to write down any slow moving, obsolete, or damaged inventory. These estimates could vary from actual amounts based upon future economic conditions, customer inventory levels, or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

Share-Based Compensation. We account for compensation for all arrangements under which employees and others receive shares of stock or other equity instruments (such as restricted stock and options) based on fair value. The fair value of each award is estimated as of the grant date and amortized as compensation expense over the requisite vesting period. In the case of stock options, the fair value is estimated on the grant dates using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated award terms and risk-free interest rates for the expected terms. To estimate the expected terms, we utilize the simplified method for “plain vanilla” options discussed in the SEC’s Staff Accounting Bulletin 107, or SAB 107. We believe that all factors listed within SAB 107 as prerequisites for utilizing the simplified method apply to us and to our share-based compensation arrangements. We intend to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available. Expected volatility is based on historical volatility of our common stock. We utilize risk-free interest rates based on U.S. treasury instruments, the term of which is consistent with the expected term of the share-based award. We have not paid, and do not anticipate paying, cash dividends on shares of our common stock; therefore, the expected dividend yield is assumed to be zero. We do not believe there is a reasonable likelihood that there will be a material change in estimates or assumptions used to determine share-based compensation expense.

Results of Operations

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

	Year Ended December 31,		Percentage
(Dollars in thousands)	2024	2023	Change
Product revenue	$18,626	$10,603	76%
Service and other revenue	12,764	13,352	(4)%
Total revenue	31,390	23,955	31%
Cost of revenue	12,268	10,341	19%
Gross profit	19,122	13,614	40%
Research and development costs	12,392	11,709	6%
Sales and marketing expenses	14,478	12,595	15%
General and administrative expenses	11,998	11,756	2%
Other income (expense):
Other expense, net	(40)	(29)	NM
Interest income, net	872	386	126%
Net loss	$(18,914)	$(22,089)	(14)%

NM - The percentage change is not meaningful.

Revenue. Total revenue was approximately $31.4 million and $24.0 million for the years ended December 31, 2024 and 2023, respectively.

	Years Ended December 31,		Percentage
(Dollars in thousands)	2024	2023	Change
Biologics and drug delivery
Disposable products	$5,606	$2,154	160%
Services and license fees	11,704	11,448	2%
Subtotal – Biologics and drug delivery revenue	17,310	13,602	27%
Neurosurgery navigation and therapy
Disposable products	10,285	7,589	36%
Services	-	931	(100)%
Subtotal – Neurosurgery navigation and therapy revenue	10,285	8,520	21%
Capital equipment and software
Systems and software products	2,735	860	218%
Services	1,060	973	9%
Subtotal – Capital equipment and software revenue	3,795	1,833	107%
Total revenue	$31,390	$23,955	31%

Biologics and drug delivery revenue, which include sales of disposable products and services related to customer-sponsored preclinical and clinical trials utilizing our products, increased 27% to $17.3 million for the year ended December 31, 2024, from $13.6 million for the same period in 2023. This increase is attributable to a $3.5 million increase in product revenue resulting from higher demand for disposables as multiple partners progress in their trials, and a $0.3 million increase in service and other revenue related to new preclinical trials and service agreements entered into with our partners for the year ended December 31, 2024, compared to the same period in 2023.

Neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 21% to $10.3 million during the year ended December 31, 2024, from $8.5 million for the same period in 2023. Product revenue increased $2.7 million, or 36%, resulting from newly activated accounts, increased case count, and new product offerings, including SmartFrame OR and Prism Laser Therapy, compared to the same period in 2023. This was partially offset by a decrease in service and other revenue of $0.9 million primarily as a result of pausing a co-development program with one of our Brain Computer Interface partners.

Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software and related services, increased 107% to $3.8 million for the year ended December 31, 2024, from $1.8 million for the same period in 2023, due to an increase in the placements of ClearPoint navigation capital equipment and software and Prism laser units.

Cost of Revenue and Gross Profit. Cost of revenue was $12.3 million, resulting in gross profit of $19.1 million and gross margin of 61%, for the year ended December 31, 2024, compared to $10.3 million, resulting in gross profit of $13.6 million and gross margin of 57% for the year ended December 31, 2023. The increase in gross margin was primarily due to lower costs for the year ended December 31, 2024 due to the transition to the new manufacturing facility, occurring in 2023, and higher volumes for the year ended December 31, 2024.

Research and Development Costs. Research and development costs were $12.4 million for the year ended December 31, 2024, compared to $11.7 million for the same period in 2023, an increase of $0.7 million, or 6%. The increase was due primarily to increases in personnel costs, including share-based compensation expense, of $1.2 million due to growth in headcount, partially offset by a decrease of $0.5 million in research costs as a result of reprioritization of certain initiatives.

Sales and Marketing Expenses. Sales and marketing expenses were $14.5 million for the year ended December 31, 2024, compared to $12.6 million for the same period in 2023, an increase of $1.9 million, or 15%. This increase was primarily due to higher personnel costs, including share-based compensation expense, of $1.6 million resulting from increases in headcount in our clinical team, increases in travel expense of $0.4 million, partially offset by $0.1 million in other marketing activities.

General and Administrative Expenses. General and administrative expenses were $12.0 million for the year ended December 31, 2024, compared to $11.8 million for the same period in 2023, an increase of $0.2 million, or 2%. This increase was due primarily to higher personnel costs, including share-based compensation of $1.2 million, an increase in rent and occupancy costs as a result of the new Carlsbad site of $0.5 million, partially offset by a decrease in the allowance for credit losses of $1.5 million mainly as a result of subsequent recoveries.

Interest Income (Expense). Net interest income for the year ended December 31, 2024 was $0.9 million, compared with $0.4 million for the same period in 2023, as a result of increased investment in U.S. Government debt securities stemming from the capital raise in March 2024 as well as lower interest expense due to the early repayment of the First Closing Note.

Liquidity and Capital Resources

We have incurred net losses since our inception, which has resulted in a cumulative deficit at December 31, 2024 of $191.4 million. In addition, our use of cash from operations amounted to $9.0 million for the year ended December 31, 2024. Since inception, we have financed our operations principally from the sale of equity securities and the issuance of notes payable.

In March 2024, we completed a public offering of 2,653,848 shares of our common stock from which the net proceeds totaled approximately $16.2 million after deducting our payment of underwriting discounts and commissions and other offering expenses. In November 2024, we entered into an ATM Agreement pursuant to which we may offer and sell, from time to time, shares of our common stock, having aggregate sales proceeds of up to $50 million, subject to the terms and conditions of the ATM Agreement. As of December 31, 2024, we did not issue any shares of common stock under the ATM Agreement.

In August 2024, we repaid in full the remaining $10 million outstanding under the secured convertible notes issued in 2020 to two investors raising gross proceeds of $25 million, of which $15 million had been previously converted to common stock.

Additional information with respect to the public offerings and 2020 secured convertible notes is in Note 9 and 7, respectively, to the consolidated financial statements included elsewhere in this Annual Report.

As a result of these transactions and our business operations, our cash and cash equivalents totaled $20.1 million at December 31, 2024. In management’s opinion, based on our current forecasts for revenue, expense and cash flows, our existing cash and cash equivalent balances at December 31, 2024, are sufficient to support our operations and meet our obligations for at least the next twelve months.

We may offer and sell additional equity or issue additional notes payable to raise funds for working capital, capital expenditures, or other general corporate purposes. Our primary uses of cash and operating expenses relate to paying employees and consultants, marketing our products, and supporting our research and development of future product offerings. Our short- and long-term liquidity requirements include the following obligations:

•
We have lease arrangements related to our office and manufacturing facilities under non-cancellable operating leases. See Note 8 to the consolidated financial statements included elsewhere in this Annual Report.
•
We typically enter into short-term agreements with vendors and suppliers of goods and services in the normal course of business through purchase orders, which are settled in cash upon our receipt of such goods or services. We may also at times enter into long-term commitments or license and collaboration agreements which require commitments that are noncancellable. The total amount as of December 31, 2024 for unfulfilled purchase orders and long-term purchase commitments is $5.4 million, of which approximately 28% is expected to be paid in 2025.

Cash Flows

Cash activity for the years ended December 31, 2024 and 2023 is summarized as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Cash used in operating activities	$(8,950)	$(13,720)
Cash (used in) provided by investing activities	(275)	8,949
Cash provided by financing activities	6,189	296
Net change in cash and cash equivalents	$(3,036)	$(4,475)

Net Cash Flows from Operating Activities. Net cash flows used in operating activities for the year ended December 31, 2024 were $9.0 million, a decrease of $4.8 million from the year ended December 31, 2023. This decrease was due to a lower net loss of $3.2 million, and a net decrease in operating assets and liabilities of $1.8 million, partially offset by a net decrease in non-cash items of $0.2 million. The change in operating assets and liabilities is primarily due to higher accounts payable and accrued liabilities, partially offset by lower deferred revenue. The change in the non-cash items results primarily from recoveries in the allowance for credit losses, partially offset by higher share-based compensation expense.

Net Cash Flows from Investing Activities. Net cash flows provided by investing activities in 2024 were $0.3 million and related to equipment acquisitions.

Net cash flows provided by investing activities in 2023 were $8.9 million and consisted of proceeds from the maturities of short-term investments, partially offset by equipment acquisitions related to our new manufacturing site in Carlsbad, California, and acquisition of licensing rights.

Net Cash Flows from Financing Activities. Net cash provided by financing activities in 2024 consisted of proceeds, net of offering costs, of $16.2 million received from the public offering of our common stock and $0.4 million in proceeds from the issuance of common stock under the employee stock purchase plan. This is partially offset by the repayment of the remaining $10 million outstanding under the secured convertible notes issued in 2020 and payments of $0.4 million for taxes related to shares withheld in connection with vesting of restricted stock awards.

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

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to successfully commercialize our products and pursue additional applications for our technology platforms. Our future capital requirements will depend on many factors, including, but not limited to, the following:

•
the ultimate duration and impact of macroeconomic trends, including inflationary pressures, changes in monetary policy, decreasing consumer confidence and spending, the introduction of or changes in tariffs or trade barriers, global or local recession, and geopolitical instability;
•
the timing of broader market acceptance and adoption of our products;
•
the scope, rate of progress and cost of our ongoing product development activities relating to our products;
•
the ability of our Partners to achieve commercial success, including their use of our products and services in their preclinical studies, clinical trials and delivery of therapies;
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of Independent Registered Public Accounting Firm and Financial Statements are set forth on pages F-1 to F-22 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under their supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding management’s assessment of internal control over financial reporting pursuant to rules of the SEC that do not require a non-accelerated filer to provide an auditor attestation of management's assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable. Without limiting the generality of the foregoing, during the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements, as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A under the Exchange Act, in connection with our 2025 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A under the Exchange Act in connection with our 2025 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A under the Exchange Act in connection with our 2025 annual meeting of stockholders.

Equity Compensation Plan Information

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options and restricted stock units		Weighted- Average Exercise Price of Outstanding Options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders (3)	2,749,616	(4)	$7.50	1,369,811	(5)
Equity compensation plans not approved by stockholders (6)(7)(8)(9)	438,750		$4.31	—
Total	3,188,366		$6.48	1,369,811

(1)
The information presented in this table is as of December 31, 2024.
(2)
The weighted-average exercise price calculation includes only stock options as restricted stock does not have an exercise price.
(3)
Includes the Fifth Amended and Restated 2013 Incentive Compensation Plan and the 2021 Employee Stock Purchase Plan.

(4)
Includes 937,646 outstanding stock options and 1,811,970 unvested restricted shares outstanding.
(5)
Includes 1,230,813 shares of common stock available for issuance under the Fifth Amended and Restated 2013 Incentive Compensation Plan and 138,998 shares of common stock available for issuance under the 2021 Employee Stock Purchase Plan.
(6)
In December 2013, we adopted our 2013 Non-Employee Director Equity Incentive Plan. The plan provides for the issuance of awards with respect to an aggregate of 14,250 shares of our common stock. As of December 31, 2024, awards with respect to 2,500 shares of our common stock were outstanding under the 2013 Non-Employee Director Equity Incentive Plan.
(7)
In March 2015, we entered into a written compensatory contract with Harold A. Hurwitz, our then-Chief Financial Officer, pursuant to which we awarded Mr. Hurwitz non-qualified stock options to purchase 11,250 shares of our common stock.
(8)
In November 2017, we entered into a written compensatory contract with Joseph M. Burnett, our Chief Executive Officer, pursuant to which we awarded Mr. Burnett a non-qualified stock option to purchase 350,000 shares of our common stock.
(9)
In September 2020, we entered into a written compensatory contract with Danilo D’Alessandro, our Chief Financial Officer, pursuant to which we awarded Mr. D’Alessandro a non-qualified stock option to purchase 75,000 shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A under the Exchange Act in connection with our 2025 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2024 pursuant to Regulation 14A under the Exchange Act in connection with our 2025 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following documents are filed as part of this Annual Report:

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2012	10-Q	000-54575	3.1	May 11, 2012

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 8, 2015	8-K	000-54575	3.1	June 8, 2015

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc., incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed on August 2, 2016	S-1	333-211647	3.3	August 2, 2016

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ClearPoint Neuro, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 12, 2020	8-K	001-34822	3.1	February 12, 2020

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ClearPoint Neuro, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2023	8-K	001-34822	3.1	May 25, 2023

3.6	Fourth Amended and Restated Bylaws of ClearPoint Neuro, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2022	8-K	001-34822	3.1	December 14, 2022

4.1	Reference is made to Exhibits 3.1 through 3.6

4.2	Specimen of Common Stock Certificate of ClearPoint Neuro, Inc., incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 12, 2020	8-K	001-34822	4.1	February 12, 2020

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date
4.3	Form of Senior Secured Convertible Note (First Closing), incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 13, 2020	8-K	001-34822	4.1	January 13, 2020

4.4	Description of Securities, incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed on March 12, 2024	10-K	001-34822	4.4	March 12, 2024

10.1+	Fifth Amended and Restated 2013 Incentive Compensation Plan, incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed on April 5, 2024	DEF14A		Appendix A	April 5, 2024

10.2+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013	10-Q	000-54575	10.53	August 14, 2013

10.3+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013	10-Q	000-54575	10.54	August 14, 2013

10.4+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013	10-Q	000-54575	10.55	August 14, 2013

10.5+	MRI Interventions, Inc. 2013 Non-Employee Director Equity Incentive Plan Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on March 28, 2014	10-K	000-54575	10.41	March 28, 2014

10.6+	MRI Interventions, Inc. 2013 Incentive Compensation Plan Form of Restricted Share Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2019	10-Q	001-34822	10.2	August 12, 2019

10.7+	ClearPoint Neuro, Inc. 2013 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement, incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on March 1, 2023	10-K	001-34822	10.38	March 1, 2023

10.8+	Non-Qualified Stock Option Agreement, effective as of October 6, 2014, granted by MRI Interventions, Inc. to Francis P. Grillo, incorporated by reference to Exhibit 10.63 to the Company's Registration Statement on Form S-1 filed on January 13, 2015	S-1	333-201471	10.63	January 13, 2015

10.9+	Non-Qualified Stock Option Agreement, effective as of March 30, 2015 granted by MRI Interventions, Inc. to Harold A. Hurwitz, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2015	10-Q	000-54575	10.1	August 10, 2015

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date
10.10+	Non-Qualified Stock Option Agreement, effective as of December 1, 2014, granted by MRI Interventions, Inc. to Wendelin C. Maners, incorporated by reference to Exhibit 10.65 to the Company's Registration Statement on Form S-1 filed on January 13, 2015	S-1	333-201471	10.65	January 13, 2015

10.11+	ClearPoint Neuro, Inc. Non-Employee Director Compensation Plan, as amended and restated by the Board of Directors on May 22, 2023, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2023	8-K	001-34822	10.1	May 22, 2023

10.12+	Second Amended and Restated Key Personnel Incentive Program, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013	10-Q	000-54575	10.3	August 14, 2013

10.13+	Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley, incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013	10-Q	000-54575	10.32	August 14, 2013

10.14+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Paul A. Bottomley, incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013	10-Q	000-54575	10.31	August 14, 2013

10.15+	Second Amended and Restated Key Personnel Incentive Award Agreement, dated June 13, 2013, by and between MRI Interventions, Inc. and Parag V. Karmarkar, incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013	10-Q	000-54575	10.33	August 14, 2013

10.16+	2021 Employee Stock Purchase Plan, incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed on April 20, 2021	DEF14A	001-34822	Appendix A	April 20, 2021

10.17+	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 28, 2021	8-K	001-34822	10.2	June 28, 2021

10.18+	Employment Agreement, dated as of October 6, 2017, by and between MRI Interventions, Inc. and Joseph Michael Burnett, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 10, 2017	8-K	001-34822	10.2	October 10, 2017

10.19+	Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Joseph M. Burnett, amending the Employment Agreement dated October 6, 2017, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 3, 2023	8-K	001-34822	10.1	March 3, 2023

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date
10.20+	Employment Agreement, dated as of September 14, 2020, by and between the Company and Danilo D’Alessandro, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 14, 2020	8-K	001-34822	10.2	September 14, 2020

10.21	Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Danilo D’Alessandro, amending the Employment Agreement dated September 14, 2020, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 3, 2023	8-K	001-34822	10.2	March 3, 2023

10.22+	Employment Agreement, dated September 20, 2022, by and between the Company and Mazin Sabra, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 20, 2022	8-K	001-34822	10.1	September 20, 2022

10.23+	Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Mazin Sabra, amending the Employment Agreement dated September 20, 2022, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 3, 2023	8-K	001-34822	10.3	March 3, 2023

10.24+	Employment Agreement, dated May 31, 2022, by and between the Company and Jeremy Stigall, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2023	10-Q	001-34822	10.4	May 11, 2023

10.25+	Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Jeremy Stigall, amending the Employment Agreement dated May 31, 2022, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2023	10-Q	001-34822	10.5	May 11, 2023

10.26†	Development Agreement between MRI Interventions, Inc. and Siemens Medical Solutions USA, Inc., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10/Q, as amended, filed on August 29, 2014	10-Q/A	000-54575	10.1	August 29, 2014

10.27†	Master Services and Licensing Agreement dated as of July 20, 2007 by and between SurgiVision, Inc. and Cedara Software Corp., as amended by that certain First Amendment dated January 18, 2011, incorporated by reference to Exhibit 10.20 to the Company's Form 10 filed on March 15, 2012	10	000-54575	10.20	March 15, 2012

10.28†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26, 2012	8-K	000-54575	10.1	June 26, 2012

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date
10.29†	Third Amendment to the Master Services and Licensing Agreement, dated as of July 28, 2013, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc., incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013	10-Q	000-54575	10.56	August 14, 2013

10.30	Securities Purchase Agreement, dated January 11, 2020, by and among MRI Interventions, Inc., each investor identified on the signature pages thereto, and Petrichor Opportunities Fund I LP, as collateral agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 13, 2020	8-K	001-34822	10.1	January 13, 2020

10.31	First Omnibus Amendment to Securities Purchase Agreement and Senior Secured Promissory Notes, dated January 29, 2020, by and among MRI Interventions, Inc., PTC Therapeutics, Inc., and Petrichor Opportunities Fund I LP, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 29, 2020	8-K	001-34822	10.2	January 29, 2020

10.32	Second Omnibus Amendment to the Securities Purchase Agreement and Senior Secured Convertible Notes, dated December 29, 2020, by and among ClearPoint Neuro, Inc., each investor identified on the signature pages thereto, and Petrichor Opportunities Fund I LP, as collateral agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 29, 2020	8-K	001-34822	10.1	December 29, 2020

10.33+	Third Omnibus Amendment to the Securities Purchase Agreement and Senior Secured Convertible Notes, dated July 31, 2023, by and among ClearPoint Neuro, Inc., PTC Therapeutics, Inc., and Petrichor Opportunities Fund I LP, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 1, 2023	8-K	001-34822	10.1	August 1, 2023

10.34	Security Agreement, dated January 29, 2020, by and between MRI Interventions, Inc. and Petrichor Opportunities Fund I LP, in its capacity as collateral agent, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 29, 2020	8-K	001-34822	10.3	January 29, 2020

10.35	Standard Industrial/Commercial Single-Tenant Lease - Net, dated November 4, 2022 between ClearPoint Neuro, Inc. and the Hedda Marosi Living Trust and the Stella Feder Trust, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 4, 2022	8-K	001-34822	10.1	November 4, 2022

10.36	At-The-Market Equity Offering Sales Agreement, dated November 7, 2024, by and between the Company and Stifel, Nicolaus & Company, Incorporated, incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on November 7, 2024	8-K	001-34822	1.1	November 7, 2024

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date
19	Insider Trading Compliance Policy, adopted on July 17, 2023, incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 12, 2024	10-K	001-34822	10.1	March 12, 2024

21*	Subsidiaries of ClearPoint Neuro, Inc.

23.1*	Consent of Cherry Bekaert LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32++

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code

97	ClearPoint Neuro, Inc. Compensation Recoupment Policy, adopted on October 3, 2023, incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed on March 12, 2024	10-K	001-34822	97	March 12, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CLEARPOINT NEURO, INC.

Date: February 26, 2025	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Burnett	President, Chief Executive Officer, and Director	February 26, 2025
Joseph M. Burnett	(Principal Executive Officer)

/s/ Danilo D’Alessandro	Chief Financial Officer	February 26, 2025
Danilo D’Alessandro	(Principal Financial Officer and Principal Accounting Officer)

/s/ R. John Fletcher	Chairman and Director	February 26, 2025
R. John Fletcher

/s/ Lynnette C. Fallon	Director	February 26, 2025
Lynnette C. Fallon

/s/ Pascal E.R. Girin	Director	February 26, 2025
Pascal E.R. Girin

/s/ B. Kristine Johnson	Director	February 26, 2025
B. Kristine Johnson

/s/ Matthew B. Klein	Director	February 26, 2025
Matthew B. Klein

/s/ Linda M. Liau	Director	February 26, 2025
Linda M. Liau

/s/ Timothy T. Richards	Director	February 26, 2025
Timothy T. Richards

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of ClearPoint Neuro, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ClearPoint Neuro, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

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

Critical Audit Matter Description

The Company recognized $12,764,000 in service and other revenue for the year ended December 31, 2024. Service and other revenue is derived from (1) neurosurgery, navigation and therapy services, (2) biologics and drug delivery services, and (3) capital equipment-related services. As disclosed in Note 2 to the consolidated financial statements, the Company recognizes revenue when control of the Company’s services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those services in a process that involves identifying the contract with the customer, determining the performance obligation in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied.

Due to the nature of the Company’s customer agreements, management exercises judgment in the following areas in determining appropriate revenue recognition:

•
Determination of which services are considered distinct performance obligations that should be accounted for separately or combined;
•
Determination of stand-alone selling prices for each performance obligation;

•
Estimation of contract price and allocation of the transaction price to the performance obligations;
•
The pattern and timing of delivery for each distinct performance obligation; and
•
The identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

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
•
Analyzed the significant assumptions and estimates made by management as discussed above; and
•
Assessed the recorded revenue by selecting a sample of transactions, analyzing the related contract, testing management’s identification of distinct performance obligations, and comparing the amounts recognized for consistency with underlying documentation.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2008.

Tampa, Florida

February 26, 2025

CLEARPOINT NEURO, INC.

Consolidated Balance Sheets

(Dollars in thousands, except for share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$20,104	$23,140
Accounts receivable, net	4,713	3,211
Inventory, net	6,863	7,911
Prepaid expenses and other current assets	1,683	1,910
Total current assets	33,363	36,172
Property and equipment, net	2,005	1,389
Operating lease rights of use	3,086	3,564
Software license inventory	103	386
Licensing rights	484	1,041
Other assets	148	109
Total assets	$39,189	$42,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,340	$393
Accrued compensation	4,885	2,947
Other accrued liabilities	1,450	1,053
Operating lease liabilities, current portion	557	424
Deferred product and service revenue, current portion	2,121	2,613
Total current liabilities	10,353	7,430

Operating lease liabilities, net of current portion	3,011	3,568
Deferred product and service revenue, net of current portion	436	541
2020 senior secured convertible note payable, net	—	9,949
Total liabilities	13,800	21,488
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized at December 31, 2024 and 2023; none issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized at December 31, 2024 and 2023; 27,617,415 and 24,652,729 shares issued and outstanding at December 31, 2024 and 2023, respectively	276	247
Additional paid-in capital	216,483	193,382
Accumulated deficit	(191,370)	(172,456)
Total stockholders’ equity	25,389	21,173
Total liabilities and stockholders’ equity	$39,189	$42,661

See notes to Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Consolidated Statements of Operations

(Dollars in thousands, except for share and per share data)

	Years Ended December 31,
	2024	2023
Revenue:
Product revenue	$18,626	$10,603
Service and other revenue	12,764	13,352
Total revenue	31,390	23,955
Cost of revenue	12,268	10,341
Gross profit	19,122	13,614
Research and development costs	12,392	11,709
Sales and marketing expenses	14,478	12,595
General and administrative expenses	11,998	11,756
Operating loss	(19,746)	(22,446)
Other income (expense):
Other expense, net	(40)	(29)
Interest income, net	872	386
Net loss	$(18,914)	$(22,089)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.70)	$(0.90)
Weighted average shares outstanding:
Basic and diluted	27,027,692	24,605,212

See Notes to Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2024 and 2023

(Dollars in thousands)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances, January 1, 2023	24,578,983	$246	$187,008	$(150,367)	$36,887
Issuances of common stock:
Share-based compensation	9,538	—	6,079	—	6,079
Option exercises (cashless)	14,312	—	—	—	—
Issuance of common stock under employee stock purchase plan	84,430	1	505	—	506
Payments for taxes related to net share settlement of equity awards	(34,534)	—	(210)	—	(210)
Net loss for the year	—	—	—	(22,089)	(22,089)
Balances, December 31, 2023	24,652,729	$247	$193,382	$(172,456)	$21,173
Issuances of common stock:
Public offering of common stock, net of offering costs	2,653,848	26	16,157	—	16,183
Share-based compensation	260,552	2	6,905	—	6,907
Option exercises (cash and cashless)	12,258	—	21	—	21
Issuance of common stock under employee stock purchase plan	97,093	1	442	—	443
Payments for taxes related to net share settlement of equity awards	(59,065)	—	(424)	—	(424)
Net loss for the year	—	—	—	(18,914)	(18,914)
Balances, December 31, 2024	27,617,415	$276	$216,483	$(191,370)	$25,389

See Notes to Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,914)	$(22,089)
Adjustments to reconcile net loss to net cash flows from operating activities:
Allowance for credit losses (recoveries)	(296)	1,258
Depreciation and amortization	980	626
Share-based compensation	6,907	6,079
Amortization of debt issuance costs and original issue discounts	51	57
Amortization of lease right of use assets, net of accretion in lease liabilities	923	831
Accretion of discounts on short-term investments	—	(126)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,206)	(1,804)
Inventory, net	743	1,246
Prepaid expenses and other current assets	262	(113)
Other assets	(39)	22
Accounts payable and accrued expenses	3,105	(649)
Lease liabilities	(869)	(755)
Deferred revenue	(597)	1,697
Net cash flows from operating activities	(8,950)	(13,720)
Cash flows from investing activities:
Purchases of property and equipment	(275)	(717)
Acquisition of licensing rights	—	(334)
Proceeds from maturities of short-term investments	—	10,000
Net cash flows from investing activities	(275)	8,949
Cash flows from financing activities:
Proceeds from public offering of common stock, net of offering costs	16,149	—
Repayment of 2020 senior secured convertible note	(10,000)	—
Proceeds from stock option exercises	21	—
Proceeds from issuance of common stock under employee stock purchase plan	443	506
Payments for taxes related to net share settlement of equity awards	(424)	(210)
Net cash flows from financing activities	6,189	296
Net change in cash and cash equivalents	(3,036)	(4,475)
Cash and cash equivalents, beginning of year	23,140	27,615
Cash and cash equivalents, end of year	$20,104	$23,140
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$62	$—
Interest	$480	$743

CLEARPOINT NEURO, INC.

Consolidated Statements of Cash Flows

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

•
The Company had $0.2 million in capital expenditures accrued but not yet paid in December 31, 2024.
•
During each of the years ended December 31, 2024 and 2023, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $0.4 million and $0.1 million, respectively, between loaned systems, which are included in property and equipment in the accompanying consolidated balance sheets, and inventory.
•
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

CLEARPOINT NEURO, INC.

Notes to Consolidated Financial Statements

1.
Description of the Business and Financial Condition

ClearPoint Neuro, Inc. (the “Company”) is a commercial-stage medical device company focused on the development and commercialization of innovative platforms for performing minimally invasive surgical procedures in the brain. From the Company’s inception in 1998, the Company deployed significant resources to fund its efforts to develop the foundational capabilities for enabling MRI-guided interventions, building an intellectual property portfolio, and identifying and building out commercial applications for the technologies it develops. In 2021, the Company’s efforts expanded beyond the MRI suite to encompass development and commercialization of new neurosurgical device products for the operating room setting, as well as consulting services for pharmaceutical and biotech companies, academic institutions, and contract research organizations. The Company was incorporated in the state of Delaware in March 1998, and has headquarters located in Solana Beach, California, and a manufacturing facility in Carlsbad, California. The Company established ClearPoint Neuro (Canada) Inc., a wholly owned subsidiary incorporated in Canada, in August 2013, primarily for the purpose of performing software development, and established ClearPoint Neuro U.K. Ltd, a wholly owned subsidiary incorporated in the United Kingdom, in October 2020, ClearPoint Neuro Germany GmbH., a wholly owned subsidiary incorporated in Germany, in May 2023, and ClearPoint Neuro Italy, S.r.l., a wholly owned subsidiary incorporated in Italy, in August 2023, primarily for the purpose of employing the Company’s clinical services representatives serving the Company’s customers in the United Kingdom and the EU. The activities of all subsidiaries are reflected in these consolidated financial statements.

The Company’s initial product offering, the ClearPoint system, is an integrated system comprised of capital equipment and disposable products, designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. The ClearPoint Array Neuro Navigation System and its principal disposable component, introduced in 2021, is designed to be deployed in an operating room setting while also being usable in an MRI suite. Both systems provide guidance for the placement and operation of instruments or devices during the planning and operation of neurosurgical procedures. The Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2010 to market the ClearPoint system in the United States for general neurosurgical interventional procedures; in February 2011, the Company also obtained CE marking for its ClearPoint system. In 2011 and 2018, the Company received 510(k) clearance and CE marking, respectively, for its SmartFlow cannula which is being used, or is under evaluation, along with the Company's services, by more than 60 pharmaceutical and biotech companies, academic institutions, or contract research organizations having a focus on biologics and drug delivery. The Company provides consulting services to pharmaceutical and other medical technology customers for improving outcome predictability and optimizing preclinical and clinical workflows. The Company's expertise is concentrated in benchtop testing, preclinical studies, clinical trial support, regulatory consultation, and over-arching translation from the preclinical to the clinical setting to enhance accuracy and precision of drug delivery. In September 2022, the ClearPoint Prism Neuro Laser Therapy System, for which the Company has exclusive global commercialization rights, received 510(k) clearance through the Company’s Swedish partner CLS. The Prism laser represents the Company's first therapy product offering.

Macroeconomic Trends

The Company continues to monitor the impacts of various macroeconomic trends, such as inflationary pressure, changes in monetary policy, decreasing consumer confidence and spending, the introduction of or changes in tariffs or trade barriers, and global or local recession. Such changes in domestic and global macroeconomic conditions may lead to increased costs for the Company's business. Additionally, these macroeconomic trends could adversely affect the Company's customers, which could impact their willingness to spend on the Company's products and services, or their ability to make payments, which could harm the Company's collection of accounts receivable and financial results. The world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. As a result, the Company's ability to access capital markets and other funding sources in the future may not be available on commercially reasonable terms, if at all. The rapid development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on the Company's business, financial condition, results of operation and cash flows, which will depend largely on future developments.

Liquidity

The Company has incurred net losses since its inception which has resulted in a cumulative deficit at December 31, 2024 of $191.4 million. In addition, the Company’s use of cash from operations amounted to $9.0 million for the year ended December 31, 2024. Since inception, the Company has financed its operations principally from the sale of equity securities and the issuance of notes payable.

In March 2024, the Company completed a follow-on public offering of 2,653,848 shares of its common stock from which the net proceeds totaled approximately $16.2 million after deducting payment of underwriting discounts and commissions and other offering expenses. In November 2024, the Company entered into an At-the-Market Equity Offering Sales Agreement with an investment banking firm (the “ATM Agreement”) pursuant to which it may offer and sell, from time to time, shares of its common stock, having aggregate sales proceeds of up to $50 million, subject to the terms and conditions of the ATM Agreement. As of December 31, 2024, the Company had not issued any shares of common stock under the ATM Agreement. Additional information with respect to these offerings is found in Note 9.

In August 2024, the Company repaid in full the remaining $10 million outstanding under the Securities Purchase Agreement (“SPA”) entered into in 2020, pursuant to which it issued secured convertible notes to two investors raising gross proceeds of $25 million, of which $15 million had been previously converted to common stock. Additional information with respect to these notes is found in Note 7.

As required by accounting principles generally accepted in the United States (“GAAP”), the Company has evaluated its ability to continue as a going concern and has determined that based on current forecasts, existing cash and cash equivalent balances at December 31, 2024 are sufficient to support the Company’s operations and meet its obligations for at least the next twelve months.

2.
Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less from the date of purchase. As of December 31, 2024, cash equivalents consisted predominantly of U.S. Government debt securities.

Inventory

Inventory is carried at the lower of cost or net realizable value. The costs of inventory are determined using the standard cost method, which approximates actual cost based on a first-in, first-out method. Items in inventory relate primarily to the Company’s ClearPoint system and related disposables. Software license inventory related to ClearPoint systems undergoing on-site customer evaluation is included in inventory in the accompanying consolidated balance sheets. All other software license inventory is classified as a non-current asset. The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potential obsolete items.

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

Revenue Recognition

The Company’s revenue is comprised primarily of: (1) product revenue resulting from the sale of neurosurgery, navigation, therapy, biologics and drug delivery disposable products, and the sale of ClearPoint capital equipment and software; and (2) service revenue resulting from development services and consultation revenue in connection with customer-sponsored preclinical and clinical trials, as well as revenue resulting from the service, installation, training, and shipping related to ClearPoint capital equipment and software. The Company recognizes revenue when (i) control of the Company’s products is transferred to its customers or (ii) services are provided to customers, each in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services, in a process that involves identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when or as the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. When a contract calls for the satisfaction of multiple performance obligations for a single contract price, the Company typically allocates the contract price among the performance obligations based on the relative stand-alone selling prices for each such performance obligation customarily charged by the Company. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.

Lines of Business; Timing of Revenue Recognition

Product Revenue:

•
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
•
Capital equipment and software sales:
◦
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

◦
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

Service Revenue:

•
Neurosurgery navigation and therapy services: The Company recognizes revenue for such services over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation.
•
Biologics and drug delivery services and other revenue:
◦
Consultation and Development Services: The Company recognizes consultation and development service revenue over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The Company may use output methods, such as time elapsed, or input methods, such as labor hours expended or costs incurred, to measure progress depending on which better depicts the transfer of control to the customer.
◦
License fees: The Company grants licenses to customers to develop and commercialize its SmartFlow cannula devices with the customers' proprietary biologics as a combination device. License fees represent the use of functional intellectual property as it exists at the point in time at which the license is granted and does not require any significant development or customization. Accordingly, the Company recognizes license revenue at the point in time in which the license becomes effective and the intellectual property is made available to the customer.
◦
Milestone fees: Event-based payments which are subject to the customer's achievement of specified development or regulatory milestones are included in the transaction price if, in the Company's judgment, it is probable that these milestones will be achieved and a significant future reversal of cumulative revenue under the contract will not occur. The Company re-evaluates the probability of achievement of such milestone at the end of each reporting period and adjusts the transaction price as necessary.
•
Capital equipment-related services:
◦
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

◦
Installation, training, and shipping: Consistent with the Company's recognition of revenue for capital equipment and software sales as described above, fees for installation, training, and shipping in connection with sales of capital equipment and software that have been preceded by customer evaluation periods are recognized as revenue at the point in time the Company is in receipt of an executed purchase order for the equipment and software. Installation, training, and shipping fees related to capital equipment and software sales not having been preceded by an evaluation period are recognized as revenue concurrent with the recognition of revenue of the related capital equipment.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Such assets and liabilities are measured using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

Net Loss Per Share

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding common stock options and unvested RSUs as described in Note 9, would be anti-dilutive, due to the reporting of a net loss for each of the periods in the accompanying consolidated statements of operations. For the years ended December 31, 2024 and 2023, approximately 3 million and 4 million shares, respectively, of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

Share-Based Compensation

The Company accounts for compensation for all arrangements under which employees, directors and others receive shares of stock or other equity instruments (such as restricted stock units and options) based on fair value. The fair value of each award is estimated as of the grant date and amortized as compensation expense over the requisite vesting period. Forfeitures are recognized as they occur. In the case of stock options, the fair value is estimated on the grant dates using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated award terms and risk-free interest rates for the expected terms. To estimate the expected terms, the Company utilizes the simplified method for “plain vanilla” options discussed in the Staff Accounting Bulletin 107 (“SAB 107”) issued by the SEC. The Company believes that all factors listed within SAB 107 as pre-requisites for utilizing the simplified method apply to the Company and its share-based compensation arrangements. The Company intends to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available. Expected volatility is based on historical volatility of the Company's common stock. The Company utilizes risk-free interest rates based on U.S. treasury instruments, the terms of which are consistent with the expected terms of the equity awards. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company did not grant any stock options in 2024.

Fair Value Determination of Share-Based Transactions

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “CLPT.” Quoted closing stock prices are used as a key input in determining the fair value for share-based transactions.

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds substantially all its cash and cash equivalents on deposit with financial institutions in the U.S. that are insured by the Federal Deposit Insurance Corporation or in U.S. government debt securities. At December 31, 2024, the Company had approximately $1.2 million in bank balances that were in excess of the insured limits.

At December 31, 2024, there were two customers whose accounts receivable balances aggregated to 24% of accounts receivable at that date. At December 31, 2023, there were four customers whose accounts receivable balances aggregated to 80% of accounts receivable at that date.

One pharmaceutical customer, a related party that is a stockholder, former noteholder, and whose chief executive officer is a representative on the Company's Board of Directors, for whom the Company provides hardware, software, clinical services, and market development services in support of the customer's clinical trials, and from whom the Company earns a quarterly fee, accounted for 9% of total revenue for the year ended December 31, 2024, and of 12% total revenue for the year ended December 31, 2023. There were no outstanding receivables from this customer at December 31, 2024 or December 31, 2023.

Prior to granting credit, the Company generally performs credit evaluations of its customers’ financial condition. In general, the Company does not require collateral from customers with an extension of credit. The accounts receivable balance is reduced by an allowance for credit losses from the potential inability of the Company's customers to make required payments. The allowance for credit losses at December 31, 2024 and 2023 was $1.1 million and $1.4 million, respectively. The Company evaluates the historic loss experience on the accounts receivable balance and also considers separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. The estimate is a result of the Company's ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations.

The Company is subject to risks common to emerging companies in the medical device industry, including, but not limited to: new technological innovations; acceptance and competitiveness of its products; dependence on key personnel; dependence on key suppliers; its ability to maintain its third-party collaboration, license and joint development partners; changes in general economic conditions and interest rates; its ability to obtain additional funding to support its business; regulatory uncertainty; protection of proprietary technology; compliance with changing government regulations; uncertainty of widespread market acceptance of products; access to credit for capital purchases by customers; and product liability claims. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results.

Recent Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The Company adopted the ASU on its annual reporting for the year ended December 31, 2024. See Note 10 in the accompanying notes to the consolidated financial statements for further detail.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which replaces the previous incurred loss impairment methodology for most financial assets with the current expected credit loss, or CECL, methodology. The new guidance requires entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company adopted the new standard effective January 1, 2023, which did not have a material impact to the consolidated financial statements.

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The provisions of the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2025 annual period and in 2026 for interim periods with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its related disclosures.

3.
Revenue Recognition

Revenue by Service Line

	Years Ended December 31,
(in thousands)	2024	2023
Biologics and drug delivery
Disposable products	$5,606	$2,154
Services and license fees	11,704	11,448
Subtotal – Biologics and drug delivery revenue	17,310	13,602
Neurosurgery navigation and therapy
Disposable products	10,285	7,589
Services	—	931
Subtotal – Neurosurgery navigation and therapy revenue	10,285	8,520
Capital equipment and software
Systems and software products	2,735	860
Services	1,060	973
Subtotal – Capital equipment and software revenue	3,795	1,833
Total revenue	$31,390	$23,955

Contract Balances

•
Contract assets – The timing of revenue recognition may differ from the time of billing to the Company's customers. In most cases, customers are billed upon shipment of such products or delivery of such services and the related contract assets, which represent an unconditional right to consideration and comprise the accounts receivable balance. When revenue is recognized in advance of its right to bill and receive consideration, the Company records this unbilled receivable as a contract asset, which is classified as other current assets in the accompanying consolidated balance sheets. Additionally, at December 31, 2022, the Company recorded as a contract asset up-front costs for direct materials incurred to fulfill a customer contract. Such costs were recognized as expense in 2023.

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Accounts receivable, net	$4,713	$3,211	$2,665
Other contract assets
Unbilled receivables	$642	$733	$43
Deferred contract costs	$—	$—	$327

•
Contract liabilities – Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue as the related goods or services have not been transferred. The Company's contract liabilities are generally comprised of the following (1) capital equipment and software-related service fees that are typically billed and collected at the inception of the service agreements, which have terms ranging from one to three years; (2) annual fees for agreements with customers that bundle the capital equipment and software-related service fees with software and hardware upgrades that are made commercially available over the term of the contract; and (3) up-front payments from customers made in connection with consulting services. The unearned portion of all such fees is classified as deferred revenue. At December 31, 2022, the Company also had a $0.5 million refund liability resulting from an up-front customer payment which was potentially refundable if the parties did not enter into the ensuing agreement. In 2023, the uncertainties underlying this amount were resolved and the amount was recognized as revenue.

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Deferred revenues	$2,557	$3,154	$1,457
Refund liability	$—	$—	$500

During the years ended December 31, 2024 and 2023, the Company recognized capital equipment and software-related service revenue of approximately $2.3 million and $1.1 million, respectively, which was previously included in deferred revenue in the accompanying consolidated balance sheets at December 31, 2023 and 2022, respectively.

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue that will be recognized as revenue in future periods. The majority of the remaining performance obligations relate to capital equipment and software-related service agreements and the upfront payments discussed under the heading “Contract Balances” above, which amounted to approximately $2.5 million at December 31, 2024. The Company expects to recognize approximately 83% of this revenue over the next twelve months and the remainder thereafter.

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

The fair value of cash and cash equivalents of $20.1 million and $23.1 million as of December 31, 2024, and December 31, 2023, respectively, is derived using Level 1 inputs. The cash equivalents are comprised of short-term bank deposits, money market funds, and U.S. Government debt securities with original maturities of three months or less, for which the Company believes that the carrying value is a reasonable estimate of fair value.

5.
Inventory

Inventory consists of the following as of December 31:

(in thousands)	2024	2023
Raw materials and work in process	$5,503	$6,466
Software licenses	265	211
Finished goods	1,095	1,234
Inventory included in current assets	6,863	7,911
Software licenses – non-current	103	386
	$6,966	$8,297

Inventory balances are presented net of an excess and obsolete reserve totaling $2.3 million and $2.0 million at December 31, 2024 and 2023, respectively.

6.
Property and Equipment

Property and equipment consist of the following as of December 31:

(in thousands)	2024	2023
Equipment	$1,558	$1,108
Leasehold improvements	485	485
Loaned systems	1,305	741
	3,348	2,334
Less accumulated depreciation and amortization	(1,343)	(945)
Total property and equipment, net	$2,005	$1,389

Depreciation and amortization expense related to property and equipment for each of the years ended December 31, 2024 and 2023 was $0.2 million. Loaned systems are ClearPoint systems that are in operation at customer sites on an evaluation basis.

7.
Notes Payable

In January 2020, the Company completed a financing transaction with two investors (the “2020 Convertible Noteholders”), whereby the Company issued an aggregate principal amount of $17.5 million of secured convertible notes (the “First Closing Notes”) pursuant to the SPA, which, unless earlier converted or redeemed, were to mature on January 29, 2025, and bore interest at a rate equal to the sum of (i) the greater of (a) the three (3)-month Secured Overnight Financing Rate (“SOFR”) and (b) two percent (2%), plus (ii) a margin of 2% on the outstanding balance of the First Closing Notes, payable quarterly on the first business day of each calendar quarter. The First Closing Notes were convertible at a price of $6.00 per share, subject to certain adjustments set forth in the SPA and the note agreement and could not be prepaid without the consent of the noteholder. In May 2021, one of the 2020 Convertible Noteholders (the “Converting Noteholder”) converted the entire $7.5 million principal amount of such Converting Noteholder’s First Closing Note, and related accrued interest of approximately $0.04 million, into 1,256,143 shares of the Company’s common stock.

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

On August 23, 2024, the Company repaid all amounts owing under the remaining First Closing Note, which included the principal amount of $10.0 million, and related accrued interest of $0.1 million. In connection with the prepayment, the noteholder waived all prohibitions on prepayment of the note, and all collateral securing the note was released.

The estimated fair value of the First Closing Note, developed based on inputs classified as Level 3 within the fair value hierarchy, was approximately $12.5 million as of December 31, 2023.

8.
Commitments and Contingencies

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

The Company also leases space in Carlsbad, California, that houses office space and a manufacturing facility under a lease that commenced on June 1, 2023 and ends on May 31, 2033. The Company has two options to extend the lease term for thirty-six or sixty months, at the fair market rental value. Upon establishment of the new manufacturing facility in Carlsbad, the Company terminated its prior manufacturing facility lease in Irvine, California, effective October 2023. The lease termination did not have a material impact on the consolidated financial statements.

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

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the published U.S. High Yield CCC corporate bond rates at the lease commencement date of the Solana Beach lease and the current estimate of the Company's incremental borrowing rate at the lease commencement date of the Carlsbad lease. The weighted average remaining lease term of the Company's operating leases was 6.81 years and 7.38 years, and the weighted average discount rate used to determine the operating lease liability was 12% and 11.8%, as of December 31, 2024 and 2023, respectively.

The lease cost was $0.9 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, future minimum lease payments are as follows:

Years ending December 31,	(in thousands)
2025	$954
2026	985
2027	502
2028	520
2029	538
Thereafter	1,981
Total minimum payments	5,480
Less: Discount to present value of lease payments	(1,912)
Discounted present value of lease payments	$3,568

Purchase Commitments

The Company is a party to various purchase arrangements related to its manufacturing and research and development activities. At December 31, 2024 there was approximately $1.2 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. Additionally, the Company is also a party to a license and collaboration agreement which requires minimum purchase commitments for a seven-year period starting in 2023. The total remaining minimum purchase commitments related to this agreement is $4.2 million over the next five years.

Legal Contingencies

The Company was named as a defendant to a lawsuit filed by a patient who suffered an adverse outcome in connection with a surgical procedure in which the Company’s ClearPoint Navigation System was used, seeking damages in an unspecified amount with respect to the Company. The plaintiff also named as defendants the health care provider performing the surgical procedure and another medical device manufacturer whose product was also used in the procedure. A global demand of all defendants in this case has been made by the plaintiff in the amount of $13.6 million. Discovery for the lawsuit is currently in process. Based on the Company’s investigation to date, the Company believes that the claims against the Company in this lawsuit are without merit and intends to defend the lawsuit vigorously. The Company has tendered the claim to its Medical Technology Solutions policy insurer. The Company is unable to estimate the probable loss or range of loss that could potentially result from this lawsuit and will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Legal fees incurred by the Company are expensed in the period incurred.

9.
Stockholders’ Equity

2024 Public Offering

In March 2024, the Company completed a follow-on public offering of 2,653,848 shares of its common stock, composed of 2,307,694 shares of common stock offered at a public offering price of $6.50 per share and an additional 346,154 shares of common stock pursuant to the exercise of the underwriters' option to purchase additional shares at the public offering price.

Net proceeds from the offering total approximately $16.2 million after deducting underwriting discounts and commissions, and other offering expenses paid by the Company.

The underwriting agreement contains representations, warranties, agreements and indemnification obligations by the Company that are customary for this type of transaction.

2024 At-The-Market (“ATM”) Equity Offering

In November 2024, the Company entered into the ATM Agreement to, from time to time, sell shares of its common stock having aggregate sales proceeds of up to $50 million, subject to the terms and conditions of the ATM Agreement. As of December 31, 2024, the Company did not issue any shares of common stock under the ATM Agreement.

Equity Compensation Plans

In May 2024, the Company's stockholders approved the Fifth Amended and Restated 2013 Incentive Compensation Plan (the “2013 Plan”) under which the Company currently grants stock options, restricted stock awards, and restricted stock units. The total shares of the Company’s common stock reserved for issuance under the 2013 Plan is 6,106,250, of which unvested awards covering

2,749,616 shares were outstanding as of December 31, 2024 and 1,230,813 shares remained available for grants under the 2013 Plan as of that date.

Share-Based Compensation Expense

The Company records share-based compensation expense on a straight-line basis over the related vesting period and recognizes forfeitures as they occur. The following table sets forth share-based compensation expense included in the consolidated statements of operations:

	Years Ended December 31,
	(in thousands)
	2024	2023
Cost of revenue	$112	$101
Research and development	1,641	1,352
Sales and marketing	1,881	1,717
General and administrative	3,273	2,909
Share-based compensation expense	$6,907	$6,079

Share-based compensation expense by type of share-based award:

	Years Ended December 31,
	(in thousands)
	2024	2023
Stock options	$653	$956
RSAs and RSUs	6,066	4,903
ESPP	188	220
	$6,907	$6,079

Total unrecognized compensation expense by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2024
	Unrecognized Expense	Remaining Weighted- Average Recognition Period (in years)
Stock options	$300	0.92
RSAs and RSUs	$7,815	1.68

Stock Option Activity

Options granted under the 2013 Plan must have an exercise price equal to at least 100% of fair market value of the Company's common stock on the date of grant. The options generally have a maximum contractual term of ten years and vest in accordance with the individual award agreements.

Stock option activity under all of the Company’s Plans as of and for the year ended December 31, 2024 is summarized below:

	Stock Options	Weighted- average Exercise price per share	Weighted- average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2023	1,478,157	$8.40
Exercised	(19,090)	$5.21
Forfeited or expired	(82,671)	$41.12
Outstanding at December 31, 2024	1,376,396	$6.48	4.70	$13,217
Exercisable at December 31, 2024	1,252,409	$6.22	4.38	$12,444
Vested and expected to vest at December 31, 2024	1,376,396	$6.48	4.70	$13,217

(1)
Intrinsic value is calculated as the estimated fair value of the Company’s stock at December 31, 2024 less the option exercise price of in-the-money options.

A summary of the status of the Company’s non-vested stock options for the year ended December 31, 2024 is presented below:

	Non-vested Stock Options	Weighted- Average Grant Date Fair Value
Nonvested, December 31, 2023	226,215	$7.37
Vested	(95,544)	$8.09
Forfeited	(6,684)	$7.05
Nonvested, December 31, 2024	123,987	$6.83

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2023 was $5.85 per share. There were no stock options granted during 2024.

The total intrinsic value of stock options exercised during both the years ended December 31, 2024 and 2023 was $0.1 million and represents the difference between the exercise price of the option and the fair value of the common stock on the dates exercised. The total grant-date fair value of stock options vested during each of the years ended December 31, 2024 and 2023 was $0.8 million and $0.9 million, respectively.

The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model utilizing the following weighted average assumptions for options granted during the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Risk-free interest rate	—	4.17%
Expected life (in years)	—	6.10
Estimated volatility	—	81.21%
Expected dividends	—	None

Restricted Stock Activity

The Company issues Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”). RSAs are grants that entitle the holder to acquire shares of the Company's common stock at zero cost. The shares covered by a RSA cannot be sold, transferred, pledged, assigned or otherwise disposed of until the award vests. A RSU is a promise by the Company to issue a share of its common stock upon vesting of the unit. Both RSAs and RSUs vest in annual installments over a two to three-year period, contingent on the holder's continued employment with the Company. Annual grants of restricted stock to the Board of Directors typically vest in one year.

RSA activity as of and for the year ended December 31, 2024 is summarized below (no RSAs were granted in 2024):

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2023	376,914	$12.02
Vested	(212,583)	$12.67
Forfeited or expired	(10,121)	$11.97
Outstanding at December 31, 2024	154,210	$11.12

RSU activity as of and for the year ended December 31, 2024 is summarized below:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2023	768,139	$8.15
Granted	1,202,228	$6.18
Vested	(270,673)	$8.01
Forfeited or expired	(41,934)	$7.65
Outstanding at December 31, 2024	1,657,760	$6.76

The estimated fair value of the restricted stock is based on the closing market value of the Company's common stock on the date of grant. The total fair value of RSAs and RSUs vested during the years ended December 31, 2024 and 2023 was $4.9 million and $3.1 million, respectively.

Employee Stock Purchase Plan

On June 3, 2021, the Company's stockholders adopted and approved the ClearPoint Neuro, Inc. Employee Stock Purchase Plan (the “ESPP”). A total of 400,000 shares of the Company’s common stock are available for issuance pursuant to the terms of the ESPP. The ESPP provides eligible employees the opportunity to purchase shares of common stock at the lower of 85% of the fair market value on either the first day or the last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor may any employee purchase more than 3,500 shares in any six-month purchase period. The initial six-month purchase period commenced in July 2021. There are 138,998 shares remaining available for grant under the ESPP as of December 31, 2024.

The ESPP is deemed to be compensatory, and therefore, ESPP expense has been included in share-based compensation expenses in the consolidated statements of operations for the years ended December 31, 2024 and 2023.

During the year ended December 31, 2024, 97,093 shares were purchased at an average per share price of $4.56.

The fair value of the purchase options under the ESPP are estimated at the beginning of the purchase period using the Black-Scholes valuation model utilizing the following assumptions:

	2024	2023
Risk-free interest rate	5.24% - 5.37%	4.77% - 5.53%
Expected life (in years)	0.5	0.5
Estimated volatility	64.5% - 67.33%	61.41% - 62.37%
Expected dividends	None	None

The weighted-average fair value per ESPP purchase right during the years ended December 31, 2024 and 2023 was $2.10 per share and $2.57 per share, respectively.

10. Segment Disclosures

The Company is a device, cell, and gene-therapy enabling company offering precise navigation to the brain, and provides clinical products and preclinical development services for controlled drug and device delivery. The Company's operations are based in, and revenues are derived predominantly in, the United States, and business activities are managed on a consolidated basis. The Company operates in one reportable segment.

The Company's Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM regularly reviews disaggregated revenue data by product line as disclosed in Note 3; however, consolidated net income is utilized as the measure of profit and loss to assess performance of the business and determination on how to allocate resources. Significant expenses within net income include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company's Consolidated Statements of Operations. Segment asset information is not used by the CODM to allocate resources.

11. Income Taxes

The Company is subject to multiple state minimum income tax expense for the years ended December 31, 2024 and 2023. Due to uncertainties surrounding the realization of its deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred income tax assets. If it is determined in the future that it is more likely than not that any deferred income tax assets are realizable, the valuation allowance will be reduced by the estimated net realizable amounts.

	Years Ended December 31,
(in thousands)	2024	2023
Income tax benefit at federal statutory rate	$(3,992)	$(4,584)
Adjustments for tax effects of:
State income tax, net of federal benefit	(650)	(1,191)
Permanent adjustments	305	49
Benefit state rate change	136	(23)
Other	144	152
Share-based compensation	1,336	520
Net operating loss write-off	216	(574)
Change in valuation allowance	2,517	5,659
Income tax expense	$12	$8

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred income tax assets are as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$31,776	$30,145
Share-based compensation	1,390	2,193
Accrued expenses	295	319
174 Capitalization	4,606	3,026
Other	267	170
	38,334	35,853
Less valuation allowance	(38,333)	(35,815)
Total deferred income tax assets	1	38
Deferred tax liability - depreciation	—	(38)
Deferred tax liability - unrealized FX (gain)/loss	(1)	—
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Generally, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on all relevant factors, a valuation allowance of $38.3 million has been established against deferred tax assets as of December 31, 2024, as management determined that it is more likely than not that sufficient taxable income will not be generated to realize those temporary differences.

At December 31, 2024, the Company had net operating loss carryforwards of approximately $123.9 million and $84.3 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal net operating loss carryforward began expiring in 2024, and the state net operating loss carryforward will begin expiring in 2028. It is possible that the Company will not generate taxable income in time to use these net operating loss carryforwards before their expiration. In addition, under Section 382 of the Internal Revenue Code of 1986 (the “Code”), as amended, if a corporation undergoes an “ownership change” (as defined in the Code), the corporation’s ability to use its pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” occurs if there is a cumulative change in a “loss corporation’s” (as defined in the Code) ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period.

Management has evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes and determined the Company has no uncertain tax positions that could have a significant impact on its consolidated financial statements. The Company’s federal income tax return for 2021 and subsequent years remain open for examination.