Form 10-Q
period 2025-06-30
ClearPoint Neuro, Inc.
filed 2025-08-12
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, there were 28,427,417 shares of common stock outstanding.

CLEARPOINT NEURO, INC.

Trademarks, Trade Names and Service Marks

ClearPoint Neuro®, ClearPoint®, SmartFlow®, SmartFrame®, SmartGrid®, Inflexion®, ClearPoint Maestro®, SmartFrame Array®, SmartFrame OR™, ClearPoint Neuro Orchestra™, ClearPoint Prism®, ClearPointer®, When Your Path is Unclear, We Point The Way®, and ClearPoint Advanced Laboratories™ are all trademarks of ClearPoint Neuro, Inc. Any other trademarks, trade names or service marks referred to in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” as defined under U.S. federal securities laws. These forward-looking statements relate to our expectations for performance, revenues and costs, and the adequacy of cash and cash equivalent balances and short-term investments to support operations and meet future obligations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements.

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

In evaluating forward-looking statements, you should refer to (i) the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we filed with the United States Securities and Exchange Commission (“SEC”) on February 26, 2025 (the “2024 Form 10-K”), (ii) Item 2 of this Quarterly Report, under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Which May Influence Future Results of Operations” and (iii) Part II, Item 1.A of this Quarterly Report. As a result of these risk factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Quarterly Report, except to the extent required by applicable securities laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARPOINT NEURO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

	June 30,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$41,541	$20,104
Accounts receivable, net	4,260	4,713
Inventory, net	6,293	6,863
Prepaid expenses and other current assets	1,897	1,683
Total current assets	53,991	33,363
Property and equipment, net	2,019	2,005
Operating lease, right-of-use assets	6,139	3,086
Other assets	720	735
Total assets	$62,869	$39,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,531	$1,340
Accrued compensation	2,949	4,885
Other accrued liabilities	1,210	1,450
Operating lease liabilities, current portion	331	557
Contract liabilities, current portion	1,377	2,121
Total current liabilities	7,398	10,353

Operating lease liabilities, net of current portion	6,280	3,011
Contract liabilities, net of current portion	603	436
Long-term note payable, net	28,845	—
Total liabilities	43,126	13,800
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized at June 30, 2025 and December 31, 2024; 28,423,611 and 27,617,415 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	284	276
Additional paid-in capital	222,692	216,483
Accumulated deficit	(203,233)	(191,370)
Total stockholders’ equity	19,743	25,389
Total liabilities and stockholders’ equity	$62,869	$39,189

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended June 30,
	2025	2024
Revenue:
Product revenue	$5,997	$4,944
Service and other revenue	3,218	2,914
Total revenue	9,215	7,858
Cost of revenue	3,659	2,870
Gross profit	5,556	4,988
Research and development costs	3,829	3,120
Sales and marketing expenses	4,019	3,834
General and administrative expenses	3,388	2,758
Operating loss	(5,680)	(4,724)
Other income (expense):
Other income (expense), net	(52)	5
Interest income (expense), net	(80)	326
Net loss before income taxes	(5,812)	(4,393)
Income tax expense	(25)	(15)
Net loss	$(5,837)	$(4,408)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.21)	$(0.16)
Weighted average shares outstanding:
Basic and diluted	28,258,305	27,468,378

	For the Six Months Ended June 30,
	2025	2024
Revenue:
Product revenue	$11,288	$8,579
Service and other revenue	6,412	6,918
Total revenue	17,700	15,497
Cost of revenue	7,012	5,984
Gross profit	10,688	9,513
Research and development costs	7,208	5,745
Sales and marketing expenses	7,853	7,124
General and administrative expenses	7,470	5,585
Operating loss	(11,843)	(8,941)
Other income (expense):
Other expense, net	(48)	(21)
Interest income, net	71	437
Net loss before income taxes	(11,820)	(8,525)
Income tax expense	(43)	(29)
Net loss	$(11,863)	$(8,554)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.42)	$(0.32)
Weighted average shares outstanding:
Basic and diluted	27,990,102	26,460,237

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)

For the Three and Six Months Ended June 30, 2025
	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances, January 1, 2025	27,617,415	$276	$216,483	$(191,370)	$25,389
Issuances of common stock:
Share-based compensation	453,832	5	1,903	—	1,908
Option exercises (cash and cashless)	7,851	—	21	—	21
Payments for taxes related to net share settlement of equity awards	(98,914)	(1)	(1,304)	—	(1,305)
Net loss for the period	—	—	—	(6,026)	(6,026)
Balances, March 31, 2025	27,980,184	$280	$217,103	$(197,396)	$19,987
Issuances of common stock:
Registered direct offering of common stock	275,808	3	3,338	—	3,341
Share-based compensation	157,827	1	2,268	—	2,269
Option exercises (cash)	6,000	—	28	—	28
Payments for taxes related to net share settlement of equity awards	(26,818)	—	(356)	—	(356)
Issuance of common stock under employee stock purchase plan	30,610	—	311	—	311
Net loss for the period	—	—	—	(5,837)	(5,837)
Balances, June 30, 2025	28,423,611	$284	$222,692	$(203,233)	$19,743

For the Three and Six Months Ended June 30, 2024
	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances, January 1, 2024	24,652,729	$247	$193,382	$(172,456)	$21,173
Issuances of common stock:
Public offering of common stock	2,653,848	26	16,157	—	16,183
Share-based compensation	126,315	1	1,503	—	1,504
Option exercises (cash)	7,500	—	21	—	21
Payments for taxes related to net share settlement of equity awards	(24,047)	—	(151)	—	(151)
Net loss for the period	—	—	—	(4,146)	(4,146)
Balances, March 31, 2024	27,416,345	$274	$210,912	$(176,602)	$34,584
Issuances of common stock:
Share-based compensation	130,447	1	1,795	—	1,796
Option exercises (cashless)	1,373	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(22,153)	—	(128)	—	(128)
Issuance of common stock under employee stock purchase plan	62,800	1	287	—	288
Net loss for the period	—	—	—	(4,408)	(4,408)
Balances, June 30, 2024	27,588,812	$276	$212,866	$(181,010)	$32,132

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,863)	$(8,554)
Adjustments to reconcile net loss to net cash flows from operating activities:
Allowance for credit losses (recoveries)	217	(507)
Depreciation and amortization	499	476
Share-based compensation	4,177	3,300
Payment-in-kind interest	172	—
Amortization of debt issuance costs and original issue discounts	21	29
Amortization of lease right of use assets, net of accretion in lease liabilities	461	461
Increase (decrease) in cash resulting from changes in:
Accounts receivable	237	244
Inventory, net	482	(320)
Prepaid expenses and other current assets	(136)	(294)
Other assets	—	(39)
Accounts payable and accrued expenses	(1,944)	726
Lease liabilities	(471)	(401)
Contract liabilities	(576)	(1,629)
Net cash flows from operating activities	(8,724)	(6,508)
Cash flows from investing activities:
Purchases of property and equipment	(274)	—
Net cash flows from investing activities	(274)	—
Cash flows from financing activities:
Proceeds from offerings of common stock, net of offering costs	3,263	16,183
Proceeds from issuance of note payable, net of financing costs and discount	28,653	—
Proceeds from stock option exercises	49	21
Payments for taxes related to net share settlement of equity awards	(1,661)	(279)
Proceeds from issuance of common stock under employee stock purchase plan	311	288
Net cash flows from financing activities	30,615	16,213
Net change in cash, cash equivalents and restricted cash	21,617	9,705
Cash, cash equivalents and restricted cash, beginning of period	20,104	23,140
Cash, cash equivalents and restricted cash, end of period	$41,721	$32,845
Cash and cash equivalents	41,541	32,845
Restricted cash included in other assets, non-current	180	—
Total cash, cash equivalents and restricted cash	$41,721	$32,845
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$12	$41
Interest	$172	$370

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

•
The Company had $0.1 million in capital expenditures accrued but not yet paid at June 30, 2025.
•
During the six months ended June 30, 2025 and 2024, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $0.1 million and $0.3 million, respectively, between loaned systems, which are included in property and equipment in the accompanying condensed consolidated balance sheets, and inventory.
•
As discussed in Note 7, the Company entered into a lease for a building in San Diego, California, in June 2025. In connection with the new lease, the Company recorded a right-of-use asset in exchange for an operating lease liability in the amount of $3.3 million.

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

Liquidity

The Company has incurred net losses since its inception, which has resulted in a cumulative deficit at June 30, 2025 of $203.2 million. In addition, the Company’s use of cash from operations amounted to $8.7 million for the six months ended June 30, 2025, and $9.0 million for the year ended December 31, 2024. Since its inception, the Company has financed its operations principally from the sale of equity securities and the issuance of notes payable, however, there is no assurance such sale of equity securities and/or issuance of notes payable will be at terms favorable to the Company or available at all in the future. As required by generally accepted accounting principles in the U.S. (“GAAP”), the Company has evaluated its ability to continue as a going concern and has determined that based on current forecasts,

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

existing cash and cash equivalent balances at June 30, 2025 are sufficient to support the Company's operations and meet its obligations for at least the next twelve months.

In May 2025, the Company entered into a Stock Purchase Agreement (the “2025 SPA”) with TPC Investments III LP, an affiliate of Oberland Capital Management LLC (the “2025 Investor”) relating to the purchase and sale in a registered direct offering of an aggregate of 275,808 shares of the Company’s common stock, par value $0.01 per share (the “common stock”), at a price of $12.69 per share, based on the trailing 30-trading day volume-weighted average price of the common stock. The aggregate net proceeds to the Company from the offering totaled approximately $3.3 million, after deducting offering expenses payable by the Company.

Contemporaneously with the 2025 SPA, the Company entered into a note purchase agreement (the “2025 NPA”) under which the Company may sell to the 2025 Investor and the 2025 Investor may buy from the Company, tranches of notes in an aggregate principal amount of up to $105.0 million. As of June 30, 2025, the net proceeds to the Company in connection with the issuance of an initial sale of $30.0 million principal amount of notes under the 2025 NPA, after deducting the debt discount and debt issuance costs of $0.6 million and $0.7 million, respectively, was approximately $28.7 million.

Refer to footnotes 8 and 6, respectively, for more information regarding the 2025 SPA and 2025 NPA.

In March 2024, the Company completed a follow-on public offering of 2,653,848 shares of its common stock from which the net proceeds totaled approximately $16.2 million after deducting underwriting discounts and commissions, and other offering expenses paid by the Company. In November 2024, the Company entered into an At-the-Market Equity Offering Sales Agreement with an investment banking firm (the “ATM Agreement”) pursuant to which it may offer and sell, from time to time, shares of its common stock, having aggregate sales proceeds of up to $50 million, subject to the terms and conditions of the ATM Agreement. The Company has not issued any shares of common stock under the ATM Agreement. See Note 8 below for additional information with respect to these offerings.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2024 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with SEC rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2024 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and six months ended June 30, 2025, may not be indicative of the results to be expected for the entire year or any future periods.

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted cash

The Company has restricted cash pledged as a security deposit to comply with the terms of the San Diego lease entered into in June 2025. The Company arranged for its bank to issue a letter of credit in the amount of $0.2 million in favor of the landlord, in lieu of a security deposit. To support the letter of credit, the Company placed the funds in a restricted certificate of deposit, which is classified as restricted cash, a long-term asset on the balance sheet.

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company holds the remainder of its cash and cash equivalents on deposit with financial institutions in the U.S. insured by the Federal Deposit Insurance Corporation. At June 30, 2025, the Company had approximately $0.5 million in bank balances that were in excess of the insured limits.

At June 30, 2025, there were two customers whose accounts receivable balances represented 26% of accounts receivable at that date. At December 31, 2024, there were two customers whose aggregate accounts receivable balances represented 24% of accounts receivable at that date.

One pharmaceutical customer, a related party who is a stockholder, a former noteholder, and whose chief executive officer is a designated director on the Company's Board of Directors, for whom the Company provides hardware, software, clinical services and market development services in support of the customer's clinical trials, and from whom the Company earns a quarterly fee, accounted for 8% of total sales for each of the three and six months ended June 30, 2025 and 9% of total sales for each of the three and six months ended June 30, 2024. There were two additional customers who comprised 11% and 10% of the total sales in the six months ended June 30, 2024.

Prior to granting credit to a customer, the Company generally performs credit evaluations of the customers’ financial condition. In general, the Company does not require collateral from customers in connection with an extension of credit. The accounts receivable balance is reduced by an allowance for credit losses from the potential inability of the Company's customers to make required payments. The allowance for credit losses at June 30, 2025 and December 31, 2024 was $1.3 million and $1.1 million, respectively. The Company evaluates the historic loss experience on the accounts receivable balance and also considers separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. The estimate is a result of the Company's ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations.

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

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The provisions of the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2025 annual period and in 2026 for interim periods with early adoption permitted. Except for the required expanded disclosures, the Company does not expect the adoption of this ASU to have a material effect on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Except for the required expanded disclosures, the Company does not expect the adoption of this ASU to have a material effect on the consolidated financial statements.

Reclassification

The accompanying consolidated statement of operations for the three and six months ended June 30, 2025 contains income tax expense formerly classified as general and administrative expense as a separate line on the consolidated statement of operations. The accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2024 has been adjusted to conform to the 2025 presentation.

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Revenue Recognition

Revenue by Service Line

	Three Months Ended June 30,
(in thousands)	2025	2024
Biologics and drug delivery
Disposable products	$1,871	$1,671
Services and license fees	2,868	2,656
Subtotal – Biologics and drug delivery revenue	4,739	4,327
Neurosurgery navigation and therapy
Disposable products	3,432	2,586
Subtotal – Neurosurgery navigation and therapy revenue	3,432	2,586
Capital equipment and software
Systems and software products	694	687
Services	350	258
Subtotal – Capital equipment and software revenue	1,044	945
Total revenue	$9,215	$7,858

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Biologics and drug delivery
Disposable products	$3,651	$2,224
Services and license fees	5,779	6,410
Subtotal – Biologics and drug delivery revenue	9,430	8,634
Neurosurgery navigation and therapy
Disposable products	6,709	4,513
Subtotal – Neurosurgery navigation and therapy revenue	6,709	4,513
Capital equipment and software
Systems and software products	928	1,842
Services	633	508
Subtotal – Capital equipment and software revenue	1,561	2,350
Total revenue	$17,700	$15,497

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

(in thousands)	June 30, 2025	December 31, 2024
Accounts receivable, net	$4,260	$4,713
Other contract assets
Unbilled receivables	$589	$642

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

(in thousands)	June 30, 2025	December 31, 2024
Contract liabilities	$1,980	$2,557

During the three and six months ended June 30, 2025, the Company recognized approximately $0.2 million and $1.0 million, respectively, of revenue, which was previously included in deferred revenue in the accompanying condensed consolidated balance sheet at December 31, 2024. During the three and six months ended June 30, 2024, the Company recognized approximately $0.5 million and $2.0 million of revenue, which was previously included in deferred revenue in the accompanying condensed consolidated balance sheet at December 31, 2023.

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue that will be recognized as revenue in future periods. The majority of the remaining performance obligations relate to capital equipment and software-related service agreements and the upfront payments discussed under the heading "Contract Balances" above, which amounted to approximately $1.9 million at June 30, 2025. The Company expects to recognize 68% of this revenue over the next twelve months and the remainder thereafter.

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

The fair value of cash and cash equivalents of $41.5 million and $20.1 million as of June 30, 2025, and December 31, 2024, respectively, is derived using Level 1 inputs. The cash equivalents are comprised of short-term bank deposits, money market funds, and U.S. Government debt securities with original maturities of three months or less, and the carrying value is a reasonable estimate of fair value.

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.	Inventory

Inventory consists of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials and work in process	$5,682	$5,503
Finished goods	3,385	3,619
Reserve for excess and obsolete inventory	(2,774)	(2,259)
	$6,293	$6,863

6.	Note Payable

On May 12, 2025, the Company entered into the 2025 NPA with CALW SA LLC, an affiliate of Oberland Capital Management LLC, as Purchaser Agent, and the 2025 Investor.

Under the 2025 NPA, the Company may sell to the 2025 Investor, and the 2025 Investor may buy from the Company, tranches of notes (collectively, the “Notes”) in an aggregate principal amount of up to $105.0 million as follows: (a) an initial sale of $30.0 million principal amount of Notes (the “First Purchase Note”), which was funded upon contract signing; (b) at the option of the Company, a second sale (the “Second Sale”) of $25.0 million principal amount of Notes, in up to two increments of $12.5 million each, at any time prior to December 31, 2026; and (c) at the option of the Company and the 2025 Investor, a third sale (the “Third Sale”) of up to $50.0 million principal amount of Notes, at any time prior to December 31, 2026. The obligations of the 2025 Investor to purchase the Notes are subject to certain customary conditions precedent.

The purchase price of the Notes is, in each case, 98% of the principal amount thereof. The net proceeds in connection with the issuance of the First Purchase Note, after deducting the debt discount and debt issuance costs of $0.6 million and $0.7 million, respectively, was approximately $28.7 million. The outstanding principal amount of the Notes bears interest at a rate per annum equal to the sum of (i) the greater of the Term SOFR (as defined in the 2025 NPA) and 4.30%, and (ii) 3.95%, with a minimum rate of 8.25% and a cap of 9.50%, payable quarterly in arrears. For the first six quarters following the purchase date for each sale of Notes (each, a “Purchase Date”), 50% of the interest due shall be paid-in-kind and added to the then-outstanding principal balance of the Notes, which may be extended by two quarters at the Company’s option.

The Notes will mature on the sixth anniversary of the applicable Purchase Date (as defined in the 2025 NPA) or the date on which all amounts owing to the 2025 Investor have been paid in full (the “Maturity Date”). Upon the occurrence and during the continuance of an Event of Default (as defined in the 2025 NPA) under the 2025 NPA, the then-applicable interest rate on all outstanding obligations will increase by 4.00%.

Beginning on January 1, 2027 and continuing until the Maturity Date of the First Purchase Note, the 2025 Investor will receive 0.375% of Net Revenue (as defined in the 2025 NPA) for any fiscal quarter (of up to $50,000,000 of Net Revenue for each fiscal year), payable quarterly, with the percentage increasing pro rata in the event of a Second Sale or Third Sale of Notes. The outstanding principal amount of the Notes, interest accrued thereon and any other amounts owing to the 2025 Investor under the 2025 NPA, will be due and payable on the applicable Maturity Date.

All of the Notes may be redeemed prior to the Maturity Date at the option of the Company, subject to payment of the Repayment Amount (as defined in the 2025 NPA). The 2025 Investor may demand redemption of the Notes prior to the Maturity Date in the event of a Change of Control (as defined in the 2025 NPA) of the Company or an Event of Default

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(as defined in the 2025 NPA).

The 2025 NPA contains no financial covenants. The Company’s obligations under the 2025 NPA are subject to customary covenants, including limitations on the Company’s ability to dispose of assets, undergo a change of control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Company’s obligations under the 2025 NPA are secured by a security interest on substantially all of the Company’s assets, including its intellectual property.

Scheduled principal payment as of June 30, 2025 with respect to the First Purchase Note is summarized as follows:

Years ending December 31,	(in thousands)
2031	$30,172
Total scheduled principal payments	30,172
Less: unamortized discounts and financing costs	(1,327)
Total carrying amount	$28,845

7.	Commitments and Contingencies

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

On June 16, 2025, the Company entered into a lease agreement to expand into approximately 30,171 square feet within a life science building located in San Diego, California. The Company will use the facility for office, research and development, and laboratory purposes. The building will be occupied in three phases, the first of which was made available upon lease signing. The next two phases are expected to be made available by December 19, 2025 and July 1, 2026, respectively. The lease agreement expires 132 months (11 years) from the date on which the last phase is made available, subject to the Company's right to extend the lease term for one additional five-year period, at the then fair market rental value. The initial monthly base rent is $5.95 per square foot, subject to annual increases of 3%, with payment for the first and second phases to commence after occupation of the second phase and the payment for the third phase to commence after occupation of the third phase. The monthly base rent will be abated (i) for the second through thirteenth months after the second phase occupation for the first and second phases and (ii) for the first through twelfth months after the third phase occupation solely for the third phase. The Company determined that the three phases of the lease agreement constitute separate lease components, and calculated the right-of-use asset and lease liability of the first phase of $3.3 million.

The aforementioned leases are classified as operating leases in conformity with GAAP. The aggregate lease costs were $0.2 million for each of the three months ended June 30, 2025 and 2024 and $0.5 million for each of the six months ended June 30, 2025 and 2024.

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Legal Contingencies

The Company previously disclosed that it was named as a defendant to a lawsuit filed by a patient who suffered an adverse outcome in connection with a surgical procedure in which the Company’s ClearPoint Navigation System was used. In August 2025, the Company settled this matter. The settlement amount is expected to be paid by insurance, and the resolution is not expected to have a material impact on the Company's consolidated financial statements.

8.	Stockholders’ Equity

2025 Stock Purchase Agreement (“2025 SPA”)

On May 12, 2025, the Company entered into the 2025 SPA with the 2025 investor relating to the purchase and sale in a registered direct offering of an aggregate of 275,808 shares of Company’s common stock, par value $0.01 per share at a price of $12.69 per share, based on the trailing 30-trading day volume-weighted average price of the Company’s common stock. The aggregate net proceeds to the Company from the offering totaled approximately $3.3 million after deducting offering expenses payable by the Company.

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

2024 At-The-Market (“ATM”) Equity Offering

In November 2024, the Company entered into the ATM Agreement to, from time to time, sell shares of its common stock having aggregate sales proceeds of up to $50 million, subject to the terms and conditions of the ATM Agreement. The Company has not issue any shares of common stock under the ATM Agreement.

Equity Compensation Plans

The Sixth Amended and Restated 2013 Incentive Compensation Plan became effective in May 2025, which amended the previous plan to increase the number of shares of common stock available for awards by 700,000 shares. The plan permits the issuance of options, restricted stock, restricted stock units and other awards to selected employees, directors

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and consultants of the Company. The equity incentive plans are more fully described in Note 9 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Share-Based Compensation Expense

The Company records share-based compensation expense on a straight-line basis over the vesting periods of the related grants and recognizes forfeitures as they occur. The following table sets forth share-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended June 30,
(in thousands)	2025	2024
Cost of revenue	$37	$29
Research and development	573	406
Sales and marketing	633	524
General and administrative	1,026	837
Share-based compensation expense	$2,269	$1,796

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Cost of revenue	$69	$51
Research and development	1,056	743
Sales and marketing	1,125	945
General and administrative	1,927	1,561
Share-based compensation expense	$4,177	$3,300

Share-based compensation expense by type of share-based award is summarized below:

	Three Months Ended June 30,
(in thousands)	2025	2024
Stock options	$83	$195
RSAs and RSUs	2,115	1,540
ESPP	71	61
	$2,269	$1,796

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Stock options	$193	$403
RSAs and RSUs	3,842	2,776
ESPP	142	121
	$4,177	$3,300

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total unrecognized compensation expense by type of award and the weighted-average remaining requisite period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2025
	Unrecognized Expense	Remaining Weighted- Average Recognition Period (in years)
Stock options	$107	0.68
RSAs and RSUs	$12,246	2.05

Stock Option Activity

Stock option activity during the six months ended June 30, 2025 is summarized below:

	Stock Options	Weighted- average Exercise price per share	Weighted- average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2024	1,376,396	$6.48
Exercised	(17,906)	$6.86
Forfeited or expired	(17,875)	$34.78
Outstanding at June 30, 2025	1,340,615	$6.10	4.25	$8,891
Exercisable at June 30, 2025	1,298,148	$6.03	4.14	$8,728
Vested and expected to vest at June 30, 2025	1,340,615	$6.10	4.25	$8,891

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

Restricted Stock Award Activity

Restricted stock award (“RSA”) activity for the six months ended June 30, 2025 is summarized below:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2024	154,210	$11.12
Vested	(129,434)	$11.07
Forfeited or expired	(1,753)	$11.41
Outstanding at June 30, 2025	23,023	$11.35

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Unit Activity

Restricted stock unit (“RSU”) activity for the six months ended June 30, 2025 is summarized below:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2024	1,657,760	$6.76
Granted	635,703	$13.33
Vested	(613,412)	$7.06
Forfeited or expired	(22,280)	$8.23
Outstanding at June 30, 2025	1,657,771	$9.15

ESPP

In June 2021, the Company’s stockholders adopted and approved the ClearPoint Neuro, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. In May 2025, the ESPP was amended to increase the number of common shares reserved for issuance from 400,000 to 700,000 shares. During the six months ended June 30, 2025, 30,610 shares were purchased at an average offering price of $10.15.

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

The second part of our business is focused on partnerships in the biologics and drug delivery space. Our services include protocol consultation and solutions for preclinical study design and execution for studies relating to the delivery of pharmaceutical agents to the brain. Currently, we have more than 60 biologics and drug delivery customers who are evaluating using our products and services in trials to inject gene and cell therapies directly into the brain. These partnerships involve drug development programs that are at various stages of development ranging from preclinical research to late-stage regulatory trials for multiple distinct disease states. This part of our business potentially represents the largest opportunity for growth; however, our ability to grow in this market is dependent on our ability to maintain and establish new relationships with customers, such customers' continuation of research and development plans, and such customers' achievement of success in completion of clinical trials and subsequent regulatory approvals of their biologics and drugs.

Substantially all our revenue for the three and six months ended June 30, 2025 and 2024 relates to (i) sales of our ClearPoint system products and related services and (ii) consulting services from our customers in the biologics and drug delivery space. We have financed our operations and internal growth primarily through the sale of equity securities and the issuance of notes payable. We have incurred significant losses since our inception in 1998 as we have devoted substantial efforts to research and development. As of June 30, 2025, we had accumulated losses of $203.2 million. We may continue to incur operating losses as we expand our ClearPoint system platform, consulting services to our pharmaceutical and other medical technology customers, and our business generally.

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

Generating recurring revenue from the sale of products is an important part of our business model for our ClearPoint system. Our product revenue was $6.0 million and $11.3 million for the three and six months ended June 30, 2025, respectively, and was almost entirely related to our ClearPoint system. Our service revenue was $3.2 million and $6.4 million for the three and six months ended June 30, 2025, respectively, of which 89% and 91%, respectively, is related to the biologics and drug delivery service line.

Our revenue recognition policies are more fully described in Note 2 to the Condensed Consolidated Financial Statements included above in Part I, Item 1 in this Quarterly Report.

Underlying the revenue from sales of products and services to our biologics and drug delivery customers is the number of direct customers and end users of our products and/or services (“Partners”). Our Partners consist of pharmaceutical and biotech companies, academic institutions, or customer-sponsored contract research organizations that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which the commercial success is uncertain, pending, in part, on the outcome of those trials. While our revenue from sales of products and services to our biologics and drug delivery customers is indicative of growth, the number of Partner relationships is also of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through our Partners’ use of our products and services in their delivery of therapies. At June 30, 2025, we had more than 60 Partners, as compared to more than 50 Partners as of the same date in 2024.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2025, as compared to the critical accounting policies and estimates described in our 2024 Form 10-K.

Results of Operations

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024

	Three Months Ended June 30,		Percentage
(Dollars in thousands)	2025	2024	Change
Product revenue	$5,997	$4,944	21%
Service and other revenue	3,218	2,914	10%
Total revenue	9,215	7,858	17%
Cost of revenue	3,659	2,870	27%
Gross profit	5,556	4,988	11%
Research and development costs	3,829	3,120	23%
Sales and marketing expenses	4,019	3,834	5%
General and administrative expenses	3,388	2,758	23%
Other income (expense):
Other income (expense), net	(52)	5	NM
Interest income (expense), net	(80)	326	(124)%
Income tax expense	(25)	(15)	NM
Net loss	$(5,837)	$(4,408)	32%

NM – The percentage change is not meaningful.

Revenue. Total revenue was $9.2 million for the three months ended June 30, 2025, and $7.9 million for the three months ended June 30, 2024, which represents an increase of $1.4 million, or 17%.

	Three Months Ended June 30,		Percentage
(Dollars in thousands)	2025	2024	Change
Biologics and drug delivery
Disposable products	$1,871	$1,671	12%
Services and license fees	2,868	2,656	8%
Subtotal – Biologics and drug delivery revenue	4,739	4,327	10%
Neurosurgery navigation and therapy
Disposable products	3,432	2,586	33%
Subtotal – Neurosurgery navigation and therapy revenue	3,432	2,586	33%
Capital equipment and software
Systems and software products	694	687	1%
Services	350	258	36%
Subtotal – Capital equipment and software revenue	1,044	945	11%
Total revenue	$9,215	$7,858	17%

Biologics and drug delivery revenue, which includes sales of disposable products and services related to customer-sponsored preclinical and clinical trials, increased 10% to $4.7 million for the three months ended June 30, 2025, from $4.3 million for the same period in 2024. This increase is attributable to $0.2 million of higher product revenue resulting from greater demand for disposables as multiple partners progress in their trials, and $0.2 million increase in service revenue and other revenue.

Neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 33% to $3.4 million for the three months ended June 30, 2025, from $2.6 million for the same period in 2024. The increase is driven by higher sales for new offerings of SmartFrame OR, Prism Laser Therapy, and introduction of our 3.0 operating room navigation software, during the three months ended June 30, 2025, compared to the same period in 2024.

Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software and related services, increased 11% to $1.0 million for the three months ended June 30, 2025, from $0.9 million for the same period in 2024 due to an increase in service revenue.

Cost of Revenue and Gross Profit. Cost of revenue was $3.7 million, resulting in gross profit of $5.6 million for the three months ended June 30, 2025, and was $2.9 million, resulting in gross profit of $5.0 million for the three months ended June 30, 2024. Gross margin was 60% for the three months ended June 30, 2025, as compared to 63% in the same period in 2024. The decrease in gross margin is primarily due to higher excess and obsolete inventory reserves for the three months ended June 30, 2025, as compared to the same period in 2024.

Research and Development Costs. Research and development costs were $3.8 million for the three months ended June 30, 2025, compared to $3.1 million for the same period in 2024, an increase of $0.7 million, or 23%. The increase was due primarily to higher product and software development costs of $0.8 million, partially offset by lower personnel costs, including share-based compensation of $0.1 million.

Sales and Marketing Expenses. Sales and marketing expenses were $4.0 million for the three months ended June 30, 2025, compared to $3.8 million for the same period in 2024, an increase of $0.2 million, or 5%. This increase was due primarily to additional personnel costs, including share-based compensation, resulting from increases in headcount of $0.4 million, partially offset by lower travel costs and other marketing costs of $0.2 million.

General and Administrative Expenses. General and administrative expenses were $3.4 million for the three months ended June 30, 2025, compared to $2.8 million for the same period in 2024, an increase of $0.6 million, or 23%. This increase was due primarily to higher bad debt expense of $0.4 million and higher personnel costs, including share-based compensation, of $0.2 million.

Interest Income (Expense), net. Net interest expense was $0.1 million for the three months ended June 30, 2025, compared to net interest income of $0.3 million for the three months ended June 30, 2024. Interest income decreased in the three months ended June 30, 2025 as a result of lower investment in U.S. Government securities as compared with the same period in 2024. Additionally, interest expense increased in the three months ended June 30, 2025 as a result of the note payable entered into in May 2025. See Note 6 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Quarterly Report for additional information with respect to the note payable.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

	For the Six Months Ended June 30,		Percentage
(Dollars in thousands)	2025	2024	Change
Product revenue	$11,288	$8,579	32%
Service and other revenue	6,412	6,918	(7)%
Total revenue	17,700	15,497	14%
Cost of revenue	7,012	5,984	17%
Gross profit	10,688	9,513	12%
Research and development costs	7,208	5,745	25%
Sales and marketing expenses	7,853	7,124	10%
General and administrative expenses	7,470	5,585	34%
Other income (expense):
Other expense, net	(48)	(21)	NM
Interest income, net	71	437	(84)%
Income tax expense	(43)	(29)	NM
Net loss	$(11,863)	$(8,554)	39%

NM – The percentage change is not meaningful.

Revenue. Total revenue was $17.7 million for the six months ended June 30, 2025, and $15.5 million for the six months ended June 30, 2024, which represents an increase of $2.2 million, or 14%.

	For the Six Months Ended June 30,		Percentage
(Dollars in thousands)	2025	2024	Change
Biologics and drug delivery
Disposable products	$3,651	$2,224	64%
Services and license fees	5,779	6,410	(10)%
Subtotal – Biologics and drug delivery revenue	9,430	8,634	9%
Neurosurgery navigation and therapy
Disposable products	6,709	4,513	49%
Subtotal – Neurosurgery navigation and therapy revenue	6,709	4,513	49%
Capital equipment and software
Systems and software products	928	1,842	(50)%
Services	633	508	25%
Subtotal – Capital equipment and software revenue	1,561	2,350	(34)%
Total revenue	$17,700	$15,497	14%

Biologics and drug delivery revenue, which includes sales of disposable products and services related to customer-sponsored preclinical and clinical trials, increased 9% to $9.4 million for the six months ended June 30, 2025, from $8.6 million for the same period in 2024. This increase is attributable to $1.4 million of higher product revenue resulting from greater demand for disposables as multiple partners progress in their trials, partially offset by $0.6 million decrease in service revenue and other revenue due to less work performed in preclinical trials and consulting during the six months ended June 30, 2025, compared to the same period in 2024.

Neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 49% to $6.7 million for the six months ended June 30, 2025, from $4.5 million for the same period in 2024. The increase is driven by an increased customer base, and higher sales for new offerings of SmartFrame OR, Prism Laser Therapy, and introduction of our 3.0 operating room software, during the six months ended June 30, 2025, compared to the same period in 2024.

Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software and related services, decreased 34% to $1.6 million for the six months ended June 30, 2025, from $2.4 million for the same period in 2024 due to a decrease in the placements of ClearPoint navigation capital and software and Prism laser units.

Cost of Revenue and Gross Profit. Cost of revenue was $7.0 million, resulting in gross profit of $10.7 million for the six months ended June 30, 2025, and was $6.0 million, resulting in gross profit of $9.5 million for the six months ended June 30, 2024. Gross margin was 60% for the six months ended June 30, 2025, and broadly in line with gross margin of 61% in the same period in 2024.

Research and Development Costs. Research and development costs were $7.2 million for the six months ended June 30, 2025, compared to $5.7 million for the same period in 2024, an increase of $1.5 million, or 25%. The increase was due primarily to higher product and software development costs of $1.5 million.

Sales and Marketing Expenses. Sales and marketing expenses were $7.9 million for the six months ended June 30, 2025, compared to $7.1 million for the same period in 2024, an increase of $0.7 million, or 10%. This increase was due primarily to additional personnel costs, including share-based compensation, resulting from increases in headcount, of $0.9 million, partially offset by lower travel costs and other marketing costs of $0.2 million.

General and Administrative Expenses. General and administrative expenses were $7.5 million for the six months ended June 30, 2025, compared to $5.6 million for the same period in 2024, an increase of $1.9 million, or 34%. This increase was due primarily to higher bad debt expense of $0.7 million, higher personnel costs, including share-based compensation, of $0.7 million, higher professional service fees of $0.3 million, and higher IT costs of $0.2 million.

Interest Income, net. Net interest income was $0.1 million for the six months ended June 30, 2025, compared to $0.4 million for the six months ended June 30, 2024. The decrease in net interest income is mainly as a result of decreased investment in U.S. Government securities.

Liquidity and Capital Resources

We have incurred net losses since our inception, which has resulted in a cumulative deficit at June 30, 2025 of $203.2 million. In addition, our use of cash from operations amounted to $8.7 million for the six months ended June 30, 2025, and $9.0 million for the year ended December 31, 2024. Since inception, we have financed our operations principally from the sale of equity securities and the issuance of notes payable.

In May 2025, the Company entered into the 2025 SPA with the 2025 Investor relating to the purchase and sale in a registered direct offering of an aggregate of 275,808 shares of Company’s common stock, par value $0.01 per share at a price of $12.69 per share, based on the trailing 30-trading day volume-weighted average price of the Company’s common stock. The aggregate net proceeds to the Company from the offering totaled approximately $3.3 million after deducting offering expenses payable by the Company.

Contemporaneously with the 2025 SPA, the Company entered into the 2025 NPA under which the Company may sell to the 2025 Investor, and the 2025 Investor may buy from the Company, tranches of notes in an aggregate principal amount of up to $105.0 million. As of June 30, 2025, the net proceeds in connection with the issuance of the First Purchase Note, after deducting the debt discount and debt issuance costs of $0.6 million and $0.7 million, respectively, was approximately $28.7 million.

In March 2024, we completed a public offering of 2,653,848 shares of our common stock from which the net proceeds totaled approximately $16.2 million after deducting our payment of underwriting discounts and commissions and other offering expenses. In November 2024, we entered into an ATM Agreement pursuant to which we may offer and sell, from time to time, shares of our common stock, having aggregate sales proceeds of up to $50 million, subject to the terms and conditions of the ATM Agreement. We have not issued any shares of common stock under the ATM Agreement.

Additional information with respect to the stock offerings and the 2025 NPA is in Notes 8 and 6, respectively, to the condensed consolidated financial statements included in Part 1, Item 1 in this Quarterly Report.

As a result of these transactions and our business operations, our cash and cash equivalents totaled $41.5 million at June 30, 2025. In management’s opinion, based on our current forecasts for revenue, expense and cash flows, our existing cash and cash equivalent balances at June 30, 2025, are sufficient to support our operations and meet our obligations for at least the next twelve months.

Cash Flows

Cash activity for the six months ended June 30, 2025 and 2024 is summarized as follows:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Cash used in operating activities	$(8,724)	$(6,508)
Cash used in investing activities	(274)	—
Cash provided by financing activities	30,615	16,213
Net change in cash and cash equivalents	$21,617	$9,705

Net Cash Flows from Operating Activities. Net cash flows used in operating activities for the six months ended June 30, 2025 were $8.7 million, an increase of $2.2 million from the six months ended June 30, 2024. This increase was primarily due to a higher net loss of $3.3 million and increased working capital requirements, mainly due to higher payments made as a result of bonus payouts. This was partially offset by an increase in non-cash expenses, including share-based compensation and the allowance for credit losses.

Net Cash Flows from Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2025 were $0.3 million and related to equipment acquisitions.

The Company did not have any net cash flows from investing activities for the six months ended June 30, 2024.

Net Cash Flows from Financing Activities. Net cash flows provided by financing activities for the six months ended June 30, 2025 consisted primarily of proceeds, net of financing costs and discount, of $28.7 million from the issuance of the note payable; proceeds, net of offering costs, of $3.3 million from the registered direct offering of common stock; partially offset by $1.7 million in payments for taxes related to shares withheld in connection with the vesting of restricted stock awards.

Net cash flows provided by financing activities for the six months ended June 30, 2024 consisted of proceeds, net offering costs, of $16.2 million received from the public offering of our common stock and $0.3 million in proceeds from the issuance of common stock under the employee stock purchase plan. This is partially offset by payments of $0.3 million for taxes related to shares withheld in connection with the vesting of restricted stock awards.

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

At June 30, 2025, we had $30.2 million of principal outstanding under the First Purchase Note, which is subject to interest rate fluctuations. The outstanding principal balance bears interest at a rate equal to the sum of (i) the greater of the Term SOFR (as defined in the 2025 NPA) and 4.30%, and (ii) 3.95%, with a minimum rate of 8.25% and a cap of 9.50%. Given the rate is capped, the difference between the minimum rate and maximum rate is approximately $0.4 million in annual interest expense, based on the principal outstanding balance at June 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, the following Section 16 officers adopted Rule 10b5-1 trading arrangements, as defined in Item 408(a) of Regulation S-K:

•
Joseph M. Burnett, our Chief Executive Officer and President, adopted a new Rule 10b5-1 trading arrangement on June 11, 2025. The plan's maximum duration is until September 30, 2026, and first trades will not occur until October 10, 2025 at the earliest. The trading plan is intended to permit Mr. Burnett to exercise and sell from time to time: (i) a total of 100,000 stock options set to expire on November 7, 2027 in five tranches of 20,000 each, and (ii) a total of 51,200 shares of common stock currently held in Mr. Burnett's trust.
•
Lynnette C. Fallon, a member of our Board of Directors, adopted a new Rule 10b5-1 trading arrangement on June 11, 2025. The plan's maximum duration is until December 31, 2026, and first trades will not occur until October 10, 2025 at the earliest. The trading plan is intended to permit Ms. Fallon to sell shares of common stock to cover income taxes due in conjunction with the vesting of the annual director grant which vests on the earlier of: (i) May 22, 2026, or (ii) the day immediately preceding the Company's 2026 annual meeting of stockholders. The maximum shares to be sold is 5,091.

The Rule 10b5-1 trading arrangements described above were adopted and precleared in accordance with the Company's Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.

No other directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K during the last fiscal quarter.

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

3.6	Fourth Amended and Restated Bylaws of ClearPoint Neuro, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on December 14, 2022).
10.1	Stock Purchase Agreement dated May 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 12, 2025).
10.2	Note Purchase Agreement dated May 12, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 12, 2025).
10.3

ClearPoint Neuro, Inc. Non-Employee Director Compensation Plan, as amended and restated by the Board of Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 19, 2025).

10.4

ClearPoint Neuro, Inc. Sixth Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 23, 2025).

10.5

Lease dated as of June 16, 2025, by and between BRE-BMR SCD LLC, a Delaware limited liability company, and ClearPoint Neuro, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2025).

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

Date: August 12, 2025

CLEARPOINT NEURO, INC.

	By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danilo D’Alessandro
Danilo D’Alessandro
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)