Form 10-K
period 2025-12-31
ClearPoint Neuro, Inc.
filed 2026-03-17
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $328 million based on the closing sale price as reported on the Nasdaq Capital Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 6, 2026
Common Stock, $0.01 par value per share	29,663,875 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2026 annual meeting of stockholders.

CLEARPOINT NEURO, INC.

Trademarks, Trade Names and Service Marks

ClearPoint Neuro®, ClearPoint®, SmartFlow®, SmartFrame®, SmartGrid®, Inflexion®, ClearPoint Maestro®, SmartFrame Array®, SmartFrame OR®, ClearPoint Neuro Orchestra®, ClearPoint Prism®, ClearPointer®, When Your Path is Unclear, We Point The Way®, ClearPoint Advanced Laboratories™, IRRAS®, and IRRAFLOW® are all trademarks of ClearPoint Neuro, Inc. and its affiliates. Any other trademarks, trade names or service marks referred to in this Annual Report are the property of their respective owners.

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

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” as defined under the U.S. federal securities laws. All statements, other than statements of historical fact, in this Annual Report, including statements relating to our expectations for performance, revenues and costs, and the adequacy of cash and cash equivalent balances and short-term investments to support operations and meet future obligations, are forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. We caution you that the forward-looking statements in this report are based on a combination of facts, factors currently known by us and our projections of the future, about which we cannot be certain. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
•
We may fail to realize the anticipated benefits of our acquisition of IRRAS, and the combined company may not perform as we or the market expect, which could adversely affect our business, results of operations, and the price of our common stock.
•
Revenue can be meaningfully impacted if we cannot maintain current relationships or programs or enter into new relationships or programs with drug delivery customers.
•
The size of the markets for our current and future products and services may be smaller than we estimate.
•
Our ClearPoint system and our IRRAflow system may not achieve broad market adoption.
•
Future business growth is dependent on our ability to market and sell both the ClearPoint system and the IRRAflow system, and on our ability to integrate and effectively manage a combined commercial team that must support two distinct product platforms.
•
Our long-term growth depends on our ability to compete effectively in the neurosurgery market by developing and commercializing new products and services through our research and development efforts.
•
Limitations in the existing clinical evidence for the IRRAflow system may affect clinical and commercial adoption.
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
•
We rely on single facilities for manufacturing and performance of services, which exposes us to significant risk of disruption.
•
Our reliance on single-source suppliers could harm our ability to meet demand for our products.

•
Our use of hazardous materials in manufacturing and in the conduct of services may expose us to significant health, safety, environmental, and regulatory risks.
•
To the extent we seek a new indication for use of, or new claims for, our products, the FDA may not grant 510(k) clearance or premarket approval application approval of such new use or claims.
•
If we fail to obtain the necessary clearances, certifications or approvals for our new products, our ability to grow our business globally could be harmed.
•
Our role in current and future clinical trials requires significant resources, and in some cases, may limit our ability to control the conduct and outcomes of these studies. Negative or unfavorable results could adversely impact adoption of our products.
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
•
Our acquisition activities, including our recent acquisition of IRRAS, may expose us to heightened cybersecurity risks that could adversely affect our business, financial condition, and results of operations.
•
We may acquire other businesses, form joint ventures, or make investments in other companies or technologies that could harm our operating results, dilute our stockholders' ownership, increase our debt, or cause us to incur significant expense.
•
We need to hire and retain additional qualified personnel to grow and manage our business.
•
We have incurred losses since our inception, and we may continue to do so. We may never achieve or sustain profitability.
•
We currently have significant debt and may incur additional debt. Failure by us to fulfill our obligations under the applicable debt agreements may cause repayment obligations to accelerate. These agreements also contain certain covenants that restrict our operational and financial flexibility.
•
We may need additional funding for our business, and we may not be able to raise capital when needed or on terms that are acceptable to us. Failure to obtain necessary funding may delay, reduce or eliminate business activities and initiatives.
•
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
•
A government shutdown or prolonged lapse in federal appropriations could materially delay or disrupt FDA review and approval processes critical to our business, which could have a material adverse effect on our financial condition and results of operations.
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

ITEM 1. BUSINESS

Overview

We are a commercial-stage medical device company, incorporated in 1998 as a Delaware corporation, that develops and commercializes integrated systems used in minimally invasive neurosurgical procedures in the brain. From our inception in 1998, we have deployed significant resources to fund our efforts to develop the foundational capabilities for enabling magnetic resonance imaging (“MRI”) guided interventions, building an intellectual property portfolio, and identifying and building out commercial applications for the technologies we develop. In 2021, our efforts expanded beyond the MRI suite to encompass development and commercialization of neurosurgical device products for the operating room setting, as well as consulting services for pharmaceutical companies.

In 2025, through our acquisition of IRRAS Holdings, Inc. (“IRRAS”), we expanded our portfolio into neurocritical care. IRRAS is a commercial-stage medical technology company focused on treatments for intracerebral hemorrhage, intraventricular hemorrhage, and other conditions requiring intracranial fluid management.

The IRRAS products complement our existing neurosurgical technologies and broaden our reach into acute care settings, enabling us to offer an expanded set of solutions spanning functional neurosurgery, neurocritical care, and intracranial drug delivery.

Our business consists of two integrated components: (i) a business providing medical devices for neurosurgical applications, and (ii) a business focused on partnerships in the biologics and drug delivery space.

Medical Devices for Neurosurgical Application

The first foundational component of our business is focused on providing medical devices for neurosurgical applications.

Our primary medical device product, the ClearPoint system, is an integrated system comprised of hardware components, disposable components, and intuitive, menu-driven software. The primary applications for the ClearPoint system are to target and guide: (a) the insertion of deep brain stimulation electrodes, biopsy needles, and laser catheters; and (b) the infusion of pharmaceuticals into the brain. The ClearPoint system was originally designed for use in an MRI setting. In 2021, we launched the SmartFrame Array Neuro Navigation System and Software, which allows for operating room placement of the ClearPoint system and completion of the procedure in the MRI suite. In 2024, we introduced the SmartFrame OR Stereotactic System to the market, which allows for complete procedures to be performed in the operating room. In 2025, we released the ClearPoint Navigation Software Version 3.0, which allows for the ClearPoint system navigation software to support end-to-end procedures in the operating room.

In 2022, we commenced commercialization of the ClearPoint Prism Neuro Laser Therapy System, a laser ablation system. The ClearPoint Prism Neuro Laser Therapy System was developed and is manufactured for us by CLS. We have exclusive global rights to commercialize the system for neuro applications.

In 2025, through the acquisition of IRRAS, we added the IRRAflow Active Fluid Exchange System (the “IRRAflow system”) to our portfolio of medical devices. The IRRAflow system integrates continuous irrigation, drainage, and real-time intracranial pressure monitoring to provide controlled, automated intracranial fluid management within neurocritical care and operating room settings.

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

Currently, we have more than 60 pharma/biotech, academic, and contract research organization partners who are evaluating or using our products and services in trials to inject gene and cell therapies directly into the brain. These partnerships involve drug development programs that are at various stages of development ranging from preclinical research to late-stage regulatory trials for multiple distinct disease states. This part of our business potentially represents the largest opportunity for growth; however, our ability to grow in this market is dependent on our ability to maintain and establish new relationships with pharmaceutical company customers, such customers' continuation of research and product development plans, such customers achieving success in completion of clinical trials and subsequent regulatory approvals of their drugs and biologics, and such customers’ realization of commercial success for their therapies, including overcoming barriers in reimbursement, physician adoption, and patient access to their therapies. In 2024, the U.S. Food and Drug Administration (the “FDA”) granted marketing authorization for our SmartFlow Neuro cannula to be used to deliver a gene therapy for the treatment of aromatic L-amino acid decarboxylase (“AADC”) deficiency directly to regions of interest within the brain.

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

ClearPoint Disposables. The disposable components of our ClearPoint system consist primarily of our series of SmartFrame trajectory device, a hand controller and related accessories, and our SmartFlow Neuro cannula. Our SmartFrame devices are an adjustable trajectory guide that attaches to the patient’s skull and holds the targeting cannula. In the MRI, a hand controller attaches to our SmartFrame device, and it is used by the physician to adjust the roll, pitch, and X and Y orientation of the targeting cannula while the patient is in the MRI scanner. The accessories include all other components necessary to facilitate the image-guided neurosurgical procedures, such as our SmartGrid patch, which is an MRI-visible marking grid that enables rapid localization of the entry position into the brain, and our customized surgical draping, which creates a sterile field within the MRI scanner. The SmartFrame OR Stereotactic System is a single use disposable that does not require MRI guidance. For drug delivery procedures, our SmartFlow Neuro cannula, which is an MRI-compatible injection and aspiration cannula, serves as the vehicle for the delivery of the compound.

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

ClearPoint Prism Neuro Laser Therapy System

Our ClearPoint Prism Neuro Laser Therapy System is indicated for use to necrotize or coagulate soft tissue through interstitial irradiation or thermal therapy for neuro applications under 1.5T and 3.0T MRI guidance. The laser system can be used in conjunction with the ClearPoint navigation platform or other third party cranial navigation platforms to refine the desired trajectory for the laser therapy catheter and to confirm accurate laser catheter placement. The laser system consists of a mobile laser unit, Thermoguide software to monitor changes in tissue temperature during therapy, and disposable laser applicator and magnetic resonance (“MR”) introducer components.

The IRRAflow System

Our IRRAflow system is an active fluid exchange platform designed for use in neurocritical care and neurosurgical operating room environments. The system integrates continuous irrigation, drainage, and real time intracranial pressure monitoring to actively manage intracranial fluid in patients with conditions such as intracranial hemorrhage and intraventricular hemorrhage. The use of IRRAflow Active Fluid Exchange System is indicated when intracranial pressure monitoring is required, and for externally draining intracranial fluid, as a means of reducing intracranial pressure in patients where an external drainage and monitoring system is needed.

The IRRAflow system consists of a control unit, proprietary dual-lumen catheters, and procedure-specific disposables. The control unit enables automated modulation of irrigation and drainage parameters, while the dual-lumen catheter design allows for infusion and drainage. The system’s disposables include tubing sets and sterile collection components required for each procedure.

ClearPoint Services

We provide consulting services to our pharmaceutical and other medical technology partners for improving outcome predictability and optimizing preclinical and clinical workflows. Our expertise is concentrated in benchtop testing, preclinical studies, clinical trial support, regulatory consultation, and over-arching translation from the preclinical to the clinical setting to enhance accuracy and precision of drug delivery. In 2021, we expanded our expertise to include nonclinical contract research services in large and small research models to assist our customers with establishing drug safety prior to and in support of human clinical trials. In 2025, we expanded our preclinical services business through the lease of a facility to enable increased operational capabilities and service capacity.

Regulatory Status

Our ClearPoint System 510(k) clearance from the FDA permits us to market and promote our ClearPoint System in the U.S. for use in general neurosurgical procedures, which includes procedures such as biopsies, laser catheter insertions, and deep brain stimulation lead and electrode insertions. This is the same general indication for use that applies to other devices that have traditionally been used in the performance of stereotactic neurosurgical procedures. In the EU, UK, and Brazil, our approval carries a similar indication for use.

In the United States, our SmartFlow Neuro Cannula has received 510(k) clearance for injection of Cytarabine or for removal of cerebrospinal fluid (“CSF”) from the ventricles and De Novo marketing authorization for intraputaminal administration of eladocagene exuparvovec-tneq for the treatment of adult and pediatric patients with AADC deficiency. It has also received CE mark for the injection of approved fluids into the brain. Delivery of other therapeutic agents using our SmartFlow Neuro Cannula is investigational. The SmartFlow Neuro Cannula is also registered in Brazil, Canada, Turkey, and Taiwan. The device is a disposable intended for single patient use only and is not intended for implant.

Our development partner CLS received 510(k) clearance for its laser system to necrotize or coagulate soft tissue through interstitial irradiation or thermal therapy in neuro applications under 1.5T and 3.0T MRI guidance. In the U.S., the laser system is commercialized by us as the ClearPoint Prism Neuro Laser Therapy System.

Our SmartFrame OR Stereotactic System received 510(k) clearance in 2024. SmartFrame OR is intended to provide stereotactic guidance for the placement and operation of instruments or devices during planning and operation of neurological procedures performed in conjunction with the use of a compatible optical stereotaxic navigation system using preoperative MRI and/or Computed Tomography imaging. These procedures include biopsies, catheter placement and electrode introduction, including the placement of deep brain stimulation (“DBS”) leads. SmartFrame OR is a disposable device intended for single patient use only.

Our ClearPoint Navigation Software Version 3.0 received 510(k) clearance in 2025. When used in conjunction with the SmartFrame disposable stereotactic frame, it is intended to provide precise stereotactic guidance when placing instruments or devices during neurosurgical procedures. These procedures include biopsies, catheter and electrode insertion including deep brain stimulation (asleep or awake) lead placement.

Our IRRAflow system has received 510(k) clearance from the FDA and is indicated for use when intracranial pressure monitoring is required and for externally draining intracranial fluid, as a means of reducing intracranial pressure in patients where an external drainage and monitoring system is needed. The system facilitates active fluid management, including controlled irrigation and drainage, within the intracranial space. The IRRAflow system has also obtained CE mark certification in the European Union for similar indications related to controlled fluid exchange and intracranial drainage. We may in the future seek new or expanded indications for use of the IRRAflow system, including indications related to subdural hematomas, extended-duration infusions, oncology, or intracranial drug delivery.

Market Discussion

Medical Devices for Neurosurgical Application

ClearPoint Navigational Platform and Therapy Applications

We believe there are a significant number of potential neurosurgical procedures in the U.S. in which our ClearPoint products could be used as a navigational platform for functional stereotactic neurosurgery in FDA-cleared indications or as a therapy device for performance of laser interstitial thermal therapy (“LITT”):

•
Electrode Placement – The current standard of care for the placement of the DBS or responsive neurostimulation (“RNS”) electrodes in the operating room requires the patient to be awake during surgery in order to verify proper placement. When DBS or RNS is performed in the MRI suite, our ClearPoint system can provide intra-procedural navigation and visualization of the electrode placement and the patient may be placed under general anesthesia for the procedure. Multiple manufacturers have received FDA clearances for DBS systems, including Medtronic, Boston Scientific and Abbott Laboratories. These systems are indicated for Parkinson’s disease and essential tremor. DBS is used to treat the symptoms of Parkinson’s Disease, a degenerative condition that affects a substantial population in the U.S. and worldwide. DBS works by stimulating a targeted region of the brain through implanted leads that are powered by a device called an implantable pulse generator. We believe a meaningful number of Parkinson’s disease and essential tremor patients each year may be potential candidates for the implantation of deep brain stimulation electrodes utilizing our ClearPoint system. In addition, patients suffering from drug resistant epilepsy, refractory essential tremor, dystonia, severe obsessive compulsion disorder, severe major depressive disorder, paralysis, Huntington’s disease, auditory nerve implantation, Alzheimer’s disease and stroke rehabilitation may create additional potential procedure opportunities in the future. The only commercially available RNS system on the market is manufactured by NeuroPace. Their brain-responsive neuromodulation system is currently approved for use in patients with drug resistant focal epilepsy.
•
LITT – LITT is a minimally-invasive MRI-guided technique to treat primary and metastatic brain tumors, as well as patients with drug-resistant epilepsy. The treatment uses heat to treat and ablate the tumor or networks that propagate seizure activity. A substantial number of patients with brain tumors or drug-resistant epilepsy may be candidates for LITT. Historically, manufacturers with FDA cleared laser therapy systems in North America have included Medtronic’s Visualase system and Monteris Medical’s NeuroBlate system. In September 2022, our development partner CLS received 510(k) clearance for its MRI guided laser interstitial thermal therapy system for neuro applications, and we commenced commercialization of this laser system, marketed as the ClearPoint Prism Neuro Laser Therapy System, in the U.S.
•
Brain tumor biopsy – For smaller, harder to reach brain tumors or those near critical structures (the brain stem or large blood vessels), navigating the surgical field so that the biopsy needle reaches the brain tumor and accurately acquires a representative sample of the tumor is paramount. For small, deep-seated tumors, navigating a device to the exact target is challenging and necessary to avoid the inadvertent destruction of healthy brain tissue. We believe brain tumor applications represent a meaningful potential procedural opportunity for our platform.

IRRAflow Neurocritical Care and Intracranial Fluid Management Applications

With the addition of the IRRAflow system to our product portfolio, we participate in the neurocritical care market focused on the active management of intracranial fluid and intracranial pressure. This market includes patients who require external drainage and monitoring systems in intensive care units or neurosurgical operating rooms.

Conditions commonly requiring external ventricular drainage or other forms of intracranial fluid management include intraventricular hemorrhage, intracerebral hemorrhage, subarachnoid hemorrhage, and other acute neurologic conditions associated with elevated intracranial pressure. We believe there are a substantial number of procedures in the United States each year involving external ventricular drainage or intracranial pressure monitoring in which a system such as IRRAflow may be used; however, actual utilization may vary based on physician preference, institutional protocols, and patient-specific factors. The IRRAflow system is designed to provide controlled irrigation, drainage, and continuous monitoring, offering what we believe to be an active alternative to traditional passive drainage methods. Subdural hematomas, extended-duration infusions, oncology, and intracranial drug delivery represent additional conditions that may benefit from active intracranial fluid management; however, the IRRAflow system is not currently cleared or approved for use in the treatment of those conditions, and we may in the future seek regulatory clearance or approval for such conditions from the FDA and applicable foreign regulatory authorities. See the risk factor titled, To the extent we seek a new indication for use of, or new claims for, our products, the FDA may not grant 510(k) clearance or PMA approval of such new use or claims, which may affect our ability to grow our business, below.

Biologics and Drug Delivery

The blood-brain barrier prevents large-molecule, and nearly all small-molecule, neurotherapeutics from reaching the brain. Several pharmaceutical and biotech companies are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier. This may enable the development of treatments for rare single-gene pediatric disorders, such as AADC Deficiency, Friedreich’s Ataxia and Angelman Syndrome, as well as adult disorders including Parkinson’s disease, drug resistant epilepsy, Huntington’s disease, Alzheimer’s disease and certain types of cancers, such as Glioblastoma. If our ClearPoint system and SmartFlow Neuro cannula are approved for these drug delivery treatments and become the standard approach to local drug delivery in the brain, we believe the impact on our financial performance could be significant. However, in the United States, these treatments are subject to FDA-mandated clinical trial requirements, which are expensive and time consuming for our partners to conduct. Nonetheless, several of our biologics and drug delivery customers are pursuing preclinical and clinical trials for which we generate revenue through the sale of products, including our SmartFlow Neuro cannula, preclinical, development and consulting services, and other partnership arrangements. In 2024, the SmartFlow Neuro cannula was granted De Novo marketing authorization for intraputaminal administration of eladocagene exuparvovec-tneq for the treatment of adult and pediatric patients with AADC deficiency.

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

Our business model for the ClearPoint products includes producing high margin revenue from sales of the disposable components. Given that focus on disposable product sales, we sell our reusable components at lower margins in order to secure installations within hospitals. In addition, we may install the ClearPoint reusable components at a hospital, but retain title, either for an agreed-upon period of time while the hospital evaluates and processes the purchase opportunity, for a rental fee, or for an agreed-upon period of time for a placement fee bundled into the price of a disposable products stocking order. Our disposable and reusable ClearPoint products are tightly integrated, which allows us to leverage each new installation of a system to generate recurring sales of our disposable products.

With the acquisition of IRRAS, we have expanded our commercial reach into the neurocritical care and acute intracranial fluid management market. Commercializing the IRRAflow system involves marketing directly to neurosurgeons, neuro-intensivists, critical care physicians, and hospital based neurocritical care teams responsible for the management of intracranial pressure and intracranial fluid drainage. Similar to our ClearPoint model, the IRRAflow system generates recurring revenue primarily through disposable catheters and procedure-specific consumables, while the control unit serves as the durable capital equipment placed within hospitals. We believe that the integration of the IRRAS commercial team with our team will increase our commercial reach and scale, support the growth of the combined installed base, and strengthen our ability to serve both neurosurgical and neurocritical care customers.

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

Manufacturing and Assembly

Our ClearPoint system and SmartFlow Neuro Cannula include off-the-shelf components and custom-made components that are produced to our proprietary specifications by various third parties that we assemble in our Carlsbad, California facility. We use third parties to manufacture certain components to utilize their individual expertise, minimize our capital investment and help control costs. We purchase most custom-made components of our ClearPoint system from single-source suppliers due to quality considerations, lower costs and constraints resulting from regulatory requirements; however, we have identified alternative sources for certain components, and believe additional alternative sources are available, if needed, for other components. Generally, we purchase our components through purchase orders and do not have material long-term contracts with our suppliers for our ClearPoint system or SmartFlow Neuro Cannula.

Our ClearPoint Prism Neuro Laser Therapy System is manufactured exclusively by CLS.

Our IRRAflow system includes a reusable control unit and related hardware accessories, which are manufactured at our San Diego, California facility. We rely on third-party manufacturers for the catheter and other procedure-specific disposables used with the IRRAflow system. We currently source these disposables from single-source suppliers due to their specialized expertise, quality considerations, cost efficiencies, and regulatory requirements. However, we have identified alternative supply sources for these disposables if needed. Our primary contract manufacturers for IRRAflow disposables operate under master service agreements that govern the terms of our supply relationships.

Our facilities are structured to complete component processing, final assembly, packaging and distribution activities for our products which are manufactured in-house. The assembly process is performed in a controlled environment as required by applicable regulation for medical device assembly. Our operations are subject to extensive regulation by the FDA’s Quality Management System Regulation (“QMSR”), which requires that manufacturers have a quality management system for the design and production of medical devices. To the extent we conduct such operations outside the U.S., we would be subject to international regulatory requirements.

Our facilities are FDA-registered, and we believe they are compliant with the FDA’s QMSR. We are also certified to ISO 13485 and the Medical Device Single Audit Program (“MDSAP”). We have instituted a quality management system, under which we have established policies and procedures that control and direct our operations with respect to design, procurement, manufacture, inspection, testing, installation, data analysis, training and marketing. We review and internally audit our compliance with these policies and procedures, which provides a means for continued evaluation and improvement. As required by our quality management system, we undertake an assessment and qualification process for each third-party manufacturer or supplier that we use. Typically, our third-party manufacturers and suppliers are certified to ISO 9001 and/or 13485. We also periodically perform audits on our key third-party manufacturers and suppliers to monitor their activities for compliance with our quality management system. Our facilities, and the facilities of the third-party manufacturers and suppliers we use, are subject to periodic inspections by regulatory authorities, including the FDA and other governmental agencies.

Customers

Medical Devices for Neurosurgical Application

A small number of our hospital customers account for a substantial portion of our revenues from sales of ClearPoint System products and IRRAflow system products. Our five largest hospital customers accounted for approximately 21% of our neurosurgery navigation disposable product revenues in 2025. The addition of the IRRAflow business is expected to continue to reflect a similar concentration of revenue among a limited number of hospital sites.

Biologics and Drug Delivery

As of March 6, 2026, we had commercial relationships with over 60 pharma/biotech, academic, and contract research organization partners who have either evaluated or used our SmartFlow Neuro cannula or our consulting services.

One of these companies, PTC Therapeutics, Inc. and its affiliates (“PTC”), accounted for approximately 15% of our biologics and drug delivery revenues in 2025. One of our directors is PTC's Chief Executive Officer and President. In May 2019, we entered into a supply agreement with PTC (the “PTC Supply Agreement”) pursuant to which we supply certain products and engage in performance of certain services under the terms of mutually agreed upon statements of work. Certain products supplied under the PTC Supply Agreement are subject to limited favored pricing terms for such products intended for human use in clinical or commercial settings.

In November 2020, we entered into an addendum to the PTC Supply Agreement pursuant to which PTC agreed to purchase products in exchange for a minimum quarterly payment in consideration for our commitment to supply such products and provide services consisting of training, preclinical and clinical case support and regulatory support. In January 2023, the addendum to the PTC Supply Agreement was further amended and restated to allow us to provide regulatory support to PTC in additional agreed geographies.

We also entered into a Second Source Manufacturing Agreement in connection with the PTC Supply Agreement (the “Second Source Manufacturing Agreement”). Under the Second Source Manufacturing Agreement, PTC may, at its expense, request that we appoint a backup contract manufacturer to supply products in the event of a supply interruption or a bankruptcy event. The exercise by PTC of its second source manufacturing rights may be subject, in certain cases, to payment by PTC to us of a per-product royalty payment. The Second Source Manufacturing Agreement will continue for the term of the PTC Supply Agreement, subject to certain early termination rights.

Intellectual Property

To maintain a competitive advantage in the marketplace, we seek to develop, maintain and protect the proprietary aspects of our technologies. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect our intellectual property.

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

Patents

We have a significant patent portfolio in the field of neurosurgical and MRI-guided interventions. The acquisition of IRRAS added ten additional patent families with patents in the field of fluid exchange systems, neuromonitoring, and processes. As of March 6, 2026, we own or license over 130 issued patents.

Some of our patents and patent applications are subject to licensing and cross-licensing arrangements in place with third parties.

Trademarks

We have registered trademarks in the United States, the European Union, the United Kingdom, Japan, and China.

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

CLS

In October 2018, we entered into a license and collaboration agreement and a distribution agreement with CLS, which as amended in August 2020, provides us the exclusive global rights to commercialize and sell CLS’s portfolio of products and to collaborate with CLS on the development and commercialization of new products in the neurosurgical field. Pursuant to these agreements, we began commercialization of the ClearPoint Prism Neuro Laser Therapy System in the U.S. in 2022.

UCSF

In 2013, we entered into a license agreement with UCSF that provides for our use of design features developed by UCSF, which we incorporated into our SmartFlow Neuro cannula, and for which we are committed to pay royalties based on our sales of the SmartFlow Neuro cannula.

NE Scientific

In 2022, we entered into a development and license agreement with NE Scientific to incorporate NE Scientific’s GPU-accelerated software solution for modeling of therapies administered to the brain into our products. In consideration of the foregoing, we paid fees for development of the software solution and committed to pay royalties based on (a) per hospital activations of the software solution, and (b) offline applications in which the licensed technology is used.

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

Currently, we are aware of two companies, Monteris Medical, Inc. and Medtronic, which offer devices for laser ablation under direct MRI guidance. In addition, companies such as Brainlab, Medtronic, Elekta, FHC Inc., Integra LifeSciences Holdings Corporation and Neurologica Corporation, a subsidiary of Samsung Electronics Co., offer devices and systems for use in conventional stereotactic neurosurgical procedures, such as surgical navigation workstations, frame-based and frameless stereotactic systems, portable computer tomography scanners and computer-controlled guidance systems. These devices and systems are competitive with our ClearPoint system. Also, Zimmer Biomet Holdings, Inc.’s ROSA® robot is an operating room alternative to the ClearPoint system. Additionally, we could also face competition from other medical device, biotechnology and pharmaceutical companies that have the technology, experience and capital resources to develop alternative navigation and therapy methods.

Following our acquisition of IRRAS, we also participate in the neurocritical care market for intracranial fluid management and intracranial pressure monitoring. In this market, we compete with manufacturers of traditional external ventricular drainage (“EVD”) systems and related monitoring platforms. Key competitors in the EVD market include Medtronic plc, Spiegelberg GmbH & Co. KG, Sophysa, B. Braun, and Integra LifeSciences. While the IRRAflow system is differentiated by its active fluid exchange capabilities, irrigation and drainage features, and continuous monitoring functionalities, these competitors established EVD solutions present a competitive landscape that requires us to drive adoption and differentiate on clinical outcomes, workflow efficiency, and value propositions.

Biologics and Drug Delivery

Drug delivery can be divided into two categories, those that use image-guidance and those that do not. Our main area of focus and expertise is on image-guided drug delivery, in particular as it relates to the use of MRI technology. Other companies, such as Brainlab and Renishaw plc, also offer systems such as navigational platforms and cannulas useful for drug delivery under MRI. These offerings are competitive with our products. These companies have substantially greater marketing, manufacturing, technical, and financial resources than we have. Our preclinical development services business encounters a broad range of competitors of different sizes and capabilities, such as clinical research organizations or government funded not-for profit entities and industry experts.

Regulatory Requirements of the United States Food and Drug Administration

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the U.S. and other countries. Most notably, all our products sold in the U.S. are subject to regulation as medical devices under the federal Food, Drug, and Cosmetic Act (“FDCA”), as implemented and enforced by the FDA. The FDA regulates the following activities that we perform or that are performed on our behalf, to ensure that the medical devices we manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

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

PMA Approval Pathway

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or classified through the de novo process or is not otherwise exempt from the FDA’s premarket clearance and approval requirements. A PMA must generally be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of our own or our third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QMSR. Once a PMA is approved, the FDA may require that certain conditions of approval be met, such as conducting a post market clinical trial.

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

Human Capital Resources

As of March 6, 2026, we had 172 full-time employees, including the 37 employees who joined us in connection with the IRRAS acquisition. None of our employees are covered by a collective bargaining agreement. As a small, innovative company focused on the development and commercialization of technology, we believe that cultural fit and energy are important considerations in recruiting employees. We assess the likelihood that a particular candidate will contribute to our overall goals, and beyond their specifically assigned tasks. We aim to provide market-based compensation to retain our employees. New employees are provided industry-relevant compliance training and are introduced to our Code of Business Conduct and Ethics, which is posted on our website at www.clearpointneuro.com. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and all information contained in this Annual Report before you decide whether to purchase our common stock. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations and prospects would likely suffer, possibly materially. In addition, the trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose part or all of your investment. The matters described below reflect our beliefs and views as to factors, events or contingencies that could materially and adversely affect our business, financial condition, results of operations, and growth prospects, and/or the price of our common shares in the future. References in this section to past events or conditions are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not the factors,events or contingencies discussed below have occurred in the past or their likelihood of occurring in the future.

Risks Related to Our Business and Industry

Our business, financial condition, and results of operations may be adversely affected by general economic and financial market conditions and current and future social and geopolitical instability.

Changes in domestic and global economic conditions, such as persistent inflationary pressure, higher interest rates, changes in monetary policy, declining consumer and business confidence and spending, supply chain disruptions, the introduction of or changes in tariffs or trade barriers, and the potential for global or local recession may adversely impact the demand for our products and services, which could negatively impact our business, financial conditions, and results of operations. The world’s financial markets remain susceptible to significant stresses, including reduced liquidity and access to credit, increased borrowing costs, foreign currency fluctuations, and volatility in the valuations of securities generally. As a result, our ability to access capital markets or other funding sources in the future may be limited or may not be available on commercially reasonable terms, if at all.

Inflationary pressures and elevated interest rates could increase our costs for research and development, supply chain, labor, and other administrative expenses, which could in turn raise the cost of producing and distributing our products and services. In such environments, we may be unable to increase prices sufficiently to offset these higher costs. These impacts could be more pronounced in areas of our business where pricing is governed by long-term contractual arrangements, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures.

In addition, our hospital, pharmaceutical, and biotechnology customers may experience heightened financial and operational pressures as a result of macroeconomic conditions. Such pressures may include increased cost of funding, reduced access to capital markets, cash flow challenges, or difficulties complying with debt covenants. These conditions could, in turn, impede our hospital customers’ ability to provide patient care or reduce budgets for new capital equipment and technologies. Government funding cuts have further constrained hospital and healthcare system budgets, which may limit their ability to invest in new technologies and slow adoption of our products. Our pharmaceutical and biotechnology customers who are engaged in gene and cell therapy development, may face reduced availability of research and development funding, which could slow the pace of innovation, delay clinical trials, or constrain commercialization efforts. Any such customer constraints may adversely affect their willingness or ability to purchase our products and services, or may impair their ability to make timely payments, either of which could negatively impact our business, financial condition, and results of operations. Moreover, broader economic uncertainty, elevated unemployment levels, and rising health insurance premiums, co-payments, and deductibles may lead to cost-conscious consumers pursuing fewer elective or advanced medical treatments, which could reduce procedure volumes and demand for our products and services.

Geopolitical changes and trends such as populism, protectionism, economic nationalism, as well as tariffs, sanctions, and other trade restrictions may become disruptive and costly to our business. The global economy has been, and may continue to be, negatively affected by ongoing conflicts, including Russia’s invasion of Ukraine, instability in the Middle East, and heightened tensions in the Asia-Pacific region, particularly with respect to China and Taiwan. These developments may interfere with our supply chain, manufacturing costs, access to raw materials, and customer relationships. In addition, market uncertainty and volatility in various geographies may be magnified as a result of shifts in U.S. and foreign trade, economic, and regulatory policies following recent elections. Geopolitical uncertainty has also prompted many pharmaceutical and biotechnology companies to prefer sourcing from suppliers located closer to their manufacturing and research operations, or within their home markets, as a strategy to reduce exposure to security risks and cross-border disruptions. If we are unable to align with these preferences or establish sufficient local presence in key markets, our competitiveness with respect to certain international customers may be diminished. Although the majority of our operations are based in the United States, further escalation of geopolitical tensions could make it more costly or difficult to maintain our current international business or expand into additional markets, which could adversely affect our business, financial condition, and results of operations.

We may fail to realize the anticipated benefits of our acquisition of IRRAS, and the combined company may not perform as we or the market expect, which could adversely affect our business, results of operations, and the price of our common stock.

On November 6, 2025, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with IRRAS Holdings, Inc. (“IRRAS”), a medical technology company focused on products used in neurocritical care, including treatments for intracerebral hemorrhage, intraventricular hemorrhage, and other conditions requiring intracranial fluid management. The transaction closed in the fourth quarter of 2025.

We pursued the acquisition based on expectations that the transaction would enhance our commercial scale, expand our presence into neurocritical care, drive operational efficiencies, and support our long term strategy of central nervous system drug delivery innovation. These anticipated benefits are inherently subject to uncertainties and are based on assumptions regarding the performance of the combined businesses. There can be no assurance that the expected synergies, growth opportunities, or operating efficiencies will be realized on the timeline anticipated, or at all. If we do not achieve these anticipated benefits, our financial condition, results of operations, and the market price of our common stock could be adversely affected.

The combined company may not perform as we or the market expect. Risks associated with integrating IRRAS into our business include:

•
integrating the operations, systems, technologies, and personnel of IRRAS is a complex, costly, and time-consuming process, and any failure to do so effectively could adversely affect our financial condition and operating results;
•
differences in corporate cultures, policies, procedures, internal controls, and operating practices may be more difficult or take longer to harmonize than anticipated;
•
key employees of either company may choose not to remain with the combined company, and the loss of such personnel could adversely affect our operations, technical capabilities, or commercial execution;
•
the success of the combined company depends in part on the retention of key customer and supplier relationships, and the merger may cause disruptions or changes in these relationships and behavior that negatively affect revenue;
•
we may incur significant integration related costs, including costs related to aligning systems, processes, facilities, and commercial organizations;
•
we may not have identified, or may have underestimated, liabilities or obligations assumed in the merger, which could result in unexpected litigation, regulatory exposure, accounting charges, increased tax liabilities, or other adverse effects;
•
management’s attention may be diverted from other strategic or operational matters due to the integration process;
•
challenges in modifying, redesigning, or further developing IRRAflow technology for additional therapeutic applications, including longer duration infusions or oncology and drug delivery uses, which may require substantial engineering work, clinical evaluation, and additional regulatory clearances or approvals; and
•
the risk that we may be unable to expand the indications for use of IRRAflow beyond its current FDA-cleared labeling due to technical, clinical, regulatory, or market constraints.

The occurrence of any of these factors, individually or in the aggregate, could materially and adversely affect our business, results of operations, financial condition, and the market price of our common stock.

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

Our future success depends in part on our ability to maintain these relationships and establish new relationships, and our drug delivery customer's continued use of our products and services in their therapeutic programs through their research, development, and commercialization process. Many factors have the potential to impact such collaborations, including our customer’s satisfaction with our performance of services and our products, force majeure, regulatory approval, perceptions in connection with the safety of therapies or delivery mechanisms, our customers’ ability to access adequate and sustainable financing, our customers’ ability to achieve commercial success for their therapies, including overcoming barriers in reimbursement, physician adoption, and patient access to their therapies, and other factors that may be beyond our control. Our drug delivery customers may decide to decrease or discontinue their use of our products and services due to changes in research and product development plans, failures in their clinical trials, financial constraints, utilization of internal resources or services performed by other parties. Cancellation or renegotiation of a large agreement could adversely affect our business and, therefore, may adversely affect our operating results. In addition, we may also enter into agreements with customers for which we are paid a lump sum conditioned upon the achievement of development milestones. Accordingly, in these cases, we bear the risk if we underprice our contracts, overrun our cost estimates, or if there is a failure by us or our customer to achieve the development milestones. Any such events could have an adverse effect on our business, results of operations, financial condition and cash flows.

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

We engage in conversations with drug delivery customers regarding potential opportunities on an ongoing basis. There is no assurance that any of these conversations will result in an agreement, or if an agreement is reached, that the resulting relationship will be successful or that preclinical, clinical, or research studies conducted as part of the engagement will be continued or will produce successful commercial outcomes.

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

Our ClearPoint system and our IRRAflow system may not achieve broad market adoption.

To date, a substantial majority of the sales of our ClearPoint system have been derived from a limited number of hospitals, and the IRRAflow system has also historically been used by a relatively small group of neurocritical care centers. Our future growth depends on our ability to increase physician and hospital awareness of both products and on the willingness of hospitals to adopt our technologies for their neurosurgical and neurocritical care procedures. Neither the ClearPoint system nor the IRRAflow system may gain broad market adoption unless we continue to convince physicians and hospitals of their respective benefits.

Moreover, even if physicians and hospitals understand the potential benefits of our systems, they may still elect not to use them for a variety of reasons, such as:

•
the familiarity of physicians with other devices, drainage systems, or established surgical approaches;
•
lack of exposure to the ClearPoint system or the IRRAflow system during residency or fellowship training, when preferences for surgical and critical care methods are formed;
•
perceptions that there are insufficient clinical benefits of our systems compared to competing technologies or traditional approaches;
•
budgetary constraints with respect to the purchase or placement of our ClearPoint system hardware or the IRRAflow control unit;
•
the pricing of our disposable products, which may be higher than devices used with alternative approaches; and
•
physician perceptions that additional clinical data or real-world evidence is needed to support broader adoption of our technologies.

Our ability to execute our growth strategy and become profitable depends on increased adoption of both the ClearPoint system and the IRRAflow system. Historically, a substantial portion of our revenue has been generated from sales of disposable products used with the ClearPoint system, and the IRRAflow system similarly relies on utilization driven sales of its disposable catheters and consumables. We are therefore highly dependent on growing the installed base and procedure volumes for both systems. We cannot provide assurance that either system will achieve broad market acceptance among hospitals and physicians. Any failure of the ClearPoint system or the

IRRAflow system to achieve meaningful market acceptance and penetration would harm our future prospects and have a material adverse effect on our business, financial condition, and results of operations.

Our future business growth is dependent on our ability to market and sell both the ClearPoint system and the IRRAflow system, and on our ability to integrate and effectively manage a combined commercial team that must support two distinct product platforms; our limited experience selling the ClearPoint system in the operating room may further increase these challenges.

Historically, our commercial efforts have been focused on selling and supporting the ClearPoint system for neurosurgical procedures performed in the MRI suite. Although we recently expanded our ClearPoint navigation technology for use in the operating room through the launches of the SmartFrame Array Neuro Navigation System and Software, the SmartFrame OR Stereotactic System, and ClearPoint Navigation Software Version 3.0, we have relatively limited experience marketing and selling the ClearPoint system in the operating room environment, and our limited experience in this setting may make adoption more difficult, slower, or more costly than we anticipate.

Following our acquisition of IRRAS, our combined commercial organization is also responsible for promoting the IRRAflow system within neurocritical care units. Successfully commercializing both the ClearPoint system and the IRRAflow system requires coordinated and effective sales, marketing, and clinical support across two distinct clinical settings with different decision-makers, clinical priorities, and procurement pathways. The need to grow adoption of two systems in two different hospital environments amplifies the commercial complexity that we must now manage.

Integrating and managing the combined commercial organization presents additional risks, including:

•
aligning sales and clinical support teams that previously operated under different commercial strategies, product expertise, and customer bases;
•
training personnel to effectively promote both stereotactic navigation products and ICU-based fluid management technologies;
•
addressing differing decision makers, sales cycles, reimbursement dynamics, and capital and disposable purchasing processes in the operating room and in neurocritical care units;
•
retaining key sales and clinical specialists from both organizations and maintaining productivity during integration;
•
harmonizing systems and processes, including customer relationship management tools, forecasting, performance metrics, and compensation structures; and
•
allocating sales and clinical resources efficiently across two markets with different competitive landscapes and adoption curves.

Our ability to achieve our business objectives depends on expanding the installed base and procedure volumes for both the ClearPoint system and the IRRAflow system. If we are unable to overcome the challenges associated with our limited operating room experience, or if we cannot integrate the combined commercial teams effectively to support both platforms, we may fail to achieve anticipated growth. Any such failure could have a material adverse effect on our business, financial condition, and results of operations.

Our long-term growth depends on our ability to compete effectively in the neurosurgery and neurocritical care markets by developing and commercializing new products and services through our research and development efforts, independently and through third-party collaborations, including key development work required to support broader adoption of the IRRAflow system.

Our future business prospects depend in part on our ability to develop and commercialize new products and services, such as the Company’s proprietary robotic neuro-navigation system. Following our acquisition of IRRAS, our growth also depends on our ability to complete certain research and development initiatives related to the IRRAflow system, including enhancements to its workflow, expansion of its labelling, as well as potential design modifications or product improvements that may be necessary to expand clinical use or improve adoption in neurocritical care settings. If we are unable to complete these development efforts successfully, or if they take longer or cost more than anticipated, adoption of the IRRAflow system may be limited.

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

We might be unable to successfully commercialize our marketed products or services or obtain authorization to market new products. The success of any new product offering, including enhancements or next generation versions of the IRRAflow system, will depend on numerous factors, including our ability to:

•
properly identify and anticipate customer needs across neurosurgery and neurocritical care;
•
identify, retain, and manage third-party design and development firms, where appropriate, to accelerate development;
•
develop and introduce new products, enhancements, or modifications in a timely manner;
•
adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
•
obtain and retain third-party licenses required for the development, commercialization, and/or utilization of new products;
•
demonstrate the safety and efficacy of new products;
•
obtain the necessary regulatory authorizations to market new products, including any enhancements or expanded indications for the IRRAflow system;
•
deliver products and services at a price point that is both profitable and acceptable to the market; and
•
secure our supply chain to ensure we can continue to deliver products in a timely fashion to all geographies.

If we do not develop and obtain regulatory authorization to market new products in time to meet market demand, or if demand for these products, including future versions or enhancements of the IRRAflow system, does not materialize as expected, our results of operations will suffer. Our internal research and development efforts and our outsourced design and development initiatives may require substantial investment of time and resources before we can determine the commercial viability of a new product, technology, or modification. Even if we are able to develop enhancements or new generations of our products successfully, they may not produce sales that exceed the costs of development, and they may be rendered obsolete by changing customer preferences or the introduction of competing technologies.

Limitations in the existing clinical evidence for the IRRAflow system may affect clinical and commercial adoption.

The existing clinical literature regarding the IRRAflow system has significant limitations, and further clinical studies may be required to demonstrate safety and effectiveness of the device. If additional supportive data is not generated, clinical acceptance and broader commercial adoption of the IRRAflow system could be adversely affected.

The clinical evidence currently available regarding the IRRAflow system consists primarily of retrospective studies, small case series, single-center experiences, feasibility studies, and other observational analyses, many of which involve limited patient populations, lack randomization or control groups, and may not be powered to demonstrate statistically significant differences in clinical outcomes. As a result, their findings may be subject to bias and other methodological limitations inherent in non-randomized and small-scale research.

Because the majority of available clinical data is derived from retrospective or observational analyses, it may not provide the same level of evidentiary support as large scale prospective, randomized controlled trials. In addition, the differences in study design, patient selection, treatment protocols, and endpoints may limit the comparability and generalizability of the outcomes reported in the clinical data. These factors may make it more difficult to draw definitive conclusions regarding the safety, efficacy, or clinical benefit of the IRRAflow system based on the current available data.

Regulatory authorities, healthcare providers, payors, and other stakeholders may require more robust clinical evidence, including larger, well controlled prospective studies, before supporting broader adoption, reimbursement or expanded indications for the IRRAflow system. Future clinical studies may not produce favorable results, or they may not confirm the findings of the earlier reported data. If future data fails to demonstrate the safety and efficacy of the IRRAflow system, or if additional studies are required and we cannot complete them in a timely or cost-effective manner, our ability to commercialize the IRRAflow system could be adversely impacted.

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

A small number of our customers account for a substantial portion of our revenues. In 2025, one pharmaceutical customer, a related party as described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report, for whom we provide clinical services in support of the customer’s clinical trials and earn a quarterly fee, accounted for 8% of our total revenues, and 15% of our biologics and drug delivery revenue. Our five largest hospital customers account for approximately 21% of our revenues from selling medical devices for neurosurgical applications. Revenues from almost all our customers are not based on long-term, committed volume purchase contracts, and we may not continue to generate a similar level of revenues from our largest customers, or any other customer. Because of our current customer concentration, our revenues could fluctuate, possibly significantly, due to a reduction or delay in our biotechnology and pharmaceutical customers’ preclinical studies or clinical trials, or in orders from any of our significant hospital customers, which could harm our business and results of operations.

We rely on single facilities for manufacturing and performance of services, which exposes us to significant risk of disruption.

Our internal manufacturing operations are generally conducted at single locations, which may limit our ability to provide an adequate supply of our products, and any disruption at these facilities could render us unable to produce our products, increase our expenses and decrease our revenue. Currently, final assembly of many of our products’ components for our ClearPoint System occurs at our Carlsbad, California facility, in an area that is at risk of experiencing serious fires and power outages and is considered to lie in an earthquake risk zone. Following our acquisition of IRRAS, we also relied on IRRAS’s manufacturing facility in San Diego, California, where the manufacturing of the reusable control unit and hardware for the IRRAflow system is performed. This San Diego facility is similarly exposed to regional risks, including wildfires, seismic activity, and potential utility interruptions. In addition, we may face additional risks associated with integrating and maintaining manufacturing operations acquired from IRRAS.

If either our Carlsbad or San Diego facility experiences a disruption, we would have no other means of assembling our products until we are able to restore the manufacturing capability at our current facility or develop the same capability at an alternative facility. We do not maintain backup manufacturing facilities for these operations, making us highly dependent on the continued availability and performance of our Carlsbad and San Diego sites.

In addition, our biologics and drug delivery research and development service capabilities are performed at a single facility in San Diego, California. We do not maintain a backup site for performance of these services, which makes us vulnerable to disruption. If our San Diego facility were to become unavailable due to natural disasters, power outages, fires, earthquakes, or other unforeseen events, we would be unable to continue providing research and development services to our customers until operations could be restored or replicated at another facility, which could delay our service activities and negatively impact our business and our future relationships with customers.

A disaster or disruption could damage, destroy, or delay our manufacturing or service operations, which could lead to additional expenses and decreased revenue due to our inability to supply products and services. The insurance we maintain may not cover, in whole or in part, our losses in any particular case. With or without insurance, damage to our facilities due to a natural disaster or casualty event could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on single-source suppliers for components, finished products and services could harm our ability to meet demand for our products or services in a timely manner or within budget.

Many of our components, component assemblies, and finished products are provided to us by single-source suppliers. This includes the catheter and other procedure-specific disposables used with the IRRAflow system, which we currently source from third-party manufacturers with specialized expertise and established quality systems. These manufacturers supply IRRAflow disposables under master service agreements that govern the terms of our supply relationships. While we have identified alternative sources for certain IRRAflow disposables, we do not currently maintain multiple qualified suppliers for all of these products.

The ClearPoint Prism Neuro Laser Therapy System is supplied to us by CLS, and we rely on CLS as a single-source supplier for this product. CLS may itself rely on single source suppliers for certain components, subassemblies, or materials used in the manufacture of the ClearPoint Prism Neuro Laser Therapy System. Any disruption or delays in CLS’s supply chain, including disruptions affecting their own single-source suppliers, could adversely impact the availability, cost, or performance of the product and, in turn, our ability to support customer demand.

We generally purchase components and component assemblies for the ClearPoint System through purchase orders rather than long-term supply agreements. We generally do not maintain large volumes of inventory for components, component assemblies, or finished products for the ClearPoint System. While alternative suppliers exist and have been identified for substantially all components of the ClearPoint System, the disruption or termination of the supply of components and component assemblies could cause a significant increase in the cost of these components, which could affect our operating results. We also depend on single-source service providers for many of the services that we need to produce our products.

Our dependence on a limited number of third-party suppliers and service providers and the challenges we may face in obtaining adequate supplies and services involve several risks, including limited control over pricing, availability, quality and delivery schedules. A disruption or termination in the supply of components or finished products could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation. Disruptions in the global supply chain could negatively affect our single-source suppliers and could further exacerbate the risk that we are unable to meet the demand for our products. Furthermore, if we are required to change the supplier of a key component or component assembly of our products, we may be required to verify that the new supplier maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. Disruptions to our service providers could impact our ability to provide products to our customers, damage our customer relationships, and cause material adverse impacts to our financial results. The delays associated with the verification of a new supplier or service provider could also adversely affect our ability to meet demand for our products and services.

Our use of hazardous materials in manufacturing and in the conduct of services may exposes us to significant health, safety, environmental, and regulatory risks.

We may use, store, generate, handle, and dispose of hazardous materials, including but not limited to chemicals, solvents, reagents, and radioactive isotopes used for biomarkers in testing, in our operations and services. These types of activities are subject to an extensive, evolving framework of environmental, health, safety, nuclear-materials, and transportation laws and regulations in the jurisdictions where we operate, which may include licensing and permit requirements, employee exposure limits, monitoring and reporting obligations, and strict rules governing storage, transport, and waste disposal. Despite our policies and training, hazardous materials incidents may occur, including spills, releases, contamination, accidental exposures, or improper handling or disposal.

Any such incident or any failure to obtain, maintain, or comply with applicable permits and licenses could result in enforcement actions; civil, criminal, or administrative penalties; remediation and decontamination obligations; shutdowns or restrictions on use of our facilities; product or service delays; and claims for personal injury, property damage, or environmental harm. Certain environmental laws can impose strict, joint and several liability for contamination, which could make us responsible for costs regardless of fault. Radioactive materials carry additional requirements for specialized facilities, training, monitoring, recordkeeping, waste management, and decommissioning. We also may depend on third parties to handle hazardous and radioactive materials safely, and their non-compliance or incidents could disrupt our operations, expose us to liability, or damage our reputation.

Compliance costs can be significant and may increase over time due to more stringent standards, expanded enforcement priorities (including with respect to emerging contaminants), or changes in how hazardous and radioactive materials are classified, transported, or disposed. We may incur capital or operating expenditures to achieve or maintain compliance, to obtain or renew licenses, or to complete decommissioning and site-closure activities.

Although we maintain insurance that we believe to be customary for our industry, such insurance may not be available on commercially acceptable terms, may contain significant exclusions (including for radiation-related losses), retentions, or limits, and may not cover all potential liabilities, costs, or damages arising from hazardous or radioactive materials. We may be unable to obtain or maintain adequate insurance coverage in the future, premiums could increase materially, and losses could exceed our policy limits. Any uninsured or under-insured liability, as well as any significant increase in insurance costs, could materially and adversely affect our business, financial condition, results of operations, and reputation.

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

In the United States, our SmartFlow Neuro cannula has received 510(k) clearance from the FDA for the aspiration of CSF, or injection of Cytarabine into the ventricles and a De Novo marketing authorization for the intraputaminal administration of eladocagene exuparvovec-tneq for the treatment of adult and pediatric patients with AADC deficiency. The SmartFlow Neuro cannula has also been CE marked for use in the EU for the delivery of approved fluids into the brain or aspiration of CSF. The SmartFlow Neuro cannula is being utilized in approved combination product clinical and preclinical studies by pharmaceutical companies and academic research customers for various research and clinical trials in connection with delivery of therapeutic agents. The growth of our drug delivery and biologics business is dependent upon our pharmaceutical company customers’ ability to obtain regulatory approval for the use of the SmartFlow Neuro cannula for delivery of their therapeutic agent, and/or our ability to expand the cleared indications for our SmartFlow Neuro cannula to include delivery of our pharmaceutical company customers’ therapeutic agents. To the extent that our pharmaceutical partners are not successful in obtaining regulatory approval, or if we are unable to expand the cleared indications for use of our SmartFlow Neuro cannula, we may not be able to grow our business.

Following our acquisition of IRRAS, we may also seek new or expanded indications for use of the IRRAflow system, including indications related to subdural hematomas, extended-duration infusions, oncology, intracranial drug delivery, or other therapeutic areas beyond the system’s current cleared uses. Any such expanded indications or new claims for IRRAflow system may require additional 510(k) submissions or FDA approval of a PMA, depending on the nature and scope of the proposed indication. Certain expanded claims, particularly those involving new therapeutic modalities, extended treatment durations, or the delivery of pharmaceutical agents, may also require clinical trials to support FDA clearance or approval. If we pursue new indications or claims that we believe are important for broader clinical adoption or commercial success of IRRAflow system, the FDA may decline to grant the requested clearance or approval. Likewise, to the extent clinical studies are required, we may not successfully complete these studies, or may lack the financial or operational resources necessary to initiate or support them. If we are unable to obtain expanded indications or new claims for the IRRAflow system, our ability to grow this part of our business may be limited.

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

Our role as a collaborator, funder, and sponsor of current and future clinical studies in connection with the IRRAflow system requires significant resources, and in some cases, may limit our ability to control the conduct and outcomes of these studies. Negative or unfavorable results from these clinical studies could adversely impact adoption of our IRRAflow products.

We participate in a range of clinical research activities in connection with the IRRAflow system, including serving as a collaborator with third-party institutions, providing funding for investigator-initiated trials, and acting as the sponsor of company-initiated clinical studies. These activities require substantial financial, operational, and personnel resources. Our ability to initiate, manage, or continue these studies depends on the availability of internal resources, including qualified clinical, regulatory, and administrative personnel, as well as adequate funding. If we are unable to allocate sufficient resources, we may experience delays, interruptions, modifications, or terminations of ongoing or planned studies.

Where we support or collaborate on certain studies, we may have limited control over the design, timing, conduct, data collection, analyses, or publication of results. Investigators and institutions generally retain independent rights to publish study outcomes, and we may not be able to influence the nature, timing, or interpretation of such publications. Results from these studies, whether conducted by us or independently by third parties, may be negative, inconclusive, inconsistent with our expectations, or otherwise unfavorable.

Any current or future negative, inconclusive, or unexpected results, or the publication of data that is perceived as unfavorable, could reduce physician or patient confidence in the IRRAflow system, impair market acceptance, limit commercial adoption, or harm our reputation. In addition, delays or failures in our clinical research efforts could adversely affect our ability to obtain regulatory clearances or approvals for new indications for IRRAflow, expand market opportunities, or support reimbursement initiatives. Collectively, these risks could have a material adverse effect on our business, financial condition, and results of operations.

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

•
the need to hire additional personnel to promote and support our products outside of the U.S.;
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

Our acquisition activities, including our recent acquisition of IRRAS, may expose us to heightened cybersecurity risks that could adversely affect our business, financial condition, and results of operations.

We may engage in acquisition activity as part of our growth strategy, including our recent acquisition of IRRAS. Newly acquired companies may rely on information and operational technology systems that differ materially from our own and may not have cybersecurity protections comparable to those we have implemented. The integration of core systems and processes for such transactions often occurs after closing, which may create an elevated risk of cyber incidents during the intervening period. We may be subject to the data risks and cybersecurity vulnerabilities of an acquired company until we have had sufficient time to fully integrate the acquired company's customers, operations, and systems into our own infrastructure. Although we conduct due diligence with respect to the cybersecurity policies, procedures, and controls of our acquisition counterparties, there can be no assurance that such diligence will identify all material vulnerabilities, or that our policies, procedures, controls, and information security protocols will be sufficient to withstand a cyber-attack or other security breach with respect to the companies we acquire, particularly during the period between closing and final integration. Integrating newly acquired companies and implementing appropriate cybersecurity controls may be more resource-intensive and time-consuming than anticipated, and failure to appropriately integrate new acquisitions into our cybersecurity and information technology systems could lead to vulnerabilities and make our systems more complex to secure. In addition, if an acquired business's cybersecurity controls are materially weaker than ours, we may be exposed to existing cyber risks not identified prior to the acquisition that could impact our core operations until mitigated. Any such cybersecurity incident arising from or relating to an acquisition could result in significant business disruption, remediation costs, regulatory proceedings, private litigation, reputational damage, and loss of customer confidence, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We may acquire other businesses, form joint ventures, or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions or investments in other companies or technologies. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our offerings or distribution. We have limited experience with acquiring or investing in other companies and forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition or investment candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, or joint venture.

To finance any investments, acquisitions or joint ventures, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

We face additional risks related to acquisitions, now and in the future, that may divert our management's attention, result in dilution to our stockholders, and consume resources that are necessary to sustain and grow our existing business. In particular:

•
we may become subject to litigation, investigations, proceedings, fines or penalties arising from or relating to the transaction or the acquired business, and any resulting liabilities may exceed our forecasts;
•
we may acquire businesses with different revenue models, customer concentration risks, and contractual relationships that are difficult to integrate or manage;
•
we may assume long-term contractual obligations, commitments or liabilities (for example, those relating to leased facilities), which could adversely impact our efforts to achieve and maintain profitability and impair our cash flow;
•
we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges;
•
the acquisition may create a drag on our overall revenue growth rate, which could lead analysts and investors to reduce their valuation of our company;
•
we may be exposed to existing cybersecurity risks not identified prior to an acquisition that could impact our core operations until mitigated; and
•
if an acquired business's cybersecurity controls are materially weaker than ours, we may face heightened exposure to threats that compromise our core operations until such weaknesses are identified and remediated.

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

We have incurred losses in each year since our inception in 1998 that have resulted principally from costs incurred in connection with our sales and marketing activities, research and development efforts, manufacturing activities and other general and administrative expenses associated with our operations, and we may continue to incur losses as we continue to invest capital in the sales and marketing of our products and services, and growth of our business generally.

As a result of the numerous risks and uncertainties associated with developing medical devices and with our biologic and drug delivery customers’ development of safe and effective drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Our profitability will depend on revenues from the sale of our products and services. Additionally, increases in our various costs that may be the result of inflationary pressures could further reduce our sales and profitability. We cannot provide any assurance that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Because of our relatively limited commercialization history in our biologics and drug delivery business, we have limited insight into the trends that may emerge and affect our business. In addition, following our acquisition of IRRAS, we also have limited insight into the trends, operational challenges, and market dynamics associated with operating a business in the neurocritical care space. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our stock price or cause us to cease operations.

We currently have significant debt and may incur additional debt. Failure by us to fulfill our obligations under the applicable debt agreements may cause repayment obligations to accelerate. These agreements also contain certain covenants that restrict our operational and financial flexibility.

Under the 2025 NPA, the aggregate amount of our indebtedness, as of December 31, 2025 was $50.9 million.

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

In addition, the 2025 NPA includes certain affirmative and negative covenants, that, among other things, may limit our ability to: create liens on assets; incur additional indebtedness; make investments; make acquisitions and other fundamental changes to our business; and sell and dispose of property or assets.

Further, in the event of default by us under the 2025 NPA, the lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the 2025 NPA which would harm our financial condition.

Our ability to make payments on our existing or any future debt will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. It will also depend on financial, business or other factors affecting our operations, many of which are beyond our control. We will need to use cash to pay principal and interest on our debt, thereby reducing the funds available to fund operations, strategic initiatives and working capital requirements. If we are unable to generate sufficient cash to service our debt obligations, an event of default may occur under the 2025 NPA which could result in an acceleration of such debt upon which we may be required to repay all the amounts outstanding under our debt instruments. Such an acceleration of our debt obligations could harm our financial condition.

We expect to need additional funding for our combined business following the acquisition of IRRAS, and we may not be able to raise capital when needed or on terms that are acceptable to us. If we fail to obtain necessary financing, we may be forced to delay, reduce, or eliminate commercialization efforts, product development activities, integration initiatives, or other aspects of our operations.

The cumulative net loss of the combined company from our inception through December 31, 2025 was approximately $216.9 million, and net cash used in operations was $23.9 million for the year ended December 31, 2025. Since inception, we have financed our operations principally from the sale of equity securities and the issuance of notes payable. At December 31, 2025, we had cash and cash equivalents totaling $45.9 million, driven primarily by 2025 note issuances, a 2025 stock sale, and a 2024 public offering, as discussed in Notes 9 and 11 to the consolidated financial statements included elsewhere in this Annual Report. On November 7, 2024, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, as sales agent, to sell shares of our common stock having aggregate sales proceeds of up to $50 million. As of December 31, 2025, we have not sold any shares of common stock under this agreement.

The acquisition of IRRAS has expanded our product portfolio and commercial footprint but has also increased our operating expenses and capital requirements. In addition to funding the ongoing commercialization of our ClearPoint platform, we must now support the IRRAflow system, integration-related activities, expanded sales and clinical support functions, and the continued development and adoption of both product lines. As a result, our future cash needs may be greater than previously anticipated.

In connection with the IRRAS acquisition, we also assumed certain known and unknown liabilities and obligations, including potential obligations relating to IRRAS’s historical operations, existing contractual commitments, product warranties, product performance issues, regulatory compliance matters, clinical data or study obligations, intellectual property matters, and any pending or future claims or litigation. If these liabilities or obligations are greater than expected, or if additional obligations arise that were not identified at the time of the acquisition, we may be required to dedicate additional financial or managerial resources, which could increase our cash requirements and adversely affect our business, results of operations, or financial condition.

Our plans for the next twelve months reflect our expectation of increased revenues from sales of our hardware products and related disposable products, driven by greater utilization of the ClearPoint system and IRRAflow system at existing installed sites, and the installation of the ClearPoint system and IRRAflow system at new sites. We also expect continued payments from strategic partnerships, consulting services, and the sale of systems and disposables to our pharmaceutical partners for gene and stem cell therapy trials. We anticipate increases in operating expenses over the next twelve months to support these activities, with corresponding decreases in operating losses and cash used in operations. However, there can be no assurance that we will achieve these results.

As a result of the foregoing, it is uncertain whether we will need to seek additional funds through the sale of equity or debt securities, which would likely result in dilution to existing stockholders, the establishment of one or more credit facilities, or strategic partnerships or other collaborative arrangements. There is no assurance that we will be able to obtain additional financing on commercially reasonable terms, if at all, or that any financing we obtain will be sufficient to meet the needs of the combined company. If we are not able to obtain additional funding on a timely basis, we may be unable to achieve anticipated operational or financial results, satisfy our obligations as they become due, or fully execute our integration or growth strategies. An inability to raise a sufficient amount of additional capital would create substantial doubt about our ability to continue as a going concern.

The funding requirements for our business will depend on many factors, including:

•
the timing of broader market acceptance and adoption of our ClearPoint platform and IRRAflow system products and services;
•
the timing of approval, commercialization, and successful adoption of gene and cell therapies delivered using our ClearPoint platform;
•
the scope, rate of progress, and cost of our ongoing product development activities relating to the ClearPoint system and the IRRAflow system;
•
the cost and timing of integrating and expanding our sales, clinical support, marketing, and distribution capabilities and other corporate infrastructure, including those required for the combined ClearPoint system and IRRAflow product lines;
•
the cost and timing of establishing inventories at levels sufficient to support our expanded product portfolio;
•
the scope, rate of progress, and cost of research and development activities relating to new products;
•
the effect of competing technological and market developments;
•
the costs, terms, and timing of any future investments or acquisitions, or collaborative, licensing, or other arrangements that we may establish;
•
the cost and timing of currently initiated and future clinical studies for both ClearPoint and IRRAflow technologies;
•
the cost and timing of regulatory filings, clearances, and approvals across our combined product portfolio; and
•
the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights.

Raising additional funds may cause dilution to existing stockholders, restrict our operations, or require us to relinquish proprietary rights.

Raising additional funds may cause dilution to existing stockholders, further restrict our operations, or require us to relinquish proprietary rights. To the extent we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect such existing stockholders’ rights. We have already entered into debt financing arrangements that restrict our ability to take certain actions, such as incurring additional debt, making certain capital expenditures or declaring dividends, and any future debt financing may impose similar or additional restrictions. If we secure additional funds through arrangements with a strategic or other collaboration partner, we may have to relinquish valuable rights to our technologies, products or product candidates or grant licenses on terms that are not favorable to us. Any of these events could adversely affect our ability to achieve our commercialization and/or product development goals and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The Inflation Reduction Act (“IRA”), aimed at curbing inflationary pressures, may have direct and indirect consequences for pharmaceutical and biotech companies in the context of their research and development expenditures. In particular, the IRA measures to control inflation have implications for future drug pricing. Our pharmaceutical and biotech customers rely on predictable pricing to fund research and development efforts. If pricing flexibility is constrained, these companies may limit spending on their pipeline, which may adversely affect the future revenue of our biologics and drug delivery business. The One Big Beautiful Bill Act includes significant reductions in Medicaid funding, which could impact demand and reimbursement for our products and the therapies of our pharmaceutical and biotech customers. It is unknown what form any future changes or any law would take and how or whether it may affect our business in the future.

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

As sponsors pursue indications beyond rare or severe diseases, the FDA may apply more conservative benefit-risk standards, require larger or longer trials, or seek additional evidence of long-term efficacy and safety. In addition, periodic resource or staffing constraints at the FDA can extend review cycles, inspections, or regulatory correspondence. Any such changes or delays may postpone approvals or commercial launches of CGTs that rely on our products, which could result in lower utilization, deferred orders, and reduced revenues.

A government shutdown or prolonged lapse in federal appropriations could materially delay or disrupt FDA review and approval processes critical to our business, which could have a material adverse effect on our financial condition and results of operations.

Our business depends significantly on the timely review and clearance or approval of our products and our customers' products by the FDA. During a federal government shutdown or lapse in congressional appropriations, the FDA may furlough significant portions of its workforce, suspend or substantially delay the review of pending 510(k) submissions, de novo requests, PMA applications, and other regulatory submissions, and cease accepting new applications for the duration of the shutdown. Any such disruption could delay the clearance or approval of our products or our customers' products, including cell and gene therapies that rely on our delivery devices and systems, and could postpone the commercial launch of products that are critical to our growth strategy. In addition, FDA inspections necessary to support product approvals or manufacturing compliance may be suspended or significantly delayed during a shutdown period, further extending regulatory timelines. Our drug delivery customers, whose programs depend on timely FDA action, may experience delays in clinical trial authorizations, combination product reviews, or approval decisions, which could reduce their demand for our products and services and adversely affect our revenues. Similarly, any expanded indications we may seek for our products could be subject to extended review timelines as a result of a shutdown. The recent government shutdown, between October 1, and November 12, 2025, was the longest in history and paused new fee applications and slowed review timelines for 43 days. The duration and frequency of future government shutdowns are inherently unpredictable, and a prolonged shutdown could have compounding effects on our regulatory pipeline and those of our customers. Any such delays or disruptions could have a material adverse effect on our business, financial condition, and results of operations.

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

We and some of our third-party suppliers are required to comply with the FDA’s QMSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products and product candidates. We and our suppliers will also be subject to the regulations of foreign jurisdictions regarding the manufacturing process to the extent we market our products in these jurisdictions. The FDA enforces the QMSR through periodic and unannounced inspections of manufacturing facilities. Our ClearPoint manufacturing facilities were last subject to an ISO 13485 surveillance audit and MDSAP surveillance audit in January 2025. We anticipate that we and certain of our third-party suppliers will be subject to future inspections. The failure by us or one of our third-party suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations, could result in enforcement actions against us, which could impair our ability to produce our products in a cost-effective and timely manner to meet our customers’ demands. If we fail to comply with the FDA’s QMSR or any applicable state equivalent, we would be required to incur the costs and take the actions necessary to bring our operations into compliance, which may have a negative impact on our future sales and our ability to generate a profit.

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
•
Sales of our common stock by us or our stockholders in the future;
•
Risks, uncertainties, or unexpected developments related to our acquisition of IRRAS, including challenges with integration, realization of anticipated synergies, assumptions of liabilities, impacts on our financial results, or market perceptions of the acquisition and its success or failure; and
•
Trading volume of our common stock.

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

We have 90,000,000 shares of common stock authorized, and 29,663,875 shares outstanding as of March 6, 2026. As a result, our Board of Directors will be able to issue a substantial number of additional shares of common stock, without seeking stockholder approval. In addition, provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger, acquisition or change of control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions:

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

Our business exposes us to potential product liability risks that are inherent in the manufacturing, marketing and sale of medical devices. We may be held liable if our products cause injury or death or are found otherwise unsuitable or defective during usage. Our ClearPoint system, ClearPoint Prism Neuro Laser Therapy System, IRRAflow system, and other products may incorporate mechanical and electrical parts, complex computer software and other sophisticated components, any of which can have defective or inferior parts or contain defects, errors or failures. Complex computer software is particularly vulnerable to errors and failures, especially when first introduced.

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

To date, we do not have redundant facilities. We conduct many of our activities, including research and development, component processing, final assembly, packaging and distribution activities for most of our products, at our facilities located in Southern California, which is a seismically active area that has experienced major earthquakes in the past, as well as other natural disasters, including wildfires. We have taken precautions to safeguard our facilities, including obtaining business interruption insurance. However, any future natural disaster, such as an earthquake or a wildfire, pandemics, or other unanticipated catastrophes, such as telecommunications failures, cyberattacks, or terrorist attacks, at any of the locations in which we or our key partners, suppliers and customers do business, could significantly disrupt our operations, and delay or prevent product assembly, performance of services, and product shipment during the time required to repair, rebuild or replace our facility, which could be lengthy and result in significant expenses. Furthermore, the insurance coverage we maintain may not be adequate to cover our losses in any particular case or continue to be available at commercially reasonable rates and terms. In addition, our facilities may be subject to shortages of electrical power, natural gas, water and other energy supplies. Any future shortage or conservation measure could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

We place a high priority on cybersecurity, information security, and securing confidential business information and personal information that we receive and store related to our customers and employees. Our Audit Committee oversees the cybersecurity risks we face. In connection therewith, a Cybersecurity Steering Committee, which consists of our Chief Financial Officer, Chief Operating Officer, General Counsel, Vice President of Software Development, and Vice President of Regulatory Affairs, was formed to identify material risks and cybersecurity threats arising in our business.

Our Audit Committee receives updates from the Cybersecurity Steering Committee at least annually, which cover topics related to information security, privacy, and cyber risks and risk management processes, including the status of significant cybersecurity incidences and projects designed to strengthen our information security posture. Our Audit Committee is also responsible for ensuring that our Board of Directors also receives periodic reports with respect to the status and management of our cybersecurity risks.

The Cybersecurity Steering Committee, in collaboration with delegates from our business and functions, is responsible for implementing our enterprise-wide cyber security and information security strategy, employee training and compliance, and managing policies and processes for our information technology standards, product security, and privacy. As a member of the Cybersecurity Steering Committee, our Vice President of Software Development provides experience devising effective cybersecurity management practices in the areas of both software and product development, including risk evaluation, impact assessment, security threat modelling, cybersecurity mitigation strategies, residual risk acceptability and methodologies for security risk verification. He has led the integration of our medical device software into hospital and research institutions in compliance with the extensive cybersecurity requirements of those institutions. In addition to our internal Company resources, the Cybersecurity Steering Committee also regularly consults with external advisors and specialists regarding opportunities and enhancements to strengthen its practices and policies. We also engage with third-party consultants to manage the infrastructure and security of our information technology landscape.

Our cybersecurity program includes:

•
Penetration testing of internal information technology systems and review of program maturity based on the National Institute of Standards and Technology cybersecurity framework;
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

As part of our cybersecurity program, we have adopted an incident response plan, under which the Chairs of our Board of Directors and Audit Committee are informed by the Cybersecurity Steering Committee of any cybersecurity incidents that have the potential to materially adversely impact us or our information systems. To date, no attempted cyber-attack or other attempted intrusion on our information technology networks has resulted in a material adverse impact on our operations or financial results, or in any penalties or settlements.

Our acquisition of IRRAS in November 2025 did not result in any changes to our cybersecurity governance structure, oversight responsibilities, or risk management framework. We expect to integrate IRRAS into our cybersecurity program during 2026.

ITEM 2. PROPERTIES.

We lease approximately 7,500 square feet of space in Solana Beach, California, which serves as our corporate headquarters and houses certain management and research-and-development personnel. We also lease an approximately 20,000 square-foot industrial building in Carlsbad, California to use as an office and manufacturing facility. In 2025, we entered into a lease of approximately 30,000 square feet of space within a life science building in San Diego, California to perform research and development services for our pharmaceutical and biotech customers. In connection with the IRRAS acquisition, we also assumed a lease for a facility located in San Diego, California, consisting of approximately 21,200 square feet used for manufacturing and office purposes. We believe that these facilities are sufficient to meet our current purposes, and that additional space can be obtained on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may be subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversions of management resources and other factors. As of the date of filing this Annual Report, there is no material pending legal proceeding to which we are a party or to which any of our property is subject.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “CLPT.”

Holders

As of March 6, 2026, we had 29,663,875 shares of common stock outstanding and no shares of preferred stock outstanding. As of March 6, 2026, we had approximately 184 stockholders of record. The approximate number of stockholders of record is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The table below is a summary of purchases of our common stock we made during the quarter ended December 31, 2025. Other than as reported in the table below, we did not purchase any shares of our common stock during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1 - October 31	7,480	$26.11
November 1 - November 30	-	$-
December 1 - December 31	-	$-

(1) These shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

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

Overview

We are a commercial-stage medical device company that develops and commercializes integrated systems used in minimally invasive neurosurgical procedures in the brain. We have deployed significant resources to fund our efforts to develop the foundational capabilities for enabling MRI-guided interventions, building an intellectual property portfolio, and identifying and building out commercial applications for the technologies developed by our company. Over the past several years, we have expanded our capabilities beyond the MRI suite to include operating room based neurosurgical device products and a growing portfolio of services that support pharmaceutical and biotechnology partners developing gene and cell therapies. In 2025, with the acquisition of IRRAS, we expanded our portfolio into neurocritical care, focusing on treatments for intracerebral hemorrhage, intraventricular hemorrhage, and other conditions requiring intracranial fluid management.

Our business today consists of two integrated components: (i) a business providing medical devices for neurosurgical applications, and (ii) a business focused on partnerships in the biologics and drug delivery space.

Our primary medical device product, the ClearPoint system, is an integrated system comprised of hardware components, disposable components, and intuitive, menu-driven software. The primary applications for the ClearPoint system are to target and guide: (a) the insertion of deep brain stimulation electrodes, biopsy needles, and laser catheters; and (b) the infusion of pharmaceuticals into the brain. The ClearPoint system was originally designed for use in an MRI setting. In 2021, we launched the SmartFrame Array Neuro Navigation System and Software, which allows for operating room placement of the ClearPoint system and completion of the procedure in the MRI suite. In 2024, we introduced the SmartFrame OR Stereotactic System to the market, which allows for complete procedures to be performed in the operating room. In 2025, we released the ClearPoint Navigation Software Version 3.0, which allows for the ClearPoint system navigation software to support end-to-end procedures in the operating room.

In 2022, we commenced commercialization of the ClearPoint Prism Neuro Laser Therapy System, a laser ablation system. The ClearPoint Prism Neuro Laser Therapy System was developed and is manufactured for us by CLS. We have exclusive global rights to commercialize the system for neuro applications.

In 2025, through the acquisition of IRRAS, we added the IRRAflow system to our portfolio of medical devices. The IRRAflow system integrates continuous irrigation, drainage, and real-time intracranial pressure monitoring to provide controlled, automated intracranial fluid management within neurocritical care and operating room settings.

The second component of our business is focused on partnerships in the biologics drug and delivery space, supporting our customers from the earliest stages of their research through their clinical study and commercialization process. Since 2021, a growing and significant part of the revenue from our business has been derived from preclinical development services, which include protocol consultation and solutions for preclinical study design and execution. Our consulting services include a core competency of in vivo biology services in large and small research models to assist our customers with establishing drug safety prior to and in support of their human clinical trials.

Currently, we have more than 60 biologics and drug delivery customers who are evaluating using our products and services in trials to inject gene and cell therapies directly into the brain. These partnerships involve drug development programs that are at various stages of development ranging from preclinical research to late-stage regulatory trials for multiple distinct disease states. This part of our business potentially represents the largest opportunity for growth; however, our ability to grow in this market is dependent on our ability to maintain and establish new relationships with pharmaceutical company customers, such customers' continuation of research and product development plans, such customers achieving success in completion of clinical trials and subsequent regulatory approvals of their drugs and biologics, and such customers’ realization of commercial success for their therapies, including overcoming barriers in reimbursement, physician adoption, and patient access to their therapies. In 2024, the U.S. Food and Drug Administration (the “FDA”) granted marketing authorization for our SmartFlow cannula to be used to deliver a gene therapy for the treatment of aromatic L-amino acid decarboxylase deficiency to regions of interest within the brain.

2025 Milestones and Developments

•
Completed the acquisition of IRRAS, which brings the IRRAflow active fluid-exchange system into our product portfolio, a differentiated technology designed to modernize the management of intracranial bleeding.
•
Entered into a debt financing arrangement with an affiliate of Oberland Capital Management under which we may borrow up to $105.0 million from time to time in tranches; we raised approximately $48.1 million in net proceeds under this arrangement during 2025.
•
Raised approximately $3.3 million in net proceeds from the sale of shares of our common stock to an affiliate of Oberland Capital Management.
•
Entered into a lease for the new preclinical research facility named ClearPoint Advanced Laboratories (CAL) located in San Diego, California, allowing for additional capacity to perform larger studies, and the ability to offer additional services to biopharma partners.
•
Several of our partners advanced through preclinical and clinical review, with over ten pharmaceutical partners receiving expedited US FDA review designations.
•
Received the following regulatory approvals:
o
FDA Clearance for the ClearPoint 3.0 Software which includes both operating room navigation capability and features enhanced for laser therapy applications;
o
FDA 510(k) clearance expanding compatibility of the ClearPoint PRISM Neuro Laser Therapy System with 1.5T scanners in addition to the previously cleared 3T compatible system;
o
European Medical Device Regulation (EU MDR) certification for the SmartFlow Neuro Cannula; and
o
Several expanded regulatory approvals for product use in Canada, Hong Kong, and Taiwan, bringing the total number of international clearances for key therapy delivery products to 34 countries worldwide.

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

Revenues

In 2010, we received 510(k) clearance from the FDA to market our ClearPoint system in the U.S. for general neurosurgical procedures; in February 2011 and May 2018, we also obtained CE marking for our ClearPoint system and SmartFlow Neuro cannula, respectively; and in June 2020 we obtained CE marking for version 2.0 of our ClearPoint software and our Inflexion head fixation frame. In January 2021, we received 510(k) clearance for the SmartFrame Array Neuro Navigation System. In September 2022, the ClearPoint Prism Neuro Laser Therapy System, for which we have exclusive global rights to commercialize, received 510(k) clearance through our Swedish partner, CLS. The Prism laser is the first therapy product we have commercialized. In January 2024, we received 510(k) clearance from the FDA for the SmartFrame OR Stereotactic System.

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

Future revenue from sales of our ClearPoint platform products and services is difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses. As a result of the IRRAS acquisition, revenue is expected to grow over the coming years due to a larger combined organization, expanded product offerings, and increased customer reach, both in the U.S. and internationally.

Generating recurring revenue from the sale of products remains an important part of our business model for our ClearPoint system. Our product revenue was approximately $23.9 million and $18.6 million for the years ended December 31, 2025 and 2024, respectively, and was almost entirely related to our ClearPoint system. Our service revenue was approximately $13.1 million and $12.8 million for the years ended December 31, 2025 and 2024, respectively, of which 89% and 92%, respectively, related to the biologics and drug delivery service line.

Our revenue recognition policies are more fully described in Note 2 to the consolidated financial statements elsewhere in this Annual Report.

Underlying the revenue from sales of products and services to our biologics and drug delivery customers is the number of direct customers and end users of our products and/or services (“Partners”). Our Partners consist of pharmaceutical and biotech companies, academic institutions, or customer-sponsored contract research organizations that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which commercial success is uncertain, pending, in part, on the outcome of those trials. While our revenue from sales of products and services to our biologics and drug delivery customers is indicative of growth, the number of Partner relationships is also of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through our Partners’ use of our products and services in their delivery of therapies. At December 31, 2025, we had more than 60 Partners, similar to the number of Partners as of the same date in 2024.

Cost of Revenue

Cost of revenue includes the direct costs associated with the assembly and purchase of components for neurosurgery navigation products, biologics and drug delivery products, non-neurosurgery therapy products, and capital equipment that we have sold, and for which we have recognized revenue in accordance with our revenue recognition policy, as well as labor hours for the cost of providing preclinical, consulting, and service revenue. Cost of revenue also includes the allocation of manufacturing overhead costs and depreciation of loaned systems installed under our ClearPoint placement program, as well as provisions for obsolete, impaired, or excess inventory. The IRRAS acquisition is expected to impact cost of revenue and reduce overall gross margins in the near term as IRRAflow currently operates at sub-scale production levels, resulting in higher per-unit manufacturing costs compared to the existing product portfolio.

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products, cannulas, and enhancements. Such costs include salaries, travel, and benefits for research and development personnel; materials and laboratory supplies in research and development activities; outside consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) develop devices and services for delivery of therapeutics into the central nervous system, (ii) expand products into the OR and therapeutics space, (iii) expand the application of our technological platforms internationally, and (iv) invest in the IRRAflow product portfolio and clinical evidence.

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

Sales and Marketing, and General and Administrative Expenses

Our sales and marketing, and general and administrative expenses consist primarily of salaries, incentive-based compensation, travel and benefits, including related share-based compensation; marketing costs; professional fees, including fees for outside attorneys and accountants; occupancy costs; insurance; and other general and administrative expenses, which include, but are not limited to, corporate licenses, director fees, hiring costs, taxes, postage, office supplies, information technology and meeting costs. We expect increases in our sales and marketing expenses as a result of the larger combined sales organization, primarily reflecting higher salary and personnel-related costs associated with the larger commercial team following the IRRAS acquisition.

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

Business Combinations. The IRRAS acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805. Under the acquisition method of accounting, we record the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The excess of the cost of the acquired business and the fair value of the assets acquired and liabilities assumed is recognized as goodwill. During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the IRRAS acquisition.

Determining the fair value of assets acquired and liabilities assumed requires management to make significant estimates and assumptions used in estimating the fair value of acquired technology and other identifiable intangible assets. Although we believe that the assumptions and estimates we have made are reasonable and appropriate, they are inherently subjective. The assistance of an independent third-party valuation firm was used to determine the estimated fair values and useful lives of finite-lived intangible assets including developed technology, customer relationships, and trademarks. Valuation methods were based on the income-based approaches including the multi-period excess earnings method, distributor method, and relief-from-royalty method for developed technology, customer relationships, and trademarks, respectively. Critical estimates and assumptions used in valuing acquired intangible assets include the timing and amount of forecasted revenue, expenses, and cash flows, the life cycle of each asset, the potential regulatory and commercial success risk, competitive trends impacting the assets, and the discount rate reflecting the risk inherent in future cash flows. If the subsequent actual results and updated projections change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate amortization expense. If our estimates of the economic lives change, amortization expenses could be accelerated or slowed.

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

Inventory. Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. Items in inventory relate predominantly to our neurosurgical products, drug delivery and biologic products, therapy products and capital equipment. We periodically review our inventory for excess and obsolete items and provide a reserve upon giving consideration to factors such as its physical condition, sales patterns, and expected future demand in order to estimate the amount necessary to write down any slow moving, obsolete, or damaged inventory. These estimates could vary from actual amounts based upon future economic conditions, customer inventory levels, or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

Results of Operations

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

	Year Ended December 31,		Percentage
(Dollars in thousands)	2025	2024	Change
Product revenue	$23,859	$18,626	28%
Service and other revenue	13,112	$12,764	3%
Total revenue	36,971	31,390	18%
Cost of revenue	14,279	12,268	16%
Gross profit	22,692	19,122	19%
Research and development costs	13,897	12,392	12%
Sales and marketing expenses	16,461	14,478	14%
General and administrative expenses	16,498	11,986	38%
Other income (expense):
Other expense, net	(146)	(40)	NM
Interest income	1,213	1,390	(13)%
Interest expense	(2,388)	(518)	361%
Net loss before income taxes	(25,485)	(18,902)	35%
Income tax expense	55	12	NM
Net loss	$(25,540)	$(18,914)	35%

NM - The percentage change is not meaningful.

Revenue. Total revenue was approximately $37.0 million and $31.4 million for the years ended December 31, 2025 and 2024, respectively.

	Year Ended December 31,		Percentage
(Dollars in thousands)	2025	2024	Change
Biologics and drug delivery
Disposable products	$7,338	$5,606	31%
Services and license fees	11,702	11,704	(0)%
Subtotal – Biologics and drug delivery revenue	19,040	17,310	10%
Neurosurgery navigation and therapy
Disposable products	14,831	10,285	44%
Subtotal – Neurosurgery navigation and therapy revenue	14,831	10,285	44%
Capital equipment and software
Systems and software products	1,690	2,735	(38)%
Services	1,410	1,060	33%
Subtotal – Capital equipment and software revenue	3,100	3,795	(18)%
Total revenue	$36,971	$31,390	18%

Biologics and drug delivery revenue, which include sales of disposable products and services related to customer-sponsored preclinical and clinical trials utilizing our products, increased 10% to $19.0 million for the year ended December 31, 2025, from $17.3 million for the year ended December 31, 2024. This increase is attributable to $1.7 million of higher product revenue resulting from greater demand for disposables as multiple partners progress in their trials.

Neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint system, increased 44% to $14.8 million during the year ended December 31, 2025, from $10.3 million for the year ended December 31, 2024. The increase is driven by an increased customer base, additional revenues due to sales of the IRRAflow product, and higher sales for new offerings of SmartFrame OR, Prism Laser Therapy, and introduction of our 3.0 operating room software, during the year ended December 31, 2025, compared to the year ended December 31, 2024.

Capital equipment and software revenue, consisting of sales of ClearPoint reusable hardware and software and related services, decreased 18% to $3.1 million for the year ended December 31, 2025, from $3.8 million for the year ended December 31, 2024, due to a decrease in the placements of ClearPoint navigation capital and software and Prism laser units.

Cost of Revenue and Gross Profit. Cost of revenue was $14.3 million, resulting in gross profit of $22.7 million for the year ended December 31, 2025, compared to $12.3 million, resulting in gross profit of $19.1 million for the year ended December 31, 2024. Gross margin was 61% for both the years ended December 31, 2025 and December 31, 2024.

Research and Development Costs. Research and development costs were $13.9 million for the year ended December 31, 2025, compared to $12.4 million for the year ended December 31, 2024, an increase of $1.5 million, or 12%. The increase was due to higher product and software development costs of $1.2 million, an increase in personnel costs, including share-based compensation expense, of $0.2 million, and additional costs due to the acquisition of IRRAS.

Sales and Marketing Expenses. Sales and marketing expenses were $16.5 million for the year ended December 31, 2025, compared to $14.5 million for the year ended December 31, 2024, an increase of $2.0 million, or 14%. This increase was due to higher personnel costs, including share-based compensation expense, of $1.4 million resulting from increases in headcount in our clinical team, as well as increased costs of $0.9 million due to the acquisition of IRRAS, partially offset by decreased marketing costs of $0.2 million and decreased travel costs of $0.2 million.

General and Administrative Expenses. General and administrative expenses were $16.5 million for the year ended December 31, 2025, compared to $12.0 million for the year ended December 31, 2024, an increase of $4.5 million, or 38%. This increase was due primarily to severance expense of $1.4 million in connection with the IRRAS acquisition, increased professional service fees of $1.0 million, higher personnel costs, including share-based compensation, of $0.9 million, higher information technology and software costs of $0.5 million, increased bad debt expense of $0.2 million, and additional costs of $0.2 million related to the IRRAS acquisition.

Interest Income. Interest income for the year ended December 31, 2025 was $1.2 million, compared with $1.4 million for the year ended December 31, 2024. The decrease in interest income is primarily due to decreased investment in U.S. Government securities due to lower cash balances in the first half of 2025.

Interest Expense. Interest expense for the year ended December 31, 2025 was $2.4 million compared with $0.5 million for the year ended December 31, 2024. The increase was due to the issuance of notes payable in May and November 2025. See Note 9 to the consolidated financial statements included elsewhere in this Annual Report for more information regarding the notes payable issued in May and November 2025.

Liquidity and Capital Resources

We have incurred net losses since our inception, which has resulted in a cumulative deficit at December 31, 2025 of $216.9 million. In addition, our use of cash from operations amounted to $23.9 million for the year ended December 31, 2025. Since inception, we have financed our operations principally from the sale of equity securities and the issuance of notes payable.

In May 2025, we entered into a Stock Purchase Agreement (the “2025 SPA”) with TPC Investments III LP, an affiliate of Oberland Capital Management LLC (the “2025 Investor”) relating to the purchase and sale in a registered direct offering of an aggregate of 275,808 shares of our common stock at a price of $12.69 per share, based on the trailing 30-trading day volume-weighted average price of our common stock. The aggregate net proceeds to us from the offering totaled approximately $3.3 million, after deducting offering expenses payable by us. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report for more information regarding the 2025 SPA.

Contemporaneously with entering into the 2025 SPA, we entered into a note purchase agreement (the “2025 NPA”) with the 2025 Investor and CALW SA, LLC, as purchaser agent, under which we may sell to the 2025 Investor tranches of notes (“Notes”) in an aggregate principal amount of up to $105.0 million. Under the terms of the 2025 NPA, (a) we sold a Note in the principal amount of

$30.0 million (the “First Purchase Note”) to the 2025 Investor upon signing of the 2025 NPA, (b) at our option, we may sell an additional $25.0 million in principal amount of Notes, in up to two increments of $12.5 million each, at any time prior to December 31, 2026, and (c) at our and 2025 Investor's option, we may sell up to $50.0 million in principal amount of Notes, at any time prior to December 31, 2026 (the “Third Tranche of Notes”).

In connection with the signing of the merger agreement pursuant which we acquired IRRAS, we and the 2025 Investor entered into an amendment to the 2025 NPA pursuant to which the 2025 Investor agreed to purchase $20.0 million in principal amount of the Third Tranche of Notes under the 2025 NPA following the closing of the IRRAS acquisition (the “Third Tranche Note”). The Third Tranche Note was sold to the 2025 Investor in November 2025.

The net proceeds from the sale of the First Purchase Note, after deducting the debt discount and debt issuance costs of $0.6 million and $0.7 million, respectively, was approximately $28.7 million. The net proceeds from the sale of the Third Tranche Note, after deducting the debt discount and debt issuance costs, was approximately $19.4 million. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report for more information regarding the 2025 NPA.

In March 2024, we completed a public offering of 2,653,848 shares of our common stock for net proceeds of approximately $16.2 million after deducting our payment of underwriting discounts and commissions and other offering expenses. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report for more information.

In November 2024, we established an at-the-market equity offering program under which we may offer and sell, from time to time, shares of our common stock having aggregate sales proceeds of up to $50 million. As of December 31, 2025, we did not sell any shares of common stock under our at-the-market equity offering program. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report for more information regarding our at-the-market equity offering program.

As a result of these transactions and our business operations, our cash and cash equivalents totaled $45.9 million at December 31, 2025. In management’s opinion, based on our current forecasts, our existing cash and cash equivalent balances at December 31, 2025 are sufficient to support our operations and meet our obligations for at least the next twelve months from the date of issuance of the financial statements included elsewhere in this Annual Report.

We may offer and sell additional equity or issue additional notes payable to raise funds for working capital, capital expenditures, or other general corporate purposes. Our primary uses of cash and operating expenses relate to paying employees and consultants, marketing our products, and supporting our research and development of future product offerings.

Cash Flows

Cash activity for the years ended December 31, 2025 and 2024 is summarized as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash flows used in operating activities	$(23,925)	$(8,950)
Net cash provided by (used in) investing activities	615	(275)
Net cash provided by financing activities	50,179	6,189
Net change in cash and cash equivalents	$26,869	$(3,036)

Net Cash Flows Used in Operating Activities. Net cash flows used in operating activities for the year ended December 31, 2025 was $23.9 million, an increase of $15.0 million from the year ended December 31, 2024. This increase was primarily due to a higher net loss of $6.6 million, and the paydown of accounts payable and accrued expenses of $10.6 million, the majority of which were liabilities assumed from the IRRAS acquisition. We do not expect to incur cash outflows for the payment of assumed liabilities of a similar magnitude in future periods, as the paydown of the liabilities assumed in connection with the IRRAS acquisition represents a non-recurring event.

Net Cash Flows Provided by (Used in) Investing Activities. Net cash flows provided by investing activities in 2025 were $0.6 million and related to cash acquired from the IRRAS acquisition, partially offset by equipment acquisitions.

Net cash flows used in investing activities in 2024 were $0.3 million and related to equipment acquisitions.

Net Cash Flows Provided by Financing Activities. Net cash provided by financing activities in 2025 consisted primarily of proceeds, net of financing costs and discount, of $48.1 million from the issuance of the notes payable; proceeds, net of offering costs, of $3.3 million from our common stock offering; partially offset by $1.9 million in payments for taxes related to shares withheld in connection with the vesting of restricted stock awards.

Net cash provided by financing activities in 2024 consisted of proceeds, net of offering costs, of $16.2 million from the public offering of our common stock and $0.4 million from the issuance of common stock under our employee stock purchase plan. These proceeds were partially offset by the repayment of the remaining $10 million outstanding under secured convertible notes issued in 2020 and payments of $0.4 million for taxes related to shares withheld in connection with vesting of restricted stock awards.

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We expect to continue to incur net losses as we continue our efforts to expand the commercialization of our products and services and pursue additional applications for our technology platforms. Our cash balances are primarily held in a variety of demand accounts with a view to liquidity and capital preservation.

Our short- and long-term liquidity requirements include the following obligations:

•
We have lease arrangements related to our office and manufacturing facilities under non-cancellable operating leases. The total undiscounted aggregate future operating lease obligations under all of our operating leases as of December 31, 2025 are $14.2 million. See Note 10 to the consolidated financial statements included elsewhere in this Annual Report.
•
As of December 31, 2025, we had $50.9 million notes payable to the 2025 Investor due in 2031. Future interest payments associated with the notes are variable based on (i) the greater of the Term SOFR (as defined in the 2025 NPA) and 4.30%; and (ii) 3.95%, with a minimum rate of 8.25% and a cap of 9.50%. At current interest rates, we expect the interest payments (not including paid-in-kind) for the next 12 months to be approximately $2.5 million. See Note 9 to the consolidated financial statements included elsewhere in this Annual Report.
•
We typically enter into short-term agreements with vendors and suppliers of goods and services in the normal course of business through purchase orders, which are settled in cash upon our receipt of such goods or services. We may also at times enter into long-term commitments or license and collaboration agreements which require commitments that are noncancellable. The total amount as of December 31, 2025 for unfulfilled purchase orders and long-term purchase commitments was $9.0 million, of which approximately 55% is expected to be paid in 2026. See Note 10 to the consolidated financial statements included elsewhere in this Annual Report.

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
•
the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•
the duration and impact of macroeconomic trends, including inflationary pressures, changes in monetary policy, decreasing consumer confidence and spending, the introduction of or changes in tariffs or trade barriers, global or local recession, and geopolitical instability; and
•
the effect of competing technological and market developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of Independent Registered Public Accounting Firm and Financial Statements are set forth beginning on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under their supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

(a) None.

(b) During our last fiscal quarter, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), except as described below.

On November 26, 2025, Danilo D'Alessandro, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the Rule 10b5-1 affirmative defense. The trading arrangement expires November 30, 2026, subject to earlier expiration if all transactions thereunder are completed before the scheduled expiration date. A total of 64,278 shares are subject to the plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A under the Exchange Act, in connection with our 2026 annual meeting of stockholders (the “2026 Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 2026 Proxy Statement, except as to information disclosed in the Proxy Statement pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the 2026 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following documents are filed as part of this Annual Report:

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated November 6, 2025, by and among the Company, Ignite Merger Sub, Inc., ClearPoint Holdings, LLC, IRRAS Holdings, Inc. and the Seller Representative, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 6, 2025	8-K	001-34822	10.1	November 6, 2025

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2012	10-Q	000-54575	3.1	May 11, 2012

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 8, 2015	8-K	000-54575	3.1	June 8, 2015

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRI Interventions, Inc., incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed on August 2, 2016	S-1	333-211647	3.3	August 2, 2016

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ClearPoint Neuro, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 12, 2020	8-K	001-34822	3.1	February 12, 2020

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ClearPoint Neuro, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2023	8-K	001-34822	3.1	May 25, 2023

3.6	Fourth Amended and Restated Bylaws of ClearPoint Neuro, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2022	8-K	001-34822	3.1	December 14, 2022

4.1	Reference is made to Exhibits 3.1 through 3.6

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date
4.2	Specimen of Common Stock Certificate of ClearPoint Neuro, Inc., incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 12, 2020	8-K	001-34822	4.1	February 12, 2020

4.3	Form of Senior Secured Convertible Note (First Closing), incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 13, 2020	8-K	001-34822	4.1	January 13, 2020

4.4	Description of Securities, incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed on March 12, 2024	10-K	001-34822	4.4	March 12, 2024

10.1(a)+	MRI Interventions, Inc. Amended and Restated 2013 Incentive Compensation Plan, incorporated by reference to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed on April 17, 2015	Schedule 14A	000-54575	B	April 17, 2015

10.1(b)+	Second Amended and Restated 2013 Incentive Compensation Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed on September 5, 2017	Schedule 14A	001-34822	A	September 5, 2017

10.1(c)+	Third Amended and Restated 2013 Incentive Compensation Plan, incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 20, 2020	DEF14A	001-34822	Appendix A	April 20, 2020

10.1(d)+	Fourth Amended and Restated 2013 Incentive Compensation Plan, incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 11, 2022	DEF14A	001-34822	Appendix A	April 14, 2022

10.1(e)+	Fifth Amended and Restated 2013 Incentive Compensation Plan, incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed on April 5, 2024	DEF14A	001-34822	Appendix A	April 5, 2024

10.1(f)+	ClearPoint Neuro, Inc. Sixth Amended and Restated 2013 Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2025	8-K	001-34822	10.1	May 23, 2025

10.1(g)+	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013	10-Q	000-54575	10.53	August 14, 2013

10.1(h)+	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013	10-Q	000-54575	10.54	August 14, 2013

10.1(i)+	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013	10-Q	000-54575	10.55	August 14, 2013

10.1(j)+	Form of Restricted Share Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2019	10-Q	001-34822	10.2	August 12, 2019

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date
10.1(k)+	Form of Restricted Share Unit Award Agreement, incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on March 1, 2023	10-K	001-34822	10.38	March 1, 2023

10.2+	ClearPoint Neuro, Inc. Non-Employee Director Compensation Plan, as amended and restated by the Board of Directors on May 22, 2023, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2023	8-K	001-34822	10.1	May 22, 2023

10.3+	2021 Employee Stock Purchase Plan, incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed on April 20, 2021	DEF14A	001-34822	Appendix A	April 20, 2021

10.4+	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 28, 2021	8-K	001-34822	10.2	June 28, 2021

10.5+	Employment Agreement, dated as of October 6, 2017, by and between MRI Interventions, Inc. and Joseph Michael Burnett, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 10, 2017	8-K	001-34822	10.2	October 10, 2017

10.6+	Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Joseph M. Burnett, amending the Employment Agreement dated October 6, 2017, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 3, 2023	8-K	001-34822	10.1	March 3, 2023

10.7+	Employment Agreement, dated as of September 14, 2020, by and between the Company and Danilo D’Alessandro, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 14, 2020	8-K	001-34822	10.2	September 14, 2020

10.8+	Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Danilo D’Alessandro, amending the Employment Agreement dated September 14, 2020, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 3, 2023	8-K	001-34822	10.2	March 3, 2023

10.9+	Employment Agreement, dated September 20, 2022, by and between the Company and Mazin Sabra, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 20, 2022	8-K	001-34822	10.1	September 20, 2022

10.10+	Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Mazin Sabra, amending the Employment Agreement dated September 20, 2022, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 3, 2023	8-K	001-34822	10.3	March 3, 2023

10.11+	Employment Agreement, dated May 31, 2022, by and between the Company and Jeremy Stigall, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2023	10-Q	001-34822	10.4	May 11, 2023

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date
10.12+	Amendment No. 1 to Employment Agreement, dated March 3, 2023 by and between the Company and Jeremy Stigall, amending the Employment Agreement dated May 31, 2022, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2023	10-Q	001-34822	10.5	May 11, 2023

10.13†	Development Agreement between MRI Interventions, Inc. and Siemens Medical Solutions USA, Inc., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10/Q, as amended, filed on August 29, 2014	10-Q/A	000-54575	10.1	August 29, 2014

10.14†	Master Services and Licensing Agreement dated as of July 20, 2007 by and between SurgiVision, Inc. and Cedara Software Corp., as amended by that certain First Amendment dated January 18, 2011, incorporated by reference to Exhibit 10.20 to the Company's Form 10 filed on March 15, 2012	10	000-54575	10.20	March 15, 2012

10.15†	Second Amendment to the Master Services and Licensing Agreement, dated as of June 22, 2012, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26, 2012	8-K	000-54575	10.1	June 26, 2012

10.16†	Third Amendment to the Master Services and Licensing Agreement, dated as of July 28, 2013, by and between Merge Healthcare Canada Corp. and MRI Interventions, Inc., incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013	10-Q	000-54575	10.56	August 14, 2013

10.17	Standard Industrial/Commercial Single-Tenant Lease - Net, dated November 4, 2022 between ClearPoint Neuro, Inc. and the Hedda Marosi Living Trust and the Stella Feder Trust, incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on November 7, 2022	8-K	001-34822	10.1	November 7, 2022

10.18	At-The-Market Equity Offering Sales Agreement, dated November 7, 2024, by and between the Company and Stifel, Nicolaus & Company, Incorporated, incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on November 7, 2024	8-K	001-34822	1.1	November 7, 2024

10.19	Form of Stock Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2025	8-K	001-34822	10.1	May 12, 2025

10.20	Form of Note Purchase Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 12, 2025	8-K	001-34822	10.2	May 12, 2025

10.21	ClearPoint Neuro, Inc. Non-Employee Director Compensation Plan, as amended and restated by the Board of Directors on May 18, 2025, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2025	8-K	001-34822	10.1	May 19, 2025

10.22	Lease dated as of June 16, 2025, by and between BRE-BMR SCD LLC, a Delaware limited liability	8-K	001-34822	10.1	June 17, 2025

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	SEC File No.	Exhibit	Filing Date
company, and ClearPoint Neuro, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2025

10.23*	Consent and Amendment No. 1 to Note Purchase Agreement, dated November 5, 2025, by and among the Company, CALW SA LLC and the purchasers party thereto

10.24*	Consent, dated December 29, 2025, by and among the Company, CALW SA LLC, and the purchasers party thereto

19	Insider Trading Compliance Policy, adopted on July 17, 2023, incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 12, 2024	10-K	001-34822	10.1	March 12, 2024

21*	Subsidiaries of ClearPoint Neuro, Inc.

23.1*	Consent of Cherry Bekaert LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

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

CLEARPOINT NEURO, INC.

Date: March 17, 2026	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Burnett	President, Chief Executive Officer, and Director	March 17, 2026
Joseph M. Burnett	(Principal Executive Officer)

/s/ Danilo D’Alessandro	Chief Financial Officer	March 17, 2026
Danilo D’Alessandro	(Principal Financial Officer and Principal Accounting Officer)

/s/ R. John Fletcher	Chairman and Director	March 17, 2026
R. John Fletcher

/s/ Lynnette C. Fallon	Director	March 17, 2026
Lynnette C. Fallon

/s/ Pascal E.R. Girin	Director	March 17, 2026
Pascal E.R. Girin

/s/ B. Kristine Johnson	Director	March 17, 2026
B. Kristine Johnson

/s/ Matthew B. Klein	Director	March 17, 2026
Matthew B. Klein

/s/ Linda M. Liau	Director	March 17, 2026
Linda M. Liau

/s/ Timothy T. Richards	Director	March 17, 2026
Timothy T. Richards

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of ClearPoint Neuro, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ClearPoint Neuro, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

As discussed in Note 3 to the consolidated financial statements, during the year ended December 31, 2025, the Company completed the acquisition of IRRAS Holdings, Inc., which was accounted for as a business combination. Accounting for the business combination required management to make significant judgements and estimates, particularly related to the determination of the fair values of the acquired intangible assets. We identified the accounting for the business combination as a critical audit matter because the valuation of the acquired intangible assets involved especially complex and subjective judgements, including the use of significant assumptions.

As a result, a high degree of auditor judgment was required in performing audit procedures to evaluate the reasonableness of management’s estimates. Changes in these estimates can have a material effect on the amount of intangible assets and goodwill recognized in the business combination.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the business combination included, among others:

•
We obtained an understanding of the transaction and evaluated whether the acquisition was appropriately accounted for as a business combination.

•
We assessed the competence and objectivity of management's valuation specialists involved in the fair value measurements.
•
With the assistance of our valuation specialists, we evaluated the valuation methodologies used to estimate the fair values of the identifiable intangible assets and tested the significant assumptions used by comparing them to relevant and reliable information.
•
We evaluated the reasonableness of the resulting purchase price allocation and assessed whether the related disclosures in the consolidated financial statements were appropriate and complete.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2008.

Tampa, Florida

March 17, 2026

CLEARPOINT NEURO, INC.

Consolidated Balance Sheets

(Dollars in thousands, except for share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$45,923	$20,104
Accounts receivable, net	6,549	4,713
Inventory, net	8,359	6,863
Prepaid expenses and other current assets	2,769	1,683
Total current assets	63,600	33,363
Property and equipment, net	2,621	2,005
Operating lease, right-of-use assets	8,430	3,086
Goodwill	7,472	—
Intangible assets, net	13,922	—
Other assets	1,702	735
Total assets	$97,747	$39,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,256	$1,340
Accrued compensation	4,360	4,885
Other accrued liabilities	2,786	1,450
Operating lease liabilities, current portion	694	557
Contract liabilities, current portion	1,669	2,121
Total current liabilities	10,765	10,353

Operating lease liabilities, net of current portion	8,461	3,011
Contract liabilities, net of current portion	581	436
Long-term notes payable, net	49,077	—
Deferred tax liabilities, net	354	—
Other long-term liabilities	489	—
Total liabilities	69,727	13,800
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized at December 31, 2025 and 2024; none issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized at December 31, 2025 and 2024; 29,368,760 and 27,617,415 shares issued and outstanding at December 31, 2025 and 2024, respectively	294	276
Additional paid-in capital	238,995	216,483
Shares to be issued	5,641	—
Accumulated deficit	(216,910)	(191,370)
Total stockholders’ equity	28,020	25,389
Total liabilities and stockholders’ equity	$97,747	$39,189

See notes to Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Consolidated Statements of Operations

(Dollars in thousands, except for share and per share data)

	Year Ended December 31,
	2025	2024
Revenue:
Product revenue	$23,859	$18,626
Service and other revenue	13,112	12,764
Total revenue	36,971	31,390
Cost of revenue	14,279	12,268
Gross profit	22,692	19,122
Research and development costs	13,897	12,392
Sales and marketing expenses	16,461	14,478
General and administrative expenses	16,498	11,986
Operating loss	(24,164)	(19,734)
Other income (expense):
Other expense, net	(146)	(40)
Interest income	1,213	1,390
Interest expense	(2,388)	(518)
Net loss before income taxes	(25,485)	(18,902)
Income tax expense	55	12
Net loss	$(25,540)	$(18,914)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.90)	$(0.70)
Weighted average shares outstanding:
Basic and diluted	28,315,254	27,027,692

See Notes to Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2025 and 2024

(Dollars in thousands)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Shares to be issued	Accumulated Deficit	Total
Balances, January 1, 2024	24,652,729	$247	$193,382	$—	$(172,456)	$21,173
Issuances of common stock:
Public offering of common stock, net of offering costs	2,653,848	26	16,157	—	—	16,183
Share-based compensation	260,552	2	6,905	—	—	6,907
Option exercises (cash and cashless)	12,258	—	21	—	—	21
Issuance of common stock under employee stock purchase plan	97,093	1	442	—	—	443
Payments for taxes related to net share settlement of equity awards	(59,065)	—	(424)	—	—	(424)
Net loss for the period	—	—	—	—	(18,914)	(18,914)
Balances, December 31, 2024	27,617,415	$276	$216,483	$—	$(191,370)	$25,389
Issuances of common stock:
Acquisition of IRRAS (see Note 3)	901,451	9	12,170	5,641	—	17,820
Registered direct offering of common stock	275,808	3	3,338	—	—	3,341
Share-based compensation	618,740	6	8,174	—	—	8,180
Option exercises (cash and cashless)	32,023	—	127	—	—	127
Payments for taxes related to net share settlement of equity awards	(133,212)	(1)	(1,855)	—	—	(1,856)
Issuance of common stock under employee stock purchase plan	56,535	1	558	—	—	559
Net loss for the period	—	—	—	—	(25,540)	(25,540)
Balances, December 31, 2025	29,368,760	$294	$238,995	$5,641	$(216,910)	$28,020

See Notes to Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(25,540)	$(18,914)
Adjustments to reconcile net loss to net cash flows from operating activities:
Allowance for credit losses (recoveries)	21	(296)
Depreciation and amortization	814	980
Amortization of intangible assets	168	—
Share-based compensation	8,180	6,907
Payment-in-kind interest	908	—
Amortization of debt issuance costs and original issue discounts	83	51
Amortization of lease right of use assets, net of accretion in lease liabilities	1,255	923
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(268)	(1,206)
Inventory, net	(103)	743
Prepaid expenses and other current assets	(397)	262
Other assets	(195)	(39)
Accounts payable and accrued expenses	(7,520)	3,105
Lease liabilities	(1,012)	(869)
Contract liabilities	(319)	(597)
Net cash flows from operating activities	(23,925)	(8,950)
Cash flows from investing activities:
Cash acquired in business combination, net of cash paid	1,137	—
Purchases of property and equipment	(522)	(275)
Net cash flows from investing activities	615	(275)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of offering costs	3,263	16,149
Proceeds from issuance of notes payable, net of financing costs and discount	48,086	—
Repayment of 2020 senior secured convertible note	—	(10,000)
Proceeds from stock option exercises	127	21
Payments for taxes related to net share settlement of equity awards	(1,856)	(424)
Proceeds from issuance of common stock under employee stock purchase plan	559	443
Net cash flows from financing activities	50,179	6,189
Net change in cash, cash equivalents and restricted cash	26,869	(3,036)
Cash, cash equivalents and restricted cash, beginning of year	20,104	23,140
Cash, cash equivalents and restricted cash, end of year	$46,973	$20,104
Cash and cash equivalents	45,923	20,104
Restricted cash included in other current assets and other assets, non-current	1,050	—
Total cash, cash equivalents and restricted cash	$46,973	$20,104
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$69	$62
Interest	$908	$480

CLEARPOINT NEURO, INC.

Consolidated Statements of Cash Flows

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

•
The Company had $0.3 million and $0.2 million in capital expenditures accrued but not yet paid in December 31, 2025 and 2024, respectively.
•
During each of the years ended December 31, 2025 and 2024, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $0.4 million between loaned systems, which are included in property and equipment in the accompanying consolidated balance sheets, and inventory.
•
As discussed in Note 3, the Company acquired all of the outstanding equity interests of IRRAS in November 2025, and in connection therewith paid the former equityholders of IRRAS cash consideration of $0.02 million and equity consideration of $17.8 million in the form of 1,319,010 shares of common stock.
•
As discussed in Note 10, the Company entered into a lease for a building in San Diego, California in June 2025. In connection with the new lease, the Company recorded a right-of-use asset in exchange for an operating lease liability in the amount of approximately $3.3 million.

See Notes to Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Notes to Consolidated Financial Statements

1.
Description of the Business and Financial Condition

ClearPoint Neuro, Inc. (the “Company”) is a commercial-stage medical device company focused on the development and commercialization of innovative platforms for performing minimally invasive surgical procedures in the brain. The Company deployed significant resources to fund its efforts to develop the foundational capabilities for enabling MRI-guided interventions, building an intellectual property portfolio, and identifying and building out commercial applications for the technologies it develops. Over the past several years, the Company’s efforts expanded beyond the MRI suite to encompass development and commercialization of new neurosurgical device products for the operating room setting, as well as consulting services for pharmaceutical and biotech companies, academic institutions, and contract research organizations. The Company was incorporated in the state of Delaware in March 1998, and has headquarters located in Solana Beach, California.

The Company’s initial product offering, the ClearPoint system, is an integrated system comprised of capital equipment and disposable products, designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. The ClearPoint Array Neuro Navigation System and its principal disposable component, introduced in 2021, is designed to be deployed in an operating room setting while also being usable in an MRI suite. Both systems provide guidance for the placement and operation of instruments or devices during the planning and operation of neurosurgical procedures. The Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2010 to market the ClearPoint system in the United States for general neurosurgical interventional procedures; in February 2011, the Company also obtained CE marking for its ClearPoint system. In 2011 and 2018, the Company received 510(k) clearance and CE marking, respectively, for its SmartFlow Neuro cannula which is being used, or is under evaluation, along with the Company's services, by more than 60 pharmaceutical and biotech companies, academic institutions, or contract research organizations having a focus on biologics and drug delivery. The Company provides consulting services to pharmaceutical and other medical technology customers for improving outcome predictability and optimizing preclinical and clinical workflows. The Company's expertise is concentrated in benchtop testing, preclinical studies, clinical trial support, regulatory consultation, and over-arching translation from the preclinical to the clinical setting to enhance accuracy and precision of drug delivery. In September 2022, the ClearPoint Prism Neuro Laser Therapy System, for which the Company has exclusive global commercialization rights, received 510(k) clearance through the Company’s Swedish partner CLS. The Prism laser represents the Company's first therapy product offering.

In 2025, through the acquisition of IRRAS, the Company expanded its portfolio into neurocritical care. IRRAS is a commercial-stage medical technology company focused on treatments for intracerebral hemorrhage, intraventricular hemorrhage, and other conditions requiring intracranial fluid management.

The Company has several foreign wholly owned subsidiaries, primarily established for the purpose of employing the Company’s clinical services representatives serving the Company’s customers in the United Kingdom and the EU. The activities of all subsidiaries are reflected in these consolidated financial statements.

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

Liquidity

The Company has incurred net losses since its inception which has resulted in a cumulative deficit at December 31, 2025 of $216.9 million. In addition, the Company’s use of cash from operations amounted to $23.9 million for the year ended December 31, 2025. Since inception, the Company has financed its operations principally from the sale of equity securities and the issuance of notes payable.

In May 2025, the Company entered into the 2025 SPA (as such term is defined in Note 11) relating to the purchase and sale in a registered direct offering of an aggregate of 275,808 shares of the Company's common stock, for aggregate net proceeds totaling approximately $3.3 million after deducting offering expenses payable by the Company.

Contemporaneously with entering into the 2025 SPA, the Company entered into the 2025 NPA (as such term is defined in Note 9) under which the Company may sell to the 2025 Investor tranches of notes in an aggregate principal amount of up to $105.0 million. The Company sold the initial note thereunder upon signing the 2025 NPA and received net proceeds of approximately $28.7 million, after deducting the debt discount and debt issuance costs of $0.6 million and $0.7 million, respectively.

In connection with the signing of the merger agreement pursuant to which the Company acquired IRRAS Holdings, Inc., the Company and the 2025 Investor entered into an amendment to the 2025 NPA pursuant to which the 2025 Investor agreed to purchase a note in the principal amount of $20.0 million under the 2025 NPA. The Company issued such note in November 2025 and received net proceeds of approximately $19.4 million, after deducting debt discount and debt issuance costs.

In March 2024, the Company completed a follow-on public offering of 2,653,848 shares of its common stock for net proceeds of approximately $16.2 million after deducting payment of underwriting discounts and commissions and other offering expenses.

In November 2024, the Company entered into an At-the-Market Equity Offering Sales Agreement with an investment banking firm (the “ATM Agreement”) pursuant to which it may offer and sell, from time to time, shares of its common stock having aggregate sales proceeds of up to $50.0 million, subject to the terms and conditions of the ATM Agreement. As of December 31, 2025, the Company had not sold any shares of common stock under the ATM Agreement.

Additional information with respect to the stock and debt offerings described above is found in Note 11 and 9, respectively.

As required by accounting principles generally accepted in the United States (“GAAP”), the Company has evaluated its ability to continue as a going concern for at least the next twelve months from the date of issuance of these financial statements. The Company has determined that based on its current forecasts, its existing cash and cash equivalent balances at December 31, 2025 are sufficient to support the Company’s operations and meet its obligations for at least the next twelve months from the date of issuance of these financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less from the date of purchase. As of December 31, 2025, cash equivalents consisted predominantly of U.S. Government debt securities.

Restricted cash

The Company has restricted cash pledged as a security deposit and collateral related to its operating leases. Amounts related to the cash pledged as collateral expected to be released within twelve months of the accompanying consolidated balance sheet is classified in other current assets. The remaining noncurrent balance is presented in other assets in the accompanying consolidated balance sheet.

Inventory

Inventory, which consists of raw materials, work in process, and finished goods available for sale, is carried at the lower of cost or net realizable value. The costs of inventory are determined using the standard cost method, which approximates actual cost based on a first-in, first-out method. The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potential obsolete items.

Business Combinations

Under the acquisition method of accounting, the Company allocates the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. These valuations require the Company to make estimates and assumptions, especially with respect to intangible assets. The excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, is recorded as goodwill. Costs incurred to complete a business combination, such as legal and other professional fees, are expensed as incurred.

If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, the Company reports provisional amounts in the financial statements. During the measurement period, the Company adjusts the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments to the provisional amounts are recorded with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the consolidated statements of operations.

Goodwill, Intangible Assets and Other Long-Lived Asset

Assets acquired, including intangible assets, and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of the net assets acquired.

Goodwill is not amortized; however, it is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. Goodwill is considered to be impaired if the carrying value of the reporting unit exceeds its respective fair value.

The Company performs the goodwill impairment analysis at the reporting unit level, which aligns with its reporting and operating segment structure and availability of discrete financial information. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair values of the reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the Company's overall financial performance. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative goodwill impairment test. If the carrying amount of the reporting unit exceeds the fair value, the Company records an impairment loss based on the difference. The qualitative assessment for the reporting unit may be bypassed and instead the Company may proceed directly to the quantitative goodwill impairment test.

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to ten years. The Company's intangible assets with finite lives are reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, principally three to seven years. Leasehold improvements are depreciated on a straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

Revenue Recognition

The Company’s revenue is comprised primarily of: (1) product revenue resulting from the sale of disposable products related to neurosurgery navigation, therapy, neurocritical care, and biologics and drug delivery, as well as ClearPoint and IRRAflow capital equipment and ClearPoint software; and (2) service revenue resulting from development services and consultation revenue in connection with customer-sponsored preclinical and clinical trials, as well as revenue resulting from the service, installation, training, and shipping related to ClearPoint capital equipment and software. The Company recognizes revenue when (i) control of the Company’s products is transferred to its customers or (ii) services are provided to customers, each in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services, in a process that involves identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when or as the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. When a contract calls for the satisfaction of multiple performance obligations for a single contract price, the Company typically allocates the contract price among the performance obligations based on the relative stand-alone selling prices for each such performance obligation customarily charged by the Company. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.

Lines of Business; Timing of Revenue Recognition

Product Revenue:

•
Neurosurgery navigation, therapy, neurocritical care, and biologics and drug delivery product sales: Revenue from the sale of neurosurgery navigation products (consisting of disposable products sold commercially and related to cases utilizing the ClearPoint system), therapy products (consisting primarily of disposable laser-related products used in neurosurgical procedures), neurocritical care products (consisting of disposable products sold commercially and related to cases utilizing the IRRAflow system), biologics and drug delivery products (consisting primarily of disposable products related to customer-sponsored preclinical and clinical trials), is generally based on customer purchase orders, and is recognized at the point in which legal title, and risks and rewards of ownership, transfer to the customer.
•
Capital equipment and software sales:
◦
Capital equipment and software sales preceded by evaluation periods: Revenue for capital equipment and software sales (consisting of computer hardware and software that are integral components of the ClearPoint system or the IRRAflow system) which are preceded by customer evaluation periods is recognized at the point in time that the Company is in receipt of a purchase order and all related items have been shipped to the customer. During these evaluation periods, installation of the systems has been completed, if required, training of customer personnel has been completed, and the systems have been in operation.
◦
Capital equipment and software sales not preceded by evaluation periods: Revenue from sales of capital equipment and software not having been preceded by an evaluation period is recognized upon delivery to the customer and installation, if required.

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
◦
License fees: The Company grants licenses to customers to develop and commercialize its SmartFlow Neuro cannula devices with the customers' proprietary biologics as a combination device. License fees represent the use of functional intellectual property as it exists at the point in time at which the license is granted and does not require any significant development or customization. Accordingly, the Company recognizes license revenue at the point in time in which the license becomes effective and the intellectual property is made available to the customer.
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

The Company may also enter into contracts with customers for capital equipment, which bundle maintenance and support services and access to software and hardware upgrades made commercially available over the term of the contract, for a single contract price, typically paid on an annual basis. The Company allocates the contract price among the performance obligations based on the relative stand-alone prices for each such performance obligation and recognizes the revenue ratably on a monthly basis. A time-elapsed output method is used as the Company is providing a stand-ready service for each of the performance obligations.

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

See Note 4 for additional information regarding revenue recognition.

Research and Development Costs

Costs related to research, design and development of products are charged to research and development expense as incurred.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Such assets and liabilities are measured using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

See Note 13 for additional information regarding income taxes.

Net Loss Per Share

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding common stock options and unvested RSUs as described in Note 11, would be anti-dilutive, due to the reporting of a net loss for each of the periods in the accompanying consolidated statements of operations. For each of the years ended December 31, 2025 and 2024, approximately 3 million of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

Share-Based Compensation

The Company accounts for compensation for all arrangements under which employees, directors and others receive shares of stock or other equity instruments (such as restricted stock units and options) based on fair value. The fair value of each award is estimated as of the grant date and amortized as compensation expense over the requisite vesting period. Forfeitures are recognized as they occur. In the case of stock options, the fair value is estimated on the grant dates using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected stock volatility, estimated award terms and risk-free interest rates for the expected terms. To estimate the expected terms, the Company utilizes the simplified method for “plain vanilla” options discussed in the Staff Accounting Bulletin 107 (“SAB 107”) issued by the SEC. The Company believes that all factors listed within SAB 107 as pre-requisites for utilizing the simplified method apply to the Company and its share-based compensation arrangements. The Company intends to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available. Expected volatility is based on historical volatility of the Company's common stock. The Company utilizes risk-free interest rates based on U.S. treasury instruments, the terms of which are consistent with the expected terms of the equity awards. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company did not grant any stock options in 2025 or 2024.

Fair Value Determination of Share-Based Transactions

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “CLPT.” Quoted closing stock prices are used as a key input in determining the fair value for share-based transactions.

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company holds substantially all its cash and cash equivalents on deposit with financial institutions in the U.S. that are insured by the Federal Deposit Insurance Corporation or in U.S. government debt securities. At December 31, 2025, the Company had approximately $0.8 million in bank balances that were in excess of the insured limits.

At December 31, 2024, there were two customers whose accounts receivable balances aggregated to 24% of accounts receivable at that date.

One pharmaceutical customer, a related party that is a former stockholder and former noteholder, and whose chief executive officer is a member of the Company's Board of Directors, for whom the Company provides hardware, software, clinical services, and market development services in support of the customer's clinical trials, and from whom the Company earns a quarterly fee, accounted for 8% of total revenue for the year ended December 31, 2025, and of 9% total revenue for the year ended December 31, 2024. There were no outstanding receivables from this customer at December 31, 2025 or December 31, 2024.

Prior to granting credit, the Company generally performs credit evaluations of its customers’ financial condition. In general, the Company does not require collateral from customers with an extension of credit. The accounts receivable balance is reduced by an allowance for credit losses from the potential inability of the Company's customers to make required payments. The allowance for credit losses at December 31, 2025 and 2024 was $1.2 million and $1.1 million, respectively. The Company evaluates the historic loss experience on the accounts receivable balance and also considers separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. The estimate is a result of the Company's ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations.

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

Recent Accounting Standards Adopted

Beginning in its 2025 annual reporting, the Company adopted Accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures,” on a prospective basis. This standard requires the disclosure of additional income tax information, primarily related to the rate reconciliation and income taxes paid. The provisions of the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The adoption of this new standard did not have a material impact on the consolidated financial statements. For additional information, see Note 13.

Recent Accounting Standards Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which improves the operability of the accounting for internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods. This standard is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact of the new pronouncement.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard is effective for fiscal years beginning December 15, 2027, including interim periods within those fiscal years, with early adopted permitted. The Company is currently evaluating the potential impact of the new pronouncement.

Reclassification

The accompanying consolidated statement of operations for the year ended December 31, 2025 contains income tax expense formerly classified as general and administrative expense as a separate line on the consolidated statement of operations. Additionally, the Company reports interest income and interest expense separately within the consolidated statement of operations. The accompanying consolidated statement of operations for the year ended December 31, 2024 has been adjusted to conform to the 2025 presentation.

3.
Business Combination

On November 20, 2025, the Company acquired all of the outstanding equity interests of IRRAS Holdings, Inc., or IRRAS, a medical technology company focused on neurocritical care. The total consideration for the acquisition, payable as of closing, was $5.0 million in cash and 1,325,000 shares of the Company's common stock, subject to certain adjustments including for indebtedness, working capital, and the satisfaction of indemnification obligations. As described below, the former equityholders of IRRAS are also eligible for earnout cash payments.

Of the total consideration, payable as of closing, (i) the Company paid $5.0 million on behalf of IRRAS directly to third parties to satisfy IRRAS' outstanding liabilities, (ii) the Company paid the former equityholders of IRRAS cash consideration of $0.02 million, and (iii) the Company paid or will pay the former equityholders of IRRAS equity consideration of $17.8 million in the form of 1,319,010 shares of the Company's common stock, subject to adjustment for the satisfaction of indemnification obligations. As the cash paid on behalf of IRRAS to satisfy its outstanding liabilities was paid directly to third parties, such amount is not reflected as consideration transferred to the former equityholders of IRRAS for purposes of the purchase price allocation.

Of the $17.8 million of equity consideration, up to 0.4 million shares of the Company's common stock remain to be issued, consisting of (i) shares issuable to the extent not applied to satisfy the indemnification obligations of the former equityholders of IRRAS, which shares may be issued, in whole or in part, sixteen months following the closing of the acquisition, subject to the terms of the merger agreement, and (ii) shares that will be issued as soon as practicable following receipt of documentation required to complete the issuances from the parties entitled to such shares.

The Company also agreed to pay the former equityholders of IRRAS a contingent cash payment equal to 25% of that portion of net sales of IRRAS products that exceeds (a) $13.0 million in 2026, (b) $17.0 million in 2027, and (c) $22.0 million in 2028, in each case, within 90 days after the end of the applicable year. The Company determined that the fair value of the earnout liability is nominal as of the acquisition date of closing and as of December 31, 2025.

The Company recognized transaction costs related to legal fees, of $0.4 million in the year ended December 31, 2025. These costs are reported in general and administrative expenses in the consolidated statements of operations.

The components of preliminary fair value of consideration transferred are as follows (in thousands):

Consideration Transferred
Cash consideration paid to the former equityholders of IRRAS	$15
Stock consideration to the former equityholders of IRRAS	17,820
Total consideration transferred	$17,835

The acquisition of IRRAS was accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired, and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation as of the acquisition date (in thousands):

Net Assets Acquired	Fair Value
Cash, cash equivalents, and restricted cash	$1,152
Accounts receivable, net	1,588
Inventory, net	2,005
Prepaid expenses and other current assets	414
Property, plant, and equipment	50
Operating right-of-use asset	2,670
Intangible assets	14,090
Goodwill	7,472
Total assets acquired	$29,441

Accounts payable	1,249
Accrued compensation	2,329
Other accrued liabilities	5,004
Operating lease liability, current portion	218
Operating lease liability	2,452
Deferred tax liabilities, net	354
Total liabilities acquired	$11,606

Net assets acquired	$17,835

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired in addition to liabilities assumed arising from the business combination. The Company believes the goodwill related to the acquisition was attributable to the expected synergies, value of the assembled workforce, and the collective experience of the management team with regards to its operations, customers, and industry.

The estimated fair values of identifiable intangible assets were determined using the “income approach” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product, the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the assets.

The following table summarizes the preliminary valuation of acquired intangible assets and estimated useful lives as of the acquisition date ($ in thousands):

	Useful life (in years)	Fair Value (in thousands)
Developed Technology	10	$11,890
Customer Relationships	6	1,650
Trademark/Trade Name	1	550
Total identifiable intangible assets		$14,090

The Company's financial results for the year ended December 31, 2025 reflect inclusion of the business operations of IRRAS from the closing date of the acquisition, November 20, 2025. The Company’s consolidated results of operations since the closing date include $1.2 million of revenue and $2.5 million in net loss attributable to IRRAS' operations.

Pro Forma Financial Information

The unaudited pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and the acquired assets of IRRAS. In order to reflect the occurrence of the acquisition on January 1, 2024 as required, the unaudited pro forma financial information includes adjustments to reflect (i) incremental amortization expense incurred based on the fair values of the identifiable intangible assets acquired, (ii) the additional interest expense associated with the issuance of debt to finance the acquisition, and (iii) the additional cost associated with the fair value adjustment to inventory.

The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been, had the acquisition been completed on January 1, 2024. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

The following table presents the unaudited pro forma combined results of the Company and the acquired assets of IRRAS for the years ended December 31, 2025 and 2024, as if the acquisition had occurred on January 1, 2024:

	December 31,
(in thousands)	2025	2024
Net revenues	$44,457	$36,880
Net loss	$36,041	$30,574

4. Revenue Recognition

Revenue by Service Line

	Year Ended December 31,
(in thousands)	2025	2024
Biologics and drug delivery
Disposable products	$7,338	$5,606
Services and license fees	11,702	11,704
Subtotal – Biologics and drug delivery revenue	19,040	17,310
Neurosurgery navigation and therapy
Disposable products	14,831	10,285
Subtotal – Neurosurgery navigation and therapy revenue	14,831	10,285
Capital equipment and software
Systems and software products	1,690	2,735
Services	1,410	1,060
Subtotal – Capital equipment and software revenue	3,100	3,795
Total revenue	$36,971	$31,390

Contract Balances

•
Contract assets – The timing of revenue recognition may differ from the time of billing to the Company's customers. In most cases, customers are billed upon shipment of such products or delivery of such services and the related contract assets, which represent an unconditional right to consideration and comprise the accounts receivable balance. When revenue is recognized in advance of its right to bill and receive consideration, the Company records this unbilled receivable as a contract asset, which is classified as other current assets in the accompanying consolidated balance sheets. Additionally, at December 31, 2025, the Company recorded as a contract asset up-front costs for direct materials incurred to fulfill a customer contract.

(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Accounts receivable, net	$6,549	$4,713	$3,211
Other contract assets
Unbilled receivables	$714	$642	$733
Deferred contract costs	$150	$—	$—

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

(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Contract liabilities	$2,250	$2,557	$3,154

During the years ended December 31, 2025 and 2024, the Company recognized capital equipment and software-related service revenue of approximately $2.1 million and $2.3 million, respectively, which was previously included in contract liabilities in the accompanying consolidated balance sheets at December 31, 2024 and 2023, respectively.

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue that will be recognized as revenue in future periods. The majority of the remaining performance obligations relate to capital equipment and software-related service agreements and the upfront payments discussed under the heading “Contract Balances” above, which amounted to approximately $2.1 million at December 31, 2025. The Company expects to recognize approximately 72% of this revenue over the next twelve months and the remainder thereafter.

5.
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

The fair value of cash and cash equivalents of $45.9 million and $20.1 million as of December 31, 2025, and December 31, 2024, respectively, is derived using Level 1 inputs. The cash equivalents are comprised of short-term bank deposits, money market funds, and U.S. Government debt securities with original maturities of three months or less, for which the Company believes that the carrying value is a reasonable estimate of fair value.

6.
Inventory

Inventory consists of the following as of December 31:

(in thousands)	2025	2024
Raw materials and work in process	$7,052	$5,503
Finished goods	4,813	3,619
Reserve for excess and obsolete inventory	(3,506)	(2,259)
	$8,359	$6,863

Inventory acquired in a business combination is recorded at acquisition date fair value and is recorded as a component of cost of goods sold as the inventory is sold.

7.
Property and Equipment

Property and equipment consist of the following as of December 31:

(in thousands)	2025	2024
Equipment	$1,990	$1,558
Leasehold improvements	485	485
Loaned systems	1,863	1,305
	4,338	3,348
Less accumulated depreciation	(1,717)	(1,343)
Total property and equipment, net	$2,621	$2,005

Depreciation expense related to property and equipment for the years ended December 31, 2025 and 2024 was $0.4 million and $0.2 million, respectively. Loaned systems are ClearPoint systems that are in operation at customer sites on an evaluation basis.

8.
Goodwill and Intangible Assets

Goodwill

On November 20, 2025, the Company acquired all outstanding equity interests of IRRAS. A goodwill balance of $7.5 million was recognized for the excess of the consideration transferred over the net assets acquired and represents the expected synergies, value of the assembled workforce, and the collective experience of the management team with regards to its operations, customers, and industry.

A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2024	$—
Goodwill acquired	7,472
Balance as of December 31, 2025	$7,472

Intangible Assets

The acquired intangible assets are amortized using the straight-line method over their estimated useful lives of one to ten years. The following table shows the cost, accumulated amortization, and weighted average remaining life for the acquired intangible assets as of December 31, 2025 (in thousands):

	Weighted average remaining life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed Technology	10	$11,890	$(99)	$11,791
Customer Relationships	6	1,650	(23)	1,627
Trademark/Trade Name	1	550	(46)	504
Total intangible assets	9.1	$14,090	$(168)	$13,922

The table below sets forth amortization expense (in thousands):

		Year Ended December 31,
Intangible asset	Location	2025	2024
Developed Technology	Cost of revenue	$99	$-
Customer Relationships	Sales and marketing expenses	23	-
Trademark/Trade Name	Sales and marketing expenses	46	-
Total amortization expense		$168	$-

The estimated future annual amortization of finite-lived intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year:	Amortization (in thousands)
2026	$1,968
2027	1,464
2028	1,464
2029	1,464
2030	1,464
Thereafter	6,098
Total	$13,922

9.
Notes Payable

On May 12, 2025, the Company entered into a note purchase agreement (the “2025 NPA”) with TPC Investments III, LP, an affiliate of Oberland Capital Management LLC (the “2025 Investor”), and CALW SA LLC, as purchaser agent, under which the Company may sell to the 2025 Investor tranches of notes (“Notes”) in an aggregate principal amount of up to $105.0 million. Under the terms of the 2025 NPA, (a) the Company sold a Note in the principal amount of $30.0 million (the “First Purchase Note”) to the 2025 Investor upon signing of the 2025 NPA, (b) at the option of the Company, the Company may sell an additional $25.0 million in principal amount of Notes, in up to two increments of $12.5 million each, at any time prior to December 31, 2026, and (c) at the option of the Company and the 2025 Investor, the Company may sell up to $50.0 million in principal amount of Notes, at any time prior to December 31, 2026 (the “Third Tranche of Notes”).

In connection with the signing of the merger agreement pursuant which the Company acquired IRRAS, the Company and the 2025 Investor entered into an amendment to the 2025 NPA pursuant to which the 2025 Investor agreed to purchase $20.0 million in principal amount of the Third Tranche of Notes under the 2025 NPA following the closing of the IRRAS acquisition (the “Third Tranche Note”). The Third Tranche Note was sold to the 2025 Investor on November 20, 2025.

The purchase price of the Notes is, in each case, 98% of the principal amount thereof. The net proceeds from the sale of the First Purchase Note, after deducting the debt discount and debt issuance costs of $0.6 million and $0.7 million, respectively, was approximately $28.7 million. The net proceeds from the sale of the Third Tranche Note, after deducting the debt discount and debt issuance costs, was approximately $19.4 million.

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

The Notes mature on the sixth anniversary of their Purchase Date or the date on which all amounts owing to the 2025 Investor have been paid in full (the “Maturity Date”). Upon the occurrence and during the continuance of an Event of Default (as defined in the 2025 NPA) under the 2025 NPA, the then-applicable interest rate on all outstanding obligations will increase by 4.00%.

Beginning on January 1, 2027 and continuing until the Maturity Date of the First Purchase Note, the 2025 Investor will receive 0.375% of Net Revenue (as defined in the 2025 NPA) for any fiscal quarter (of up to $50,000,000 of Net Revenue for each fiscal year), payable quarterly. As a result of the sale of the Third Tranche Note, this percentage increased by 0.15% and is payable beginning on January 1, 2027 and continuing until the Maturity Date of the Third Tranche Note. The outstanding principal amount of the Notes, interest accrued thereon and any other amounts owing to the 2025 Investor under the 2025 NPA, will be due and payable on the applicable Maturity Date.

All of the Notes may be redeemed prior to the Maturity Date at the option of the Company, subject to payment of the Repayment Amount (as defined in the 2025 NPA). The 2025 Investor may demand redemption of the Notes prior to the Maturity Date in the event of a Change of Control (as defined in the 2025 NPA) of the Company or an Event of Default. The Repayment Amount will be: (a) if redemption occurs before the first anniversary of the date of issuance of a Note, 117.5% of the principal amount of such Note; (b) if redemption occurs after the first anniversary and prior to the second anniversary of the date of issuance of a Note, 125% of the principal amount of such Note; (c) if redemption occurs after the second anniversary and prior to the third anniversary of the date of issuance of a Note, 135% of the principal amount of such Note; (d) if redemption occurs after the third anniversary and prior to the fourth anniversary of date of issuance of a Note, an amount that would generate an internal rate of return to the Purchasers of such Note of 11.50%; (e) if redemption occurs after the fourth anniversary of the date of issuance of a Note and prior to the sixth anniversary of the date of issuance of a Note, an amount that would generate an internal rate of return to the Purchasers of such Note of 10.50%; (f) if redemption occurs on the sixth anniversary of the date of issuance of a Note, an amount that would generate an internal rate of return to the Purchasers of such Note of 9.50%, minus, in each case, the sum of regularly scheduled interest paid in cash, payments of proceeds of insurance policies pursuant to the terms of the NPA, and payments of revenue participation in cash prior to such redemption date.

For the year ended December 31, 2025, the Company recognized interest expense of $2.4 million which is recorded in the consolidated statements of operations. The effective interest rate on the Notes is 11.3%.

The 2025 NPA contains no financial covenants. The Company’s obligations under the 2025 NPA are subject to customary covenants, including limitations on the Company’s ability to dispose of assets, undergo a change of control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Company’s obligations under the 2025 NPA are secured by a security interest on substantially all of the Company’s assets, including its intellectual property. The obligations of the 2025 Investor to purchase Notes are subject to certain customary conditions precedent.

The Company assessed the provisions of the 2025 NPA to determine if the agreement included any embedded derivative features by evaluating each feature against the nature of the host instrument. The only embedded feature which was determined to meet the characteristics of a derivative and require bifurcation and separate accounting was the 2025 Investor's right to demand redemption prior to the Maturity Date in the event of a Change of Control or an Event of Default. The fair value of the identified derivative was determined to be nominal as the probability of Change of Control or Event of Default was negligible at inception and December 31, 2025. For each subsequent reporting period, the Company will evaluate the probability of the Investor's right to demand redemption and record the applicable fair value as of the end of each reporting period.

Scheduled principal payments as of December 31, 2025 with respect to the Notes is summarized as follows:

Years ending December 31,	(in thousands)
2031	$50,908
Total scheduled principal payments	50,908
Less: unamortized discounts and financing costs	(1,831)
Total carrying amount	$49,077

The estimated fair value of the Notes, developed based on inputs classified as Level 3 within the fair value hierarchy, was approximately $48.8 million as of December 31, 2025.

10.
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

On June 16, 2025, the Company entered into a lease agreement to expand into approximately 30,171 square feet within a life science building located in San Diego, California. The Company will use the facility for office, research and development, and laboratory purposes. The building will be occupied in three phases, the first of which (6,818 square feet) was made available upon lease signing. The next two phases (9,833 and 13,520 square feet, respectively) are expected to be made available by March 2026 and July 2026, respectively. The lease agreement expires 132 months (11 years) from the date on which the last phase is made available, subject to the Company's right to extend the lease term for one additional five-year period, at the then fair market rental value. The initial monthly base rent is $5.95 per square foot, subject to annual increases of 3%, with payment for the first and second phases to commence after occupation of the second phase and the payment for the third phase to commence after occupation of the third phase. The monthly base rent will be abated: (i) for the second through thirteenth months after the second phase occupation for the first and second phases; and (ii) for the first through twelfth months after the third phase occupation solely for the third phase. The Company determined that the three phases of the lease agreement constitute separate lease components, and calculated the right-of-use asset and lease liability of the first phase of $3.3 million. Given the second and third phases of this lease have not yet commenced, the lease liability is excluded from the table below.

In connection with the IRRAS acquisition, the Company assumed an operating lease for 21,200 square feet used for manufacturing and office purposes located in San Diego, California. The lease is set to expire in April 2031, with the option to extend the lease for one additional five year term, at the then fair market rental rate.

The optional renewal periods for all leases are not considered in the determination of the right-of-use asset or the lease liability as the Company does not consider it reasonably certain that it would exercise either of such options. The lease arrangements contain lease components and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the published U.S. High Yield CCC corporate bond rates at the lease commencement date of the Solana Beach lease and the current estimate of the Company's incremental borrowing rate at the lease commencement date of the remaining leases. The weighted average remaining lease term of the Company's operating leases was 8.02 years and 6.81 years, and the weighted average discount rate used to determine the operating lease liability was 10.4% and 12.0%, as of December 31, 2025 and 2024, respectively.

The lease cost was $1.3 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, future minimum lease payments are as follows:

Years ending December 31,	(in thousands)
2026	$1,616
2027	1,566
2028	1,716
2029	1,773
2030	1,833
Thereafter	5,706
Total minimum payments	14,210
Less: Discount to present value of lease payments	(5,055)
Discounted present value of lease payments	$9,155

Purchase Commitments

The Company is a party to various purchase arrangements related to its manufacturing and research and development activities. At December 31, 2025 there was approximately $4.8 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. Additionally, the Company is also a party to a license and collaboration agreement which requires minimum purchase commitments for a seven-year period starting in 2023. The total remaining minimum purchase commitments related to this agreement is $4.2 million over the next four years.

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

11. Stockholders' Equity

2025 Stock Purchase Agreement

On May 12, 2025, the Company entered into a Stock Purchase Agreement (the “2025 SPA”) with the 2025 Investor relating to the purchase and sale in a registered direct offering of an aggregate of 275,808 shares of the Company’s common stock at a price of $12.69 per share, based on the trailing 30-trading day volume-weighted average price of the Company’s common stock. The aggregate net proceeds to the Company from the offering totaled approximately $3.3 million after deducting offering expenses payable by the Company.

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

2024 At-The-Market (“ATM”) Equity Offering

In November 2024, the Company entered into At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, as sales agent (the “ATM Agreement”) to, from time to time, sell shares of its common stock having aggregate sales proceeds of up to $50.0 million, subject to the terms and conditions of the ATM Agreement. As of December 31, 2025, the Company did not issue any shares of common stock under the ATM Agreement.

Equity Compensation Plans

The Sixth Amended and Restated 2013 Incentive Compensation Plan (the “2013 Plan”) became effective in May 2025, which amended the previous plan to increase the number of shares of common stock available for awards by 700,000 shares. The plan permits the issuance of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and other awards to selected employees, directors, and consultants of the Company. The total number of shares of the Company’s common stock reserved for issuance under the 2013 Plan is 6,806,250 of which unvested awards covering 2,528,939 shares were outstanding as of December 31, 2025 and 1,340,527 shares remained available for grants under the 2013 Plan as of that date.

Share-Based Compensation Expense

The Company records share-based compensation expense on a straight-line basis over the related vesting period and recognizes forfeitures as they occur. The following table sets forth share-based compensation expense included in the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2025	2024
Cost of revenue	$131	$112
Research and development	2,017	1,641
Sales and marketing	2,224	1,881
General and administrative	3,808	3,273
Share-based compensation expense	$8,180	$6,907

Share-based compensation expense by type of share-based award:

	Year Ended December 31,
(in thousands)	2025	2024
Stock options	$272	$653
RSAs and RSUs	7,647	6,066
ESPP	261	188
	$8,180	$6,907

Total unrecognized compensation expense by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2025
	Unrecognized Expense	Remaining Weighted- Average Recognition Period (in years)
Stock options	$28	0.18
RSAs and RSUs	$8,479	1.72

Stock Option Activity

Options granted under the 2013 Plan must have an exercise price equal to at least 100% of fair market value of the Company's common stock on the date of grant. The options generally have a maximum contractual term of ten years and vest in accordance with the individual award agreements.

Stock option activity under all of the Company’s Plans as of and for the year ended December 31, 2025 is summarized below:

	Stock Options	Weighted- average Exercise price per share	Weighted- average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2024	1,376,396	$6.48
Exercised	(38,013)	$5.98
Forfeited or expired	(36,311)	$32.15
Outstanding at December 31, 2025	1,302,072	$5.78	3.80	$10,809
Exercisable at December 31, 2025	1,259,605	$5.70	3.68	$10,572
Vested and expected to vest at December 31, 2025	1,302,072	$5.78	3.80	$10,809

(1)
Intrinsic value is calculated as the estimated fair value of the Company’s stock at December 31, 2025 less the option exercise price of in-the-money options.

A summary of the status of the Company’s non-vested stock options for the year ended December 31, 2025 is presented below:

	Non-vested Stock Options	Weighted- Average Grant Date Fair Value
Nonvested, December 31, 2024	123,987	$6.83
Vested	(81,520)	$7.26
Nonvested, December 31, 2025	42,467	$6.00

There were no stock options granted during 2025 or 2024.

The total intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $0.4 million and $0.1 million, respectively, and represents the difference between the exercise price of the option and the fair value of the common stock on the dates exercised. The total grant-date fair value of stock options vested during each of the years ended December 31, 2025 and 2024 was $0.6 million and $0.8 million, respectively.

The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model.

Restricted Stock Activity

The Company issues RSAs and RSUs. RSAs are grants that entitle the holder to acquire shares of the Company's common stock at zero cost. The shares covered by a RSA cannot be sold, transferred, pledged, assigned or otherwise disposed of until the award vests. A RSU is a promise by the Company to issue a share of its common stock upon vesting of the award. Both RSAs and RSUs vest in annual installments over a two to three-year period, contingent on the holder's continued employment with the Company.

RSUs are granted to the Company’s non-employee directors on the day following an annual meeting of stockholders and they vest on the earlier of the first anniversary of the grant date or the day immediately preceding the next annual meeting of stockholders.

RSA activity as of and for the year ended December 31, 2025 is summarized below (no RSAs were granted in 2025 or 2024):

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2024	154,210	$11.12
Vested	(152,457)	$11.12
Forfeited or expired	(1,753)	$11.41
Outstanding at December 31, 2025	—	$—

RSU activity as of and for the year ended December 31, 2025 is summarized below:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2024	1,657,760	$6.76
Granted	639,617	$13.34
Vested	(620,493)	$7.10
Forfeited or expired	(25,017)	$8.01
Outstanding at December 31, 2025	1,651,867	$9.16

The estimated fair value of both RSAs and RSUs is based on the closing market value of the Company's common stock on the date of grant. The total fair value of RSAs and RSUs that vested during the years ended December 31, 2025 and 2024 was $6.1 million and $4.9 million, respectively.

Employee Stock Purchase Plan

In June 2021, the Company's stockholders adopted and approved the ClearPoint Neuro, Inc. Employee Stock Purchase Plan (the “ESPP”). In May 2025, the ESPP was amended to increase the number of shares of common stock reserved for issuance from 400,000 to 700,000 shares. The ESPP provides eligible employees the opportunity to purchase shares of common stock at the lower of 85% of the fair market value on either the first day or the last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor may any employee purchase more than 3,500 shares in any six-month purchase period. There are 382,463 shares remaining available for grant under the ESPP as of December 31, 2025.

The ESPP is deemed to be compensatory, and therefore, ESPP expense has been included in share-based compensation expenses in the consolidated statements of operations for the years ended December 31, 2025 and 2024.

During the year ended December 31, 2025, 56,535 shares were purchased under the ESPP at an average per share price of $9.88.

The fair value of the purchase options under the ESPP are estimated at the beginning of the purchase period using the Black-Scholes valuation model utilizing the following assumptions:

	2025	2024
Risk-free interest rate	4.25% -4.29%	5.24% - 5.37%
Expected life (in years)	0.5	0.5
Estimated volatility	77.32% - 84.49%	64.5% - 67.33%
Expected dividends	None	None

The weighted-average fair value per ESPP purchase right during the years ended December 31, 2025 and 2024 was $5.02 per share and $2.10 per share, respectively.

12. Segment Disclosures

The Company is a medical device company offering precise navigation to the brain, and provides clinical products and preclinical development services for controlled drug and device delivery. Even with the acquisition of IRRAS, the Company's operations are based in, and revenues are derived predominantly in, the United States, and business activities are managed on a consolidated basis. The Company operates in one reportable segment.

The Company's Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM regularly reviews disaggregated revenue data by product line as disclosed in Note 4; however, consolidated net income is utilized as the measure of profit and loss to assess performance of the business and determination on how to allocate resources. Significant expenses within net income include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company's Consolidated Statements of Operations. Segment asset information is not used by the CODM to allocate resources.

13. Income Taxes

The Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosures pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount to the actual global effective amount and rate for the year ended December 31, 2025.

	Year Ended December 31, 2025
	Amount (in thousands)	Percent
U.S. Federal Statutory Rate	$(5,378)	21.0%
State and local income taxes, net of federal income tax effect (a)	22	-0.1%
Foreign tax effects	33	-0.1%
Effects of changes in tax laws or rates enacted in the current period	—	—
Effects of cross-border tax laws	—	—
Tax credits	—	—
Changes in valuation allowance	5,124	20.0%
Nontaxable and nondeductible items
Excess share-based compensation	(41)	0.2%
Other	295	-1.2%
Changes in unrecognized tax benefit	—	—
Other adjustments	—	—
Effective tax rate	$55	-0.2%

(a) State taxes in South Carolina, Massachusetts and New Jersey made up the majority (greater than 50%) of the tax effect in this category.

The following table presents the required disclosures prior to adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective amount and rate for the year ended December 31, 2024.

Year Ended December 31,
(in thousands)	2024
Income tax benefit at federal statutory rate	$(3,992)
Adjustments for tax effects of:
State income tax, net of federal benefit	(650)
Permanent adjustments	305
Benefit state rate change	136
Other	144
Share-based compensation	1,336
Net operating loss write-off	216
Change in valuation allowance	2,517
Income tax expense	$12

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred income tax assets are as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$64,837	$31,776
Share-based compensation	1,300	1,390
Accrued expenses	747	295
174 Capitalization	—	4,606
Unrealized FX (gain)/loss	5	—
Other	408	267
	67,297	38,334
Less valuation allowance	(64,155)	(38,333)
Total deferred income tax assets	3,142	1
Deferred tax liability - property and equipment	(117)	—
Deferred tax liability - intangibles	(3,379)	—
Deferred tax liability - unrealized FX (gain)/loss	—	(1)
Net deferred tax assets	$(354)	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Generally, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on all relevant factors, a valuation allowance of $64.2 million has been established against deferred tax assets as of December 31, 2025, as management determined that it is more likely than not that sufficient taxable income will not be generated to realize those temporary differences.

The net deferred tax liability of $0.4 million as of December 31, 2025 relates to the acquisition of IRRAS, primarily related to book intangibles (with finite useful lives for book purposes and carryover tax basis) partially offset by tax net operating losses. As of December 31, 2024, the Company had no material net deferred tax liability and maintained a full valuation allowance against its net deferred income tax assets due to uncertainties surrounding their realization in future periods. Due to the timing of the acquisition late in 2025, any partial release of the valuation allowance would be reflected in the year ended December 31, 2025, and future periods as evidence of realizability evolves. The Company is subject to multiple state minimum income tax expenses for the years ended December 31, 2025 and 2024. If it is determined in the future that it is more likely than not that any deferred income tax assets are realizable, the valuation allowance will be reduced by the estimated net realizable amounts.

At December 31, 2025, the Company had net operating loss carryforwards of approximately $258.2 million and $163.1 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal net operating loss carryforwards begin expiring in 2026, and the state net operating loss carryforwards will begin expiring in 2028. It is possible that the Company will not generate taxable income in time to use these net operating loss carryforwards before their expiration. In addition, under Section 382 of the Internal Revenue Code of 1986 (the “Code”), as amended, if a corporation undergoes an “ownership change” (as defined in the Code), the corporation’s ability to use its pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” occurs if there is a cumulative change in a “loss corporation’s” (as defined in the Code) ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period.

Management has evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes and determined the Company has no uncertain tax positions that could have a significant impact on its consolidated financial statements. The Company’s federal income tax return for 2022 and subsequent years remain open for examination.