Form 10-Q
period 2026-03-31
ClearPoint Neuro, Inc.
filed 2026-05-13
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, there were 29,989,563 shares of common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under the U.S. federal securities laws. All statements, other than statements of historical fact, in this Quarterly Report, including statements relating to our expectations for performance, revenues and costs, and the adequacy of cash and cash equivalent balances to support operations and meet future obligations, are forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. We caution you that the forward-looking statements in this Quarterly Report are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

In evaluating forward-looking statements, you should refer to: (i) the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which we filed with the United States Securities and Exchange Commission (“SEC”) on March 17, 2026 (the “2025 Form 10-K”); (ii) Item 2 of this Quarterly Report, under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Which May Influence Future Results of Operations;” and (iii) Part II, Item 1.A of this Quarterly Report. As a result of these risk factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Quarterly Report, except to the extent required by applicable securities laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARPOINT NEURO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

	March 31,
	2026	December 31,
	(Unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$35,593	$45,923
Accounts receivable, net	8,662	6,549
Inventory, net	8,573	8,359
Prepaid expenses and other current assets	2,049	2,769
Total current assets	54,877	63,600
Property and equipment, net	2,914	2,621
Operating lease, right-of-use assets	13,088	8,430
Goodwill	7,472	7,472
Intangible assets, net	13,419	13,922
Other assets	1,646	1,702
Total assets	$93,416	$97,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,330	$1,256
Accrued compensation	2,977	4,360
Other accrued liabilities	2,125	2,786
Operating lease liabilities, current portion	234	694
Contract liabilities, current portion	1,814	1,669
Total current liabilities	9,480	10,765

Operating lease liabilities, net of current portion	13,710	8,461
Contract liabilities, net of current portion	608	581
Long-term notes payable, net	49,644	49,077
Deferred tax liabilities, net	354	354
Other long-term liabilities	779	489
Total liabilities	74,575	69,727
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized at March 31, 2026 and December 31, 2025; 29,986,639 and 29,368,760 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	300	294
Additional paid-in capital	239,468	238,995
Shares to be issued	5,535	5,641
Accumulated deficit	(226,462)	(216,910)
Total stockholders’ equity	18,841	28,020
Total liabilities and stockholders’ equity	$93,416	$97,747

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue	$8,802	$5,291
Service and other revenue	3,326	3,194
Total revenue	12,128	8,485
Cost of revenue	4,372	3,353
Gross profit	7,756	5,132
Research and development costs	4,522	3,379
Sales and marketing expenses	6,715	3,834
General and administrative expenses	4,997	4,082
Operating loss	(8,478)	(6,163)
Other income (expense):
Other (expense) income, net	(35)	4
Interest income	351	151
Interest expense	(1,382)	—
Net loss before income taxes	(9,544)	(6,008)
Income tax expense	8	18
Net loss	$(9,552)	$(6,026)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.32)	$(0.22)
Weighted average shares outstanding:
Basic and diluted	29,546,889	27,718,918

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)

For the Three Months Ended March 31, 2026
	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Shares to be issued	Accumulated Deficit	Total
Balances, January 1, 2026	29,368,760	$294	$238,995	$5,641	$(216,910)	$28,020
Issuances of common stock:
Share-based compensation	748,681	7	2,211	—	—	2,218
Option exercises (cash and cashless)	47,292	1	147	—	—	148
Acquisition of IRRAS	7,885	—	106	(106)	—	—
Payments for taxes related to net share settlement of equity awards	(185,979)	(2)	(1,991)	—	—	(1,993)
Net loss for the period	—	—	—	—	(9,552)	(9,552)
Balances, March 31, 2026	29,986,639	$300	$239,468	$5,535	$(226,462)	$18,841

For the Three Months Ended March 31, 2025
	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances, January 1, 2025	27,617,415	$276	$216,483	$(191,370)	$25,389
Issuances of common stock:
Share-based compensation	453,832	5	1,903	—	1,908
Option exercises (cash and cashless)	7,851	—	21	—	21
Payments for taxes related to net share settlement of equity awards	(98,914)	(1)	(1,304)	—	(1,305)
Net loss for the period	—	—	—	(6,026)	(6,026)
Balances, March 31, 2025	27,980,184	$280	$217,103	$(197,396)	$19,987

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,552)	$(6,026)
Adjustments to reconcile net loss to net cash flows from operating activities:
Allowance for credit losses (recoveries)	(95)	217
Depreciation and amortization	86	103
Amortization of intangible assets	504	—
Share-based compensation	2,218	1,908
Payment-in-kind interest	525	—
Amortization of debt issuance costs and original issue discounts	42	—
Amortization of lease right of use assets, net of accretion in lease liabilities	523	231
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2,019)	846
Inventory, net	(125)	78
Prepaid expenses and other current assets	653	168
Other assets	(71)	—
Accounts payable and accrued expenses	(437)	(2,882)
Lease liabilities	(391)	(234)
Contract liabilities	172	(581)
Net cash flows from operating activities	(7,967)	(6,172)
Cash flows from investing activities:
Purchases of property and equipment	(645)	(183)
Net cash flows from investing activities	(645)	(183)
Cash flows from financing activities:
Payment of At-The-Market offering costs	—	(78)
Proceeds from stock option exercises	148	21
Payments for taxes related to net share settlement of equity awards	(1,993)	(1,305)
Net cash flows from financing activities	(1,845)	(1,362)
Net change in cash, cash equivalents and restricted cash	(10,457)	(7,717)
Cash, cash equivalents and restricted cash, beginning of period	46,973	20,104
Cash, cash equivalents and restricted cash, end of period	$36,516	$12,387
Cash and cash equivalents	35,593	12,387
Restricted cash included in other current assets and other assets, non-current	923	—
Total cash, cash equivalents and restricted cash	$36,516	$12,387
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$—
Interest	$525	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

•
The Company had $0.1 million in capital expenditures accrued but not yet paid at March 31, 2026 and 2025.
•
During the three months ended March 31, 2026 and 2025, the Company recorded net transfers of ClearPoint reusable components having an aggregate net book value of $0.1 million and $0.2 million, respectively, between loaned systems, which are included in property and equipment in the accompanying condensed consolidated balance sheets, and inventory.
•
As discussed in Note 9, the Company entered into a lease for a building in San Diego, California. In connection with the delivery of the second phase of the lease, the Company recorded a right-of-use asset in exchange for an operating lease liability in the amount of $4.9 million.

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

The Company has several foreign wholly owned subsidiaries, primarily established for the purpose of employing the Company’s clinical services representatives serving the Company’s customers in the United Kingdom and the EU. The activities of all subsidiaries are reflected in these condensed consolidated financial statements.

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

The Company has incurred net losses since its inception, which has resulted in a cumulative deficit at March 31, 2026 of $226.5 million. In addition, the Company’s use of cash from operations amounted to $8.0 million for the three months ended March 31, 2026, and $23.9 million for the year ended December 31, 2025. Since its inception, the Company has financed its operations principally from the sale of equity securities and the issuance of notes payable.

In May 2025, the Company received net proceeds of approximately $3.3 million, after deducting offering expenses payable by the Company, from a registered direct offering. See Note 10 below for additional information.

Also in May 2025, the Company entered into a note purchase agreement under which it may sell tranches of notes in an aggregate principal amount of up to $105.0 million. As of March 31, 2026, the Company has received net proceeds of approximately $48.1 million from the sale of two notes thereunder. See Note 8 below for additional information.

In November 2024, the Company established an at-the-market equity offering program under which the Company may offer and sell, from time to time, shares of its common stock having aggregate sales proceeds of up to $50 million. As of March 31, 2026, the Company had not sold any shares of common stock under the at-the-market equity offering program. See Note 10 below for additional information.

As required by accounting principles generally accepted in the United States (“GAAP”), the Company has evaluated its ability to continue as a going concern for at least the next twelve months from the date of issuance of these financial statements. The Company has determined that based on its current forecasts, its existing cash and cash equivalent balances at March 31, 2026 are sufficient to support the Company’s operations and meet its obligations for at least the next twelve months from the date of issuance of these financial statements.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2025 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with SEC rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2025 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three months ended March 31, 2026, may not be indicative of the results to be expected for the entire year or any future periods.

Restricted cash

The Company has restricted cash pledged as a security deposit and collateral related to its operating leases. Amounts related to the cash pledged as collateral expected to be released within twelve months of the accompanying consolidated

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

balance sheet are classified in other current assets. The remaining noncurrent balance is presented in other assets in the accompanying condensed consolidated balance sheets.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Net Loss Per Share

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which consist of the Company’s outstanding common stock options and unvested restricted stock units, as described in Note 10, would be anti-dilutive, due to the reporting of a net loss for each of the periods in the accompanying condensed consolidated statements of operations.

Concentration Risks and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company classifies all highly liquid investments with original stated maturities of three months or less from the date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months but less than twelve months as short-term investments.

The Company holds substantially all its cash and cash equivalents on deposit with financial institutions in the U.S.that are insured by the Federal Deposit Insurance Corporation or in U.S. government debt securities. At March 31, 2026, the Company had approximately $0.1 million in bank balances that were in excess of the insured limits.

There were no customers whose accounts receivable balances represented greater than 10% of accounts receivable at either March 31, 2026 or December 31, 2025.

One pharmaceutical customer, a related party who is a former stockholder and former noteholder, and whose chief executive officer is a member of the Company's Board of Directors, for whom the Company provides hardware, software, clinical services and market development services in support of the customer's clinical trials, and from whom the Company earns a quarterly fee, accounted for 6% of total sales for the three months ended March 31, 2026, and 9% of total sales for the three months ended March 31, 2025. There was one additional customer who accounted for 11% of the total sales for the three months ended March 31, 2025.

Prior to granting credit to a customer, the Company generally performs credit evaluations of the customers’ financial condition. In general, the Company does not require collateral from customers in connection with an extension of credit. The accounts receivable balance is reduced by an allowance for credit losses from the potential inability of the Company's customers to make required payments. The allowance for credit losses at March 31, 2026 and December 31,

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2025 was $1.1 million and $1.2 million, respectively. The Company evaluates the historic loss experience on the accounts receivable balance and also considers separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. The estimate is a result of the Company's ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations.

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

Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed consolidated financial statements are available to be issued. Material subsequent events that required recognition or additional disclosure in the condensed consolidated financial statements are presented.

3.
Business Combination

On November 20, 2025, the Company acquired all of the outstanding equity interests of IRRAS Holdings, Inc., or IRRAS, a medical technology company focused on neurocritical care. The total consideration for the acquisition, payable

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

as of closing, was $5.0 million in cash and 1,325,000 shares of the Company’s common stock, subject to certain adjustments including for indebtedness, working capital and the satisfaction of indemnification obligations. As described below, the former equityholders of IRRAS are also eligible for earnout cash payments.

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

Of the $17.8 million of equity consideration, up to 0.4 million shares of the Company's common stock remain to be issued, consisting of (i) shares issuable to the extent not applied to satisfy the indemnification obligations of the former equityholders of IRRAS, which shares may be issued, in whole or in part, sixteen months following the closing of the acquisition, subject to the terms of the merger agreement, and (ii) shares that will be issued as soon as practicable following receipt of documentation required to complete the issuances from the parties entitled to such shares. During the three months ended March 31, 2026, the Company issued 7,885 shares of common stock to the former equityholders of IRRAS.

The Company also agreed to pay the former equityholders of IRRAS a contingent cash payment equal to 25% of that portion of net sales of IRRAS products that exceeds (a) $13.0 million in 2026, (b) $17.0 million in 2027, and (c) $22.0 million in 2028, in each case, within 90 days after the end of the applicable year. The Company determined that the fair value of the earnout liability is nominal as of the acquisition date of closing and as of March 31, 2026.

The acquisition of IRRAS has been accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” with the Company treated as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The Company is still finalizing the allocation of the purchase price and changes to this allocation may occur as additional information becomes available related to the valuation of the intangible assets, indemnification claims, and accrued expenses, with such changes recorded as an adjustment to goodwill during the measurement period. The Company has not recorded any measurement period adjustments during the three months ended March 31, 2026.

4.	Revenue Recognition

Revenue by Service Line

	Three Months Ended March 31,
(in thousands)	2026	2025
Biologics and drug delivery
Disposable products	$1,895	$1,780
Services and license fees	2,913	2,911
Subtotal – Biologics and drug delivery revenue	4,808	4,691
Neurosurgery navigation and therapy
Disposable products	5,887	3,277
Subtotal – Neurosurgery navigation and therapy revenue	5,887	3,277
Capital equipment and software
Systems and software products	1,020	234
Services	413	283
Subtotal – Capital equipment and software revenue	1,433	517
Total revenue	$12,128	$8,485

CLEARPOINT NEURO, INC.

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

(in thousands)	March 31, 2026	December 31, 2025
Accounts receivable, net	$8,662	$6,549
Other contract assets
Unbilled receivables	$775	$714
Deferred contract costs	$—	$150
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

(in thousands)	March 31, 2026	December 31, 2025
Contract liabilities	$2,422	$2,250

During the three months ended March 31, 2026, the Company recognized approximately $0.7 million of revenue which was previously included in contract liabilities in the accompanying condensed consolidated balance sheet at December 31, 2025. During the three months ended March 31, 2025, the Company recognized approximately $0.8 million of revenue which was previously included in contract liabilities in the accompanying condensed consolidated balance sheet at December 31, 2024.

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes contract liabilities that will be recognized as revenue in future periods. The majority of the remaining performance obligations relate to capital equipment and software-related service agreements and the upfront payments discussed under the heading "Contract Balances" above, which amounted to approximately $2.3 million at March 31, 2026. The Company expects to recognize approximately 74% of this revenue over the next twelve months and the remainder thereafter.

5.	Fair Value Measurement

Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

indirectly; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of cash and cash equivalents of $35.6 million and $45.9 million as of March 31, 2026, and December 31, 2025, respectively, is derived using Level 1 inputs. The cash equivalents are comprised of short-term bank deposits, money market funds, and U.S. Government debt securities with original maturities of three months or less, for which the Company believes that the carrying value is a reasonable estimate of fair value.

6.	Inventory

Inventory consists of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials and work in process	$6,722	$7,052
Finished goods	5,159	4,813
Reserve for excess and obsolete inventory	(3,308)	(3,506)
	$8,573	$8,359

7.	Goodwill and Intangible Assets

Goodwill

A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2025	$7,472
Measurement period adjustments	—
Balance as of March 31, 2026	$7,472

Intangible Assets

The acquired intangible assets are amortized using the straight-line method over their estimated useful lives of one to ten years. The following table shows the cost, accumulated amortization, and weighted average remaining life for the acquired intangible assets as of March 31, 2026 (in thousands):

	Weighted average remaining life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed Technology	10	$11,890	$(396)	$11,494
Customer Relationships	6	1,650	(92)	1,558
Trademark/Trade Name	1	550	(183)	367
Total intangible assets	9	$14,090	$(671)	$13,419

The table below sets forth amortization expense (in thousands):

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Three Months Ended March 31,
Intangible asset	Location	2026	2025
Developed Technology	Cost of revenue	$297	$-
Customer Relationships	Sales and marketing expenses	69	-
Trademark/Trade Name	Sales and marketing expenses	138	-
Total amortization expense		$504	$-

The estimated future annual amortization of finite-lived intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year:	Amortization (in thousands)
Remainder of 2026	$1,465
2027	1,464
2028	1,464
2029	1,464
2030	1,464
Thereafter	6,098
Total	$13,419

8.	Note Payable

On May 12, 2025, the Company entered into a note purchase agreement (the “2025 NPA”) with TPC Investments III, LP, an affiliate of Oberland Capital Management LLC (the “2025 Investor”), and CALW SA, LLC, as purchaser agent, under which the Company may sell to the 2025 Investor tranches of notes (“Notes”) in an aggregate principal amount of up to $105.0 million. Under the terms of the 2025 NPA, (a) the Company sold a Note in the principal amount of $30.0 million (the “First Purchase Note”) to the 2025 Investor upon signing of the 2025 NPA, (b) at the option of the Company, the Company may sell an additional $25.0 million in principal amount of Notes, in up to two increments of $12.5 million each, at any time prior to December 31, 2026, and (c) at the option of the Company and the 2025 Investor, the Company may sell up to $50.0 million in principal amount of Notes, at any time prior to December 31, 2026 (the “Third Tranche of Notes”).

In connection with the signing of the merger agreement pursuant to which the Company acquired IRRAS, the Company and the 2025 Investor entered into an amendment to the 2025 NPA pursuant to which the 2025 Investor agreed to purchase $20.0 million in principal amount of the Third Tranche of Notes under the 2025 NPA following the closing of the IRRAS acquisition (the “Third Tranche Note”). The Third Tranche Note was sold to the 2025 Investor on November 20, 2025.

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

The outstanding principal amount of the Notes bears interest at a rate per annum equal to the sum of: (i) the greater of the Term SOFR (as defined in the 2025 NPA) and 4.30%; and (ii) 3.95%, with a minimum rate of 8.25% and a cap of 9.50%, payable quarterly in arrears. For the first six quarters following the purchase date for each sale of Notes (each, a “Purchase Date”), 50% of the interest due will be paid-in-kind and added to the then-outstanding principal balance of

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Notes, which may be extended by two quarters at the Company’s option.

For the quarter ended March 31, 2026, the Company recognized interest expense of $1.4 million which is recorded in the condensed consolidated statements of operations. As of March 31, 2026, the effective interest rate on the Notes was 11.3%.

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

The Company assessed the provisions of the 2025 NPA to determine if the agreement included any embedded derivative features by evaluating each feature against the nature of the host instrument. The only embedded feature which was determined to meet the characteristics of a derivative and require bifurcation and separate accounting was the 2025 Investor's right to demand redemption prior to the Maturity Date in the event of a Change of Control or an Event of Default. The fair value of the identified derivative was determined to be nominal as the probability of Change of Control or Event of Default was negligible at inception and March 31, 2026. For each subsequent reporting period, the Company

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

will evaluate the probability of the Investor's right to demand redemption and record the applicable fair value as of the end of each reporting period.

Scheduled principal payments as of March 31, 2026 with respect to the Notes is summarized as follows:

Years ending December 31,	(in thousands)
2031	$51,433
Total scheduled principal payments	51,433
Less: unamortized discounts and financing costs	(1,789)
Total carrying amount	$49,644

9.	Commitments and Contingencies

Operating Leases

The Company subleases office space in Solana Beach, California, which serves as its corporate headquarters and houses certain management and personnel. The sublease term commenced on December 15, 2020, is set to expire on December 31, 2026, and is renewable for an additional five-year period, at the Company’s option, at the then fair market value.

The Company leases space in Carlsbad, California, that serves as office space and a manufacturing facility under a lease that commenced on June 1, 2023 and ends on May 31, 2033. The Company has two options to extend the lease term for thirty-six or sixty months, at the then fair market rental value.

On June 16, 2025, the Company entered into a lease agreement to expand into approximately 30,171 square feet within a life science building located in San Diego, California. The Company will use the facility for office, research and development, and laboratory purposes. The building will be occupied in three phases, the first of which (6,818 square feet) was made available upon lease signing. The next phase (9,833 square feet) was made available in March 2026, and the final phase (13,520 square feet) is expected to be made available by July 2026. The lease agreement expires 132 months (11 years) from the date on which the last phase is made available, subject to the Company's right to extend the lease term for one additional five-year period, at the then fair market rental value. The initial monthly base rent is $5.95 per square foot, subject to annual increases of 3%, with payment for the first and second phases to commence after occupation of the second phase and the payment for the third phase to commence after occupation of the third phase. The monthly base rent will be abated: (i) for the second through thirteenth months after the second phase occupation for the first and second phases; and (ii) for the first through twelfth months after the third phase occupation solely for the third phase. The Company determined that the three phases of the lease agreement constitute separate lease components, and calculated the right-of-use asset and lease liability of the first phase of $3.3 million and $4.9 million of the second phase.

In connection with the IRRAS acquisition, the Company assumed an operating lease for 21,200 square feet used for manufacturing and office purposes located in San Diego, California. The lease is set to expire in April 2031, with the option to extend the lease for one additional five year term, at the then fair market rental rate.

The aforementioned leases are classified as operating leases in conformity with GAAP. The aggregate lease costs were $0.5 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

10.	Stockholders’ Equity

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2025 Stock Purchase Agreement (“2025 SPA”)

On May 12, 2025, the Company entered into the 2025 SPA with TPC Investments III, LP, an affiliate of Oberland Capital Management, relating to the purchase and sale in a registered direct offering of an aggregate of 275,808 shares of the Company’s common stock at a price of $12.69 per share, based on the trailing 30-trading day volume-weighted average price of the Company’s common stock. The aggregate net proceeds to the Company from the offering totaled approximately $3.3 million after deducting offering expenses payable by the Company.

2024 At-The-Market (“ATM”) Equity Offering

In November 2024, the Company entered into At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, as sales agent (the “ATM Agreement”) to, from time to time, sell shares of its common stock having aggregate sales proceeds of up to $50.0 million, subject to the terms and conditions of the ATM Agreement. As of March 31, 2026, the Company did not issue any shares of common stock under the ATM Agreement.

Equity Compensation Plans

The Sixth Amended and Restated 2013 Incentive Compensation Plan became effective in May 2025, which amended the previous plan to increase the number of shares of common stock available for awards by 700,000 shares. The plan permits the issuance of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and other awards to selected employees, directors, and consultants of the Company. The equity incentive plans are more fully described in Note 11 to the consolidated financial statements in the 2025 Form 10-K.

The Company's equity awards provide for net share settlement, pursuant to which shares otherwise issuable upon vesting are withheld to satisfy executive managements' statutory tax withholding obligations. The Company remits cash to the applicable taxing authorities related to these withheld shares at the time of vesting.

Share-Based Compensation Expense

The Company records share-based compensation expense on a straight-line basis over the vesting periods of the related grants and recognizes forfeitures as they occur. The following table sets forth share-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of revenue	$52	$32
Research and development	473	484
Sales and marketing	652	491
General and administrative	1,041	901
Share-based compensation expense	$2,218	$1,908

Share-based compensation expense by type of share-based award is summarized below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Stock options	$28	$110
RSAs and RSUs	2,043	1,727
ESPP	147	71
	$2,218	$1,908

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total unrecognized compensation expense by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2026
	Unrecognized Expense	Remaining Weighted- Average Recognition Period (in years)
RSUs	$15,618	2.32

Stock Option Activity

Stock option activity during the three months ended March 31, 2026 is summarized below:

	Stock Options	Weighted- average Exercise price per share	Weighted- average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2025	1,302,072	$5.78
Exercised	(50,692)	$3.83
Forfeited or expired	(1,875)	$12.40
Outstanding at March 31, 2026	1,249,505	$5.85	3.60	$5,388
Exercisable at March 31, 2026	1,249,505	$5.85	3.60	$5,388

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

Restricted Stock Unit Activity

Restricted stock unit (“RSU”) activity for the three months ended March 31, 2026 is summarized below:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	1,651,867	$9.16
Granted	689,132	$13.56
Vested	(748,681)	$7.83
Forfeited or expired	(14,589)	$11.03
Outstanding at March 31, 2026	1,577,729	$11.69

ESPP

In June 2021, the Company’s stockholders adopted and approved the ClearPoint Neuro, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. In May 2025, the ESPP was amended to increase the number of shares of common stock reserved for issuance from 400,000 to 700,000 shares. There are 382,463 shares remaining available for grant under the ESPP as of March 31, 2026.

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.	Segment Disclosures

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Part I, Item 1 of this Quarterly Report. This discussion and analysis contains forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties. You should review the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 10-K") and in Part II, Item 1.A of this Quarterly Report for a discussion of important risk factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. In addition, historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.

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

Macroeconomic Trends

We continue to monitor the impacts of various macroeconomic trends, such as inflationary pressure, changes in monetary policy, decreasing consumer confidence and spending, the introduction of or changes in tariffs or trade barriers, and global or local recession. Such changes in domestic and global macroeconomic conditions may lead to increased costs for our business. Additionally, these macroeconomic trends could adversely affect our customers, which could impact their willingness to spend on our products and services, or their ability to make payments, which could harm our collection of accounts receivable and financial results. The world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. As a result, our ability to access capital markets and other funding sources may not be available in the future on commercially reasonable terms, if at all. The rapid development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments.

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

Substantially all our revenue for the three months ended March 31, 2026 and 2025 relates to: (i) sales of our ClearPoint and IRRAflow system products and related services; and (ii) consulting services from our customers in the biologics and drug delivery space. Our product revenue was $8.8 million for the three months ended March 31, 2026, and was almost entirely related to our ClearPoint system. Our service revenue was $3.3 million for the three months ended March 31, 2026, of which 88% was related to the biologics and drug delivery service line.

Our revenue recognition policies are more fully described in Note 2 to the condensed consolidated financial statements included above in Part I, Item 1 in this Quarterly Report.

Our revenue from sales of products and services to our biologics and drug delivery customers comes from pharmaceutical and biotech companies, academic institutions, or customer-sponsored contract research organizations that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures (our “Partners”) that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which the commercial success is uncertain, pending, in part, on the outcome of those trials. While our revenue from sales of products and services to our biologics and drug delivery customers is indicative of growth, the number of Partner relationships is also of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through our Partners’ use of our products and services in their delivery of therapies. At March 31, 2026, we had more than 60 Partners, similar to the number of Partners as of the same date in 2025.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026, as compared to the critical accounting policies and estimates described in our 2025 10-K.

Results of Operations

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025

	Three Months Ended March 31,		Percentage
(Dollars in thousands)	2026	2025	Change
Product revenue	$8,802	$5,291	66%
Service and other revenue	3,326	3,194	4%
Total revenue	12,128	8,485	43%
Cost of revenue	4,372	3,353	30%
Gross profit	7,756	5,132	51%
Research and development costs	4,522	3,379	34%
Sales and marketing expenses	6,715	3,834	75%
General and administrative expenses	4,997	4,082	22%
Other income (expense):
Other (expense) income, net	(35)	4	NM
Interest income	351	151	133%
Interest expense	(1,382)	—	—
Net loss before income taxes	(9,544)	(6,008)
Income tax expense	8	18	NM
Net loss	$(9,552)	$(6,026)	59%

NM – The percentage change is not meaningful.

Revenue. Total revenue was $12.1 million for the three months ended March 31, 2026, and $8.5 million for the three months ended March 31, 2025, which represents an increase of $3.6 million, or 43%.

	Three Months Ended March 31,		Percentage
(Dollars in thousands)	2026	2025	Change
Biologics and drug delivery
Disposable products	$1,895	$1,780	6%
Services and license fees	2,913	2,911	0%
Subtotal – Biologics and drug delivery revenue	4,808	4,691	2%
Neurosurgery navigation and therapy
Disposable products	5,887	3,277	80%
Subtotal – Neurosurgery navigation and therapy revenue	5,887	3,277	80%
Capital equipment and software
Systems and software products	1,020	234	336%
Services	413	283	46%
Subtotal – Capital equipment and software revenue	1,433	517	177%
Total revenue	$12,128	$8,485	43%

Biologics and drug delivery revenue, which includes sales of disposable products and services related to customer-sponsored preclinical and clinical trials utilizing our products, increased slightly to $4.8 million for the three months ended March 31, 2026 from $4.7 million for the three months ended March 31, 2025. This increase is attributable to higher product revenue.

Neurosurgery navigation and therapy revenue, which primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint and IRRAflow systems, increased 80% to $5.9 million for the three months ended March 31, 2026, from $3.3 million for the same period in 2025. The increase is driven primarily by additional revenues due to sales of the IRRAflow product as well as the introduction of our 3.0 operating room navigation software, which has positively impacted procedural volumes in the operating room during the three months ended March 31, 2026, compared to the same period in 2025. We acquired the IRRAflow product in connection with our acquisition of IRRAS in the fourth quarter of 2025.

Capital equipment and software revenue, consisting of sales of ClearPoint and IRRAflow reusable hardware and software and related services, increased 177% to $1.4 million for the three months ended March 31, 2026, from $0.5 million for the same period in 2025 primarily due to an increase in placements of ClearPoint navigation capital and software, IRRAflow control units, and Prism laser units.

Cost of Revenue and Gross Profit. Cost of revenue was $4.4 million, resulting in gross profit of $7.8 million for the three months ended March 31, 2026, and was $3.4 million, resulting in gross profit of $5.1 million for the three months ended March 31, 2025. Gross margin was 64% for the three months ended March 31, 2026, as compared to 60% in the same period in 2025. The increase in gross margin is primarily due to lower excess and obsolete inventory for the three months ended March 31, 2026, as compared to the same period in 2025.

Research and Development Costs. Research and development costs were $4.5 million for the three months ended March 31, 2026, compared to $3.4 million for the same period in 2025, an increase of $1.1 million, or 34%. The increase was due primarily to higher personnel costs of $0.6 million, and higher product and software development costs of $0.3 million.

Sales and Marketing Expenses. Sales and marketing expenses were $6.7 million for the three months ended March 31, 2026, compared to $3.8 million for the same period in 2025, an increase of $2.9 million, or 75%. This increase was due primarily to additional personnel costs of $1.9 million and increases in travel costs of $0.5 million, resulting from the expansion of our clinical and sales teams, as well as additional amortization expense of acquired intangibles of $0.2 million.

General and Administrative Expenses. General and administrative expenses were $5.0 million for the three months ended March 31, 2026, compared to $4.1 million for the same period in 2025, an increase of $0.9 million, or 22%. This increase was due primarily to higher occupancy costs of $0.7 million and higher personnel costs of $0.2 million.

Interest Income. Interest income was $0.4 million for the three months ended March 31, 2026, compared to $0.2 million for the three months ended March 31, 2025. The increase is due to higher investment in U.S. government debt securities.

Interest Expense. Interest expense was $1.4 million for the three months ended March 31, 2026, compared to no interest expense for the three months ended March 31, 2025. Interest expense increased due to the issuance of notes payable in May and November 2025. See Note 8 to the condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report for additional information with respect to the notes payable issued in May and November 2025.

Liquidity and Capital Resources

We have incurred net losses since our inception as we have devoted substantial efforts to research and development, which has resulted in a cumulative deficit at March 31, 2026 of $226.5 million. Our use of cash from operations amounted to $8.0 million for the three months ended March 31, 2026, and $23.9 million for the year ended December 31, 2025. Since inception, we have financed our operations principally from the sale of equity securities and the issuance of notes payable.

In May 2025, we received net proceeds of approximately $3.3 million, after deducting offering expenses payable by the Company, from a registered direct offering. See Note 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Also in May 2025, we entered into a note purchase agreement under which we may sell tranches of notes in an aggregate principal amount of up to $105.0 million. As of March 31, 2026, we have received net proceeds of approximately $48.1 million from the sale of two notes thereunder. See Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

In November 2024, we established an at-the-market equity offering program under which we may offer and sell, from time to time, shares of our common stock having aggregate sales proceeds of up to $50 million. As of March 31, 2026, we did not sell any shares of common stock under our at-the-market equity offering program. See Note 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Our cash and cash equivalents totaled $35.6 million at March 31, 2026. In management’s opinion, based on our current forecasts, our cash and cash equivalent balances at March 31, 2026 are sufficient to support our operations and meet our obligations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report.

We may offer and sell additional equity or issue additional notes payable to raise funds for working capital, capital expenditures, or other general corporate purposes. Our primary uses of cash and operating expenses relate to paying employees and consultants, marketing our products, and supporting our research and development of future product offerings.

Cash Flows

Cash activity for the three months ended March 31, 2026 and 2025 is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash flows used in operating activities	$(7,967)	$(6,172)
Net cash used in investing activities	(645)	(183)
Net cash used in financing activities	(1,845)	(1,362)
Net change in cash and cash equivalents	$(10,457)	$(7,717)

Net Cash Flows Used in Operating Activities. Net cash flows used in operating activities for the three months ended March 31, 2026 were $8.0 million, an increase of $1.8 million from the three months ended March 31, 2025. This increase was primarily due to a higher net loss of $3.5 million, which was partially offset by higher non-cash expenses of $1.3 million attributed to amortization of intangible assets, share-based compensation, and payment-in-kind interest. The changes in operating assets and liabilities of $0.4 million were driven primarily by increased accounts receivable balances, reflecting higher revenues and slower collections, partially offset by lower cash use in paying down liabilities.

Net Cash Flows Used in Investing Activities. Net cash flows used in investing activities for the three months ended March 31, 2026 and March 31, 2025 were $0.6 million and $0.2 million, respectively, and related to equipment acquisitions.

Net Cash Flows Used in Financing Activities. Net cash flows used in financing activities for the three months ended March 31, 2026 and March 31, 2025 consisted primarily of $2.0 million and $1.3 million, respectively, in payments for taxes related to shares withheld in connection with the vesting of restricted stock.

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

Our short- and long-term liquidity requirements include the obligations under notes payable and under lease arrangements related to our office and manufacturing facilities under non-cancellable operating leases. See Notes 8 and 9 to the consolidated financial statements included elsewhere in this Quarterly Report. We typically enter into short-term agreements with vendors and suppliers of goods and services in the normal course of business through purchase orders, which are settled in cash upon our receipt of such goods or services. We may also at times enter into long-term commitments or license and collaboration agreements which require commitments that are noncancellable. See Note 10 to the consolidated financial statements included in our 2025 10-K.

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

•
the duration and impact of macroeconomic trends, including inflationary pressures, changes in monetary policy, decreasing consumer confidence and spending, the introduction of or changes in tariffs or trade barriers, global or local recession and geopolitical instability; and
•
the effect of competing technological and market developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may be subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversions of management resources and other factors. As of the date of filing this Quarterly Report, we are not aware of any material pending legal proceeding to which we are a party or to which any of our property is subject.

ITEM 1A. RISK FACTORS.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2025 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes to the risk factors disclosed under Part I, Item 1A. "Risk Factors" in our 2025 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) During the period covered by this report, following the completion of the working capital adjustment process, we issued 7,885 shares of our common stock to the former equityholders of IRRAS. For additional information regarding the IRRAS acquisition, see Note 3 “Business Combination” to the accompanying condensed consolidated financial statements. The former equity holders of IRRAS represented to us, among other things, that they are “accredited investors” as such term is defined in Rule 501(a)(3) of Regulation D under the Securities Act. The shares of common stock issued to the former equity holders of IRRAS were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2026, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Date: May 13, 2026

CLEARPOINT NEURO, INC.

	By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danilo D’Alessandro
Danilo D’Alessandro
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)