Form 10-Q
period 2026-06-30
ClearPoint Neuro, Inc.
filed 2026-08-03
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, there were 30,504,227 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARPOINT NEURO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except for par value and share data)

	June 30,
	2026	December 31,
	(Unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$29,363	$45,923
Accounts receivable, net	8,395	6,549
Inventory, net	8,813	8,359
Prepaid expenses and other current assets	2,361	2,769
Total current assets	48,932	63,600
Property and equipment, net	2,986	2,621
Operating lease right-of-use assets	12,644	8,430
Goodwill	7,472	7,472
Intangible assets, net	12,915	13,922
Other assets	1,792	1,702
Total assets	$86,741	$97,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,153	$1,256
Accrued compensation	4,141	4,360
Other accrued liabilities	1,983	2,786
Operating lease liabilities, current portion	194	694
Contract liabilities, current portion	1,842	1,669
Total current liabilities	10,313	10,765

Operating lease liabilities, net of current portion	13,520	8,461
Contract liabilities, net of current portion	511	581
Long-term notes payable, net	50,232	49,077
Deferred tax liabilities, net	321	354
Other long-term liabilities	1,068	489
Total liabilities	75,965	69,727
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized at June 30, 2026 and December 31, 2025; 30,503,132 and 29,368,760 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	305	294
Additional paid-in capital	245,703	238,995
Shares to be issued	2,567	5,641
Accumulated deficit	(237,799)	(216,910)
Total stockholders’ equity	10,776	28,020
Total liabilities and stockholders’ equity	$86,741	$97,747

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$7,376	$5,997	$16,178	$11,288
Service and other revenue	3,504	3,218	6,830	6,412
Total revenue	10,880	9,215	23,008	17,700
Cost of revenue	4,170	3,659	8,542	7,012
Gross profit	6,710	5,556	14,466	10,688
Research and development costs	4,632	3,829	9,154	7,208
Sales and marketing expenses	6,768	4,019	13,483	7,853
General and administrative expenses	5,554	3,388	10,551	7,470
Operating loss	(10,244)	(5,680)	(18,722)	(11,843)
Other income (expense):
Other expense, net	(7)	(52)	(42)	(48)
Interest income	289	285	640	436
Interest expense	(1,413)	(365)	(2,795)	(365)
Net loss before income taxes	(11,375)	(5,812)	(20,919)	(11,820)
Income tax (benefit) expense	(38)	25	(30)	43
Net loss	$(11,337)	$(5,837)	$(20,889)	$(11,863)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.38)	$(0.21)	$(0.70)	$(0.42)
Weighted average shares outstanding:
Basic and diluted	30,166,640	28,258,305	29,858,476	27,990,102

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)

	Three and Six Months Ended June 30, 2026
	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Shares to be Issued	Accumulated Deficit	Total
Balances, December 31, 2025	29,368,760	$294	$238,995	$5,641	$(216,910)	$28,020
Issuances of common stock:
Share-based compensation	748,681	7	2,211	—	—	2,218
Option exercises (cash and cashless)	47,292	1	147	—	—	148
Acquisition of IRRAS	7,885	—	106	(106)	—	—
Payments for taxes related to net share settlement of equity awards	(185,979)	(2)	(1,991)	—	—	(1,993)
Net loss for the period	—	—	—	—	(9,552)	(9,552)
Balances, March 31, 2026	29,986,639	$300	$239,468	$5,535	$(226,462)	$18,841
Issuances of common stock:
Share-based compensation	92,773	1	2,270	—	—	2,271
Option exercises (cash and cashless)	158,256	2	453	—	—	455
Acquisition of IRRAS	219,671	2	2,966	(2,968)	—	—
Issuance of common stock under employee stock purchase plan	45,793	—	546	—	—	546
Net loss for the period	—	—	—	—	(11,337)	(11,337)
Balances, June 30, 2026	30,503,132	$305	$245,703	$2,567	$(237,799)	$10,776

	Three and Six Months Ended June 30, 2025
	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2024	27,617,415	$276	$216,483	$(191,370)	$25,389
Issuances of common stock:
Share-based compensation	453,832	5	1,903	—	1,908
Option exercises (cash and cashless)	7,851	—	21	—	21
Payments for taxes related to net share settlement of equity awards	(98,914)	(1)	(1,304)	—	(1,305)
Net loss for the period	—	—	—	(6,026)	(6,026)
Balances, March 31, 2025	27,980,184	$280	$217,103	$(197,396)	$19,987
Issuances of common stock:
Registered direct offering of common stock	275,808	3	3,338	—	3,341
Share-based compensation	157,827	1	2,268	—	2,269
Option exercises (cash)	6,000	—	28	—	28
Payments for taxes related to net share settlement of equity awards	(26,818)	—	(356)	—	(356)
Issuance of common stock under employee stock purchase plan	30,610	—	311	—	311
Net loss for the period	—	—	—	(5,837)	(5,837)
Balances, June 30, 2025	28,423,611	$284	$222,692	$(203,233)	$19,743

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,889)	$(11,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses (recoveries)	(95)	217
Depreciation and amortization	236	499
Amortization of intangible assets	1,007	—
Share-based compensation	4,489	4,177
Payment-in-kind interest	1,061	172
Amortization of debt issuance costs and original issue discounts	94	21
Amortization of lease right-of-use assets, net of accretion in lease liabilities	1,244	461
Deferred income taxes	(33)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,751)	237
Inventory, net	(452)	482
Prepaid expenses and other current assets	342	(136)
Other assets	(215)	—
Accounts payable and accrued expenses	777	(1,944)
Lease liabilities	(900)	(471)
Contract liabilities	103	(576)
Net cash used in operating activities	(14,982)	(8,724)
Cash flows from investing activities:
Purchases of property and equipment	(859)	(274)
Net cash used in investing activities	(859)	(274)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of offering costs	—	3,263
Proceeds from issuance of note payable, net of financing costs and discount	—	28,653
Proceeds from stock option exercises	603	49
Payments for taxes related to net share settlement of equity awards	(1,993)	(1,661)
Proceeds from issuance of common stock under employee stock purchase plan	546	311
Net cash (used in) provided by financing activities	(844)	30,615
Net change in cash, cash equivalents and restricted cash	(16,685)	21,617
Cash, cash equivalents and restricted cash, beginning of period	46,973	20,104
Cash, cash equivalents and restricted cash, end of period	$30,288	$41,721
Cash and cash equivalents	29,363	41,541
Restricted cash included in other current assets and other assets, non-current	925	180
Total cash, cash equivalents and restricted cash	$30,288	$41,721
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$30	$12
Interest	$1,061	$172

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

•
The Company had $0.1 million in capital expenditures accrued but not yet paid as of June 30, 2025.
•
During each of the six months ended June 30, 2026 and 2025, the Company recorded net transfers of reusable components having an aggregate net book value of $0.1 million between systems at customer sites, which are included in property and equipment in the accompanying condensed consolidated balance sheets, and inventory.

•
As discussed in Note 9, the Company entered into a lease for a building in San Diego, California being developed as a preclinical contract research organization facility, known as the ClearPoint Advanced Laboratories (the “CAL”) in June 2025. The delivery of the second phase of the lease was in March 2026. In connection with these, the Company recorded right-of-use assets in exchange for operating lease liabilities in the amounts of $3.3 million and $4.9 million in June 2025 and March 2026, respectively.

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

Macroeconomic Trends

The Company continues to monitor the impacts of various macroeconomic trends, such as inflationary pressure, changes in monetary policy, constraints on hospital capital spending, the introduction of or changes in tariffs or trade barriers, and global or local recession and geopolitical instability. Such changes in domestic and global macroeconomic conditions may lead to increased costs for the Company's business. Additionally, these macroeconomic trends could adversely affect the Company’s customers, which could impact their willingness to spend on the Company’s products and services, or their ability to make payments, which could harm the collection of accounts receivable and financial results. In particular, a portion of the Company's revenue is derived from

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

products and services supporting pharmaceutical and biotechnology partners' preclinical and clinical development programs, and constraints in the funding environment for these partners, whether due to capital markets conditions or changes in government research funding, could cause partners to delay, scale back or discontinue programs utilizing the Company's products and services. The world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. As a result, the Company’s ability to access capital markets and other funding sources may not be available in the future on commercially reasonable terms, if at all. The Company cannot predict with certainty the ultimate impact of these trends on its business, financial condition, results of operations or cash flows, which will depend on future developments. To date, these trends have not had a material adverse impact on our business, financial condition or results of operations.

Liquidity

The Company has incurred net losses since its inception, which has resulted in a cumulative deficit at June 30, 2026 of $237.8 million. In addition, the Company’s use of cash from operations amounted to $15.0 million for the six months ended June 30, 2026, and $23.9 million for the year ended December 31, 2025. Since its inception, the Company has financed its operations principally from the sale of equity securities and the issuance of notes payable.

In May 2025, the Company received net proceeds of approximately $3.3 million, after deducting offering expenses payable by the Company, from a registered direct offering. See Note 10 below for additional information.

Also in May 2025, the Company entered into a note purchase agreement under which it may sell tranches of notes in an aggregate principal amount of up to $105.0 million. As of June 30, 2026, the Company has received net proceeds of approximately $48.1 million from the sale of two notes thereunder. See Note 8 below for additional information.

In November 2024, the Company established an at-the-market equity offering program under which the Company may offer and sell, from time to time, shares of its common stock having aggregate sales proceeds of up to $50.0 million. As of June 30, 2026, the Company had not sold any shares of common stock under the at-the-market equity offering program. See Note 10 below for additional information.

As required by accounting principles generally accepted in the United States (“GAAP”), the Company has evaluated its ability to continue as a going concern for at least the next twelve months from the date of issuance of these financial statements. The Company has determined that based on its current forecasts, its existing cash and cash equivalent balances at June 30, 2026 are sufficient to support the Company’s operations and meet its obligations for at least the next twelve months from the date of issuance of these financial statements.

2.
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2025 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with SEC rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2025 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and six months ended June 30, 2026, may not be indicative of the results to be expected for the entire year or any future periods.

Restricted Cash

The Company has restricted cash pledged as a security deposit and collateral related to its operating leases. Amounts related to the cash pledged as collateral expected to be released within twelve months of the accompanying consolidated balance sheet are classified in other current assets. The remaining noncurrent balance is presented in other assets in the accompanying condensed consolidated balance sheets.

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

See Note 4 below for additional information regarding revenue recognition.

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

liquid investments with stated maturities of greater than three months but less than twelve months as short-term investments.

The Company holds substantially all its cash and cash equivalents on deposit with financial institutions in the U.S.that are insured by the Federal Deposit Insurance Corporation or in U.S. government debt securities. At June 30, 2026, the Company had approximately $1.4 million in bank balances that were in excess of the insured limits.

There were no customers whose accounts receivable balances represented greater than 10% of accounts receivable at either June 30, 2026 or December 31, 2025.

One pharmaceutical customer, a related party who is a former stockholder and former noteholder, and whose chief executive officer is a member of the Company's Board of Directors, for whom the Company provides hardware, software, clinical services and market development services in support of the customer's clinical trials, and from whom the Company earns a quarterly fee, accounted for 6% of total sales for each of the three and six months ended June 30, 2026, and 8% of total sales for each of the three and six months ended June 30, 2025.

Prior to granting credit to a customer, the Company generally performs credit evaluations of the customers’ financial condition. In general, the Company does not require collateral from customers in connection with an extension of credit. The accounts receivable balance is reduced by an allowance for credit losses from the potential inability of the Company's customers to make required payments. The allowance for credit losses at June 30, 2026 and December 31, 2025 was $1.1 million and $1.2 million, respectively. The Company evaluates the historic loss experience on the accounts receivable balance and also considers separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. The estimate is a result of the Company's ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations.

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Of the $17.8 million of equity consideration, up to 0.2 million shares of the Company's common stock remain to be issued, consisting of shares issuable to the extent not applied to satisfy the indemnification obligations of the former equityholders of IRRAS, which shares may be issued, in whole or in part, sixteen months following the closing of the acquisition, subject to the terms of the merger agreement. During the three and six months ended June 30, 2026, the Company issued 219,671 and 227,556 shares, respectively, of common stock to the former equityholders of IRRAS.

The Company also agreed to pay the former equityholders of IRRAS a contingent cash payment equal to 25% of that portion of net sales of IRRAS products that exceeds (a) $13.0 million in 2026, (b) $17.0 million in 2027, and (c) $22.0 million in 2028, in each case, within 90 days after the end of the applicable year. The Company determined that the fair value of the earnout liability is nominal as of the acquisition date and as of June 30, 2026.

The acquisition of IRRAS has been accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” with the Company treated as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The Company is still finalizing the allocation of the purchase price and changes to this allocation may occur as additional information becomes available related to the valuation of the intangible

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

assets, indemnification claims, and accrued expenses, with such changes recorded as an adjustment to goodwill during the measurement period. The Company has not recorded any measurement period adjustments during the three or six months ended June 30, 2026.

4.
Revenue Recognition

Revenue by Service Line

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Biologics and drug delivery
Disposable products	$943	$1,871	$2,838	$3,651
Services and license fees	3,088	2,868	6,001	5,779
Subtotal – Biologics and drug delivery revenue	4,031	4,739	8,839	9,430
Neurosurgery navigation and therapy
Disposable products	5,552	3,432	11,439	6,709
Subtotal – Neurosurgery navigation and therapy revenue	5,552	3,432	11,439	6,709
Capital equipment and software
Systems and software products	881	694	1,901	928
Services	416	350	829	633
Subtotal – Capital equipment and software revenue	1,297	1,044	2,730	1,561
Total revenue	$10,880	$9,215	$23,008	$17,700

Contract Balances

•
Contract assets – The timing of revenue recognition may differ from the time of billing to the Company's customers. In most cases, customers are billed upon shipment of products or delivery of services and the related contract assets, which represent an unconditional right to consideration, comprise the accounts receivable balance. When revenue is recognized in advance of its right to bill and receive consideration, the Company records this unbilled receivable as a contract asset, which is classified as other current assets in the accompanying condensed consolidated balance sheets.

(in thousands)	June 30, 2026	December 31, 2025
Accounts receivable, net	$8,395	$6,549
Other contract assets
Unbilled receivables	$960	$714
Deferred contract costs	$199	$150
•
Contract liabilities – Contract liabilities consist of amounts that have been invoiced to customers and for which the Company has the right to bill, but that have not been recognized as revenue as the related goods or services have not been transferred. The Company's contract liabilities are generally comprised of the following: (1) capital equipment and software-related service fees that are typically billed and collected at the inception of the service agreements, which have terms ranging from one to three years; (2) annual fees for agreements with customers that bundle the capital equipment and software-related service fees with software and hardware upgrades that are made commercially available over the term of the contract; and (3) up-front payments from customers made in connection with consulting services. The unearned portion of all such fees is classified as contract liabilities.

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands)	June 30, 2026	December 31, 2025
Contract liabilities	$2,353	$2,250

During the three and six months ended June 30, 2026, the Company recognized approximately $0.4 million and $1.1 million, respectively, of revenue which was previously included in contract liabilities in the condensed consolidated balance sheet at December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized approximately $0.2 million and $1.0 million, respectively, of revenue which was previously included in contract liabilities in the condensed consolidated balance sheet at December 31, 2024.

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes contract liabilities that will be recognized as revenue in future periods. The majority of the remaining performance obligations relate to capital equipment and software-related service agreements and the upfront payments discussed under the heading "Contract Balances" above, which amounted to approximately $2.2 million at June 30, 2026. The Company expects to recognize approximately 77% of this revenue over the next twelve months and the remainder thereafter.

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

The fair value of cash and cash equivalents of $29.4 million and $45.9 million as of June 30, 2026 and December 31, 2025, respectively, is derived using Level 1 inputs. The cash equivalents are comprised of short-term bank deposits, money market funds, and U.S. Government debt securities with original maturities of three months or less, for which the Company believes that the carrying value is a reasonable estimate of fair value.

6.
Inventory

Inventory consists of the following as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials and work in process	$7,409	$7,052
Finished goods	5,060	4,813
Reserve for excess and obsolete inventory	(3,656)	(3,506)
Total inventory, net	$8,813	$8,359

7.
Goodwill and Intangible Assets

Goodwill

A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2025	$7,472
Measurement period adjustments	—
Balance as of June 30, 2026	$7,472

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible Assets

The following table shows the cost, accumulated amortization, and weighted average remaining life for the acquired intangible assets as of the dates indicated in the tables below (in thousands):

	June 30, 2026
	Weighted average remaining life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed Technology	9	$11,890	$(694)	$11,196
Customer Relationships	5	1,650	(160)	1,490
Trademark/Trade Name	<1	550	(321)	229
Total intangible assets	9	$14,090	$(1,175)	$12,915

	December 31, 2025
	Weighted average remaining life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed Technology	10	$11,890	$(99)	$11,791
Customer Relationships	6	1,650	(23)	1,627
Trademark/Trade Name	1	550	(46)	504
Total intangible assets	9	$14,090	$(168)	$13,922

The tables below set forth amortization expense for the periods presented (in thousands):

		Three Months Ended June 30,
Intangible asset	Location	2026	2025
Developed Technology	Cost of revenue	$298	$-
Customer Relationships	Sales and marketing expenses	68	-
Trademark/Trade Name	Sales and marketing expenses	137	-
Total amortization expense		$503	$-

		Six Months Ended June 30,
Intangible asset	Location	2026	2025
Developed Technology	Cost of revenue	$595	$-
Customer Relationships	Sales and marketing expenses	137	-
Trademark/Trade Name	Sales and marketing expenses	275	-
Total amortization expense		$1,007	$-

The estimated future annual amortization of finite-lived intangible assets is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year:	Amortization Expense
Remainder of 2026	$961
2027	1,464
2028	1,464
2029	1,464
2030	1,464
Thereafter	6,098
Total	$12,915

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The outstanding principal amount of the Notes bears interest at a rate per annum equal to the sum of: (i) the greater of the Term SOFR (as defined in the 2025 NPA) and 4.30%; and (ii) 3.95%, with a minimum rate of 8.25% and a cap of 9.50%, payable quarterly in arrears. For the first six quarters following the purchase date for each sale of Notes (each, a “Purchase Date”), 50% of the interest due will be paid-in-kind and added to the then-outstanding principal balance of the Notes, which may be extended by two quarters at the Company’s option.

For the three and six months ended June 30, 2026, the Company recognized interest expense of $1.4 million and $2.8 million which is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2025, such amounts were not material. As of June 30, 2026, the effective interest rate on the Notes was 11.3%.

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company assessed the provisions of the 2025 NPA to determine if the agreement included any embedded derivative features by evaluating each feature against the nature of the host instrument. The only embedded feature which was determined to meet the characteristics of a derivative and require bifurcation and separate accounting was the 2025 Investor's right to demand redemption prior to the Maturity Date in the event of a Change of Control or an Event of Default. The fair value of the identified derivative was determined to be nominal as the probability of Change of Control or Event of Default was negligible at inception and at June 30, 2026. For each subsequent reporting period, the Company will evaluate the probability of the Investor's right to demand redemption and record the applicable fair value as of the end of each reporting period.

Scheduled principal payments as of June 30, 2026 with respect to the Notes is summarized as follows (in thousands):

Year ending December 31,
2031	$51,969
Total scheduled principal payments	51,969
Less: unamortized discounts and financing costs	(1,737)
Total carrying amount	$50,232

9.
Commitments and Contingencies

Operating Leases

The Company subleases office space in Solana Beach, California, which serves as its corporate headquarters and houses certain management and personnel. The sublease term commenced on December 15, 2020, was set to expire on December 31, 2026, and was renewable for an additional five-year period, at the Company’s option, at the then fair market value. See Note 12 below for additional information regarding this sublease.

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company leases space in Carlsbad, California, that serves as office space and a manufacturing facility under a lease that commenced on June 1, 2023 and ends on May 31, 2033. The Company has two options to extend the lease term for thirty-six or sixty months, at the then fair market rental value.

On June 16, 2025, the Company entered into a lease agreement to expand into approximately 30,171 square feet within a life science building located in San Diego, California. The Company will use the facility, known as the ClearPoint Advanced Laboratories (the “CAL”), for office, research and development, and laboratory purposes, supporting preclinical contract research. The building will be occupied in three phases, the first of which (6,818 square feet) was made available upon lease signing. The next phase (9,833 square feet) was made available in March 2026, and the final phase (13,520 square feet) was made available in July 2026. The lease agreement expires 132 months (11 years) from the date on which the last phase is made available, subject to the Company's right to extend the lease term for one additional five-year period, at the then fair market rental value. The initial monthly base rent is $5.95 per square foot, subject to annual increases of 3%, with payment for the first and second phases to commence after occupation of the second phase and the payment for the third phase to commence after occupation of the third phase. The monthly base rent will be abated: (i) for the second through thirteenth months after the second phase occupation for the first and second phases; and (ii) for the first through twelfth months after the third phase occupation solely for the third phase. The Company determined that the three phases of the lease agreement constitute separate lease components, and calculated the right-of-use assets and lease liabilities of the first and second phases of $3.3 million and $4.9 million, respectively. See Note 12 below for additional information regarding this lease.

In connection with the IRRAS acquisition, the Company assumed an operating lease for 21,200 square feet used for manufacturing and office purposes located in San Diego, California. The lease is set to expire in April 2031, with the option to extend the lease for one additional five-year term, at the then fair market rental rate.

The aforementioned leases are classified as operating leases in conformity with GAAP. The aggregate lease costs were $0.7 million and $1.2 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively.

10.
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

2024 At-The-Market (“ATM”) Equity Offering

In November 2024, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, as sales agent (the “ATM Agreement”) to, from time to time, sell shares of its common stock having aggregate sales proceeds of up to $50.0 million, subject to the terms and conditions of the

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ATM Agreement. As of June 30, 2026, the Company has not sold any shares of common stock under the ATM Agreement.

Equity Compensation Plans

The Seventh Amended and Restated 2013 Incentive Compensation Plan became effective in May 2026, which amended and restated the previous plan primarily to increase the number of shares of common stock available for awards by 1,000,000 shares. The plan permits the issuance of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and other awards to selected employees, directors, and consultants of the Company. The equity incentive plans are more fully described in Note 11 to the consolidated financial statements in the 2025 Form 10-K.

The Company's equity awards granted to certain employees provide for net share settlement, pursuant to which shares otherwise issuable upon vesting are withheld to satisfy the applicable employee's statutory tax withholding obligations. The Company remits cash to the applicable taxing authorities related to these withheld shares at the time of vesting.

Share-Based Compensation Expense

The Company records share-based compensation expense on a straight-line basis over the vesting periods of the related grants and recognizes forfeitures as they occur. The following table sets forth share-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$52	$37	$104	$69
Research and development costs	499	573	972	1,056
Sales and marketing expenses	666	633	1,318	1,125
General and administrative expenses	1,054	1,026	2,095	1,927
Total share-based compensation expense	$2,271	$2,269	$4,489	$4,177

Share-based compensation expense by type of share-based award is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock options	$—	$83	$28	$193
RSAs and RSUs	2,149	2,115	4,192	3,842
ESPP	122	71	269	142
Total share-based compensation expense	$2,271	$2,269	$4,489	$4,177

Total unrecognized compensation expense by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized:

	June 30, 2026
	Unrecognized Expense (in thousands)	Remaining Weighted- Average Recognition Period (in years)
RSUs	$14,329	2.06

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Option Activity

Stock option activity for the six months ended June 30, 2026 is summarized below:

	Stock Options	Weighted- average Exercise price per share	Weighted- average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)(1)
Outstanding as of December 31, 2025	1,302,072	$5.78
Exercised	(211,871)	$3.27
Forfeited or expired	(1,875)	$12.40
Outstanding as of June 30, 2026	1,088,326	$6.26	3.55	$12,715
Exercisable as of June 30, 2026	1,088,326	$6.26	3.55	$12,715

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

Restricted Stock Unit Activity

Restricted stock unit (“RSU”) activity for the six months ended June 30, 2026 is summarized below:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2025	1,651,867	$9.16
Granted	780,714	$13.32
Vested	(841,454)	$8.28
Forfeited or expired	(29,271)	$12.27
Outstanding as of June 30, 2026	1,561,856	$11.65

ESPP

In June 2021, the Company’s stockholders adopted and approved the ClearPoint Neuro, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. In May 2025, the ESPP was amended to increase the number of shares of common stock reserved for issuance from 400,000 to 700,000 shares. During the six months ended June 30, 2026, 45,793 shares were purchased under the ESPP at an average offering price of $11.93. There are 336,670 shares remaining available for issuance under the ESPP as of June 30, 2026.

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

marketing, and general and administrative expenses, which are each separately presented on the Company's Consolidated Statements of Operations. Segment asset information is not used by the CODM to allocate resources.

12.
Subsequent Events

Operating Leases

On July 8, 2026, the Company entered into an amendment to the sublease for its office space in Solana Beach, California, under which the term of the sublease was extended by an additional five years to December 31, 2031. The Company estimates it will recognize an incremental right-of-use asset and corresponding lease liability of approximately $2.3 million, reflecting the extended lease term.

On July 13, 2026, the final phase of the Company's lease for its ClearPoint Advanced Laboratories (the “CAL”) facility located in San Diego, California, became available for its intended use. The Company estimates it will recognize a right-of-use asset and corresponding lease liability of approximately $6.7 million.

See Note 9 above for additional information regarding the Company's leases.

Purchase Commitments

Subsequent to June 30, 2026, the Company issued purchase orders for capital equipment totaling approximately $3.1 million. Delivery of the equipment is expected in 2027, with payments due through 2028.

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

Currently, we have more than 60 biologics and drug delivery customers who are evaluating using our products and services in trials to inject gene and cell therapies directly into the brain. These customers have drug development programs at various stages of development, ranging from preclinical research to late-stage regulatory trials for multiple distinct disease states. This part of our business potentially represents the largest opportunity for growth; however, our ability to grow in this market is dependent on our ability to maintain and establish new relationships with pharmaceutical company customers, such customers' continuation of research and product development plans, such customers successfully completing clinical trials and obtaining regulatory approvals of their drugs and biologics, and such customers’ realization of commercial success for their therapies, including overcoming barriers in reimbursement, physician adoption, and patient access to their therapies. In 2024, the U.S. Food and Drug Administration (the “FDA”) granted marketing authorization for our SmartFlow cannula to be used to deliver a gene therapy for the treatment of aromatic L-amino acid decarboxylase deficiency to regions of interest within the brain.

Factors Which May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.

Macroeconomic Trends

We continue to monitor the impacts of various macroeconomic trends, such as inflationary pressure, changes in monetary policy, constraints on hospital capital spending, the introduction of or changes in tariffs or trade barriers, and global or local recession and geopolitical instability. Such changes in domestic and global macroeconomic conditions may lead to increased costs for our business. Additionally, these macroeconomic trends could adversely affect our customers, which could impact their willingness to spend on our products and services, or their ability to make payments, which could harm our collection of accounts receivable and financial results. In particular, a portion of our revenue is derived from products and services supporting pharmaceutical and biotechnology partners' preclinical and clinical development programs, and constraints in the funding environment for these partners, whether due to capital markets conditions or changes in government research funding, could cause partners to delay, scale back or discontinue programs utilizing our products and services. The world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. As a result, our ability to access capital markets and other funding sources may not be available in the future on commercially reasonable terms, if at all. We cannot predict with certainty the ultimate impact of these trends on our business, financial condition, results of operations or cash flows, which will depend on future developments. To date, these trends have not had a material adverse impact on our business, financial condition or results of operations.

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

Our neurosurgery navigation and therapy revenue primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint and IRRAflow systems. Generating recurring revenue from the sale of disposable products is an important part of our business model. Future revenue from sales of such products is difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses. As a result of the IRRAS acquisition, revenue is expected to grow over the coming years due to a larger combined organization, expanded product offerings, and increased customer reach, both in the U.S. and internationally.

Our biologics and drug delivery revenue comes from sales of products, including disposable products, and services related to customer-sponsored preclinical and clinical trials utilizing our products. Our biologics and drug delivery customers are pharmaceutical and biotech companies, academic institutions, and customer-sponsored contract research organizations that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures (our “Partners”) that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which the commercial success is uncertain, pending, in part, on the outcome of those trials. The number of Partner relationships is of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through our Partners’ use of our products and services in their delivery of therapies. At June 30, 2026, we had more than 60 Partners, similar to the number of Partners as of the same date in 2025.

Our capital equipment and software revenue consists of sales of ClearPoint and IRRAflow reusable hardware and software and related services.

Substantially all our revenue for the three and six months ended June 30, 2026 and 2025 relates to: (i) sales of our ClearPoint and IRRAflow system products and related services; and (ii) consulting services provided to our biologics and drug delivery customers. Our product revenue was $7.4 million and $16.2 million for the three and six months ended June 30, 2026, respectively, and was almost entirely related to our ClearPoint system. Our service revenue was $3.5 million and $6.8 million for the three and six months ended June 30, 2026, respectively, of which 88% was related to the biologics and drug delivery service line.

Our revenue recognition policies are more fully described in Note 2 to the condensed consolidated financial statements included above in Part I, Item 1 in this Quarterly Report.

Cost of Revenue

Cost of revenue includes the direct costs associated with the assembly and purchase of components for neurosurgery navigation products, biologics and drug delivery products, non-neurosurgery therapy products, and capital equipment that we have sold, and for which we have recognized revenue in accordance with our revenue recognition policy, as well as labor hours for the cost of providing preclinical and consulting services. Cost of revenue also includes the allocation of manufacturing overhead costs and depreciation of loaned systems installed under our ClearPoint placement program, as well as provisions for obsolete, impaired, or excess inventory.

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing, and prototyping of our ClearPoint system products, cannulas, and enhancements. Such costs include salaries, travel, and benefits for research and development personnel; materials and laboratory supplies in research and development activities; outside consultant costs; and licensing costs related to technology not yet commercialized. We anticipate that, over time, our research and development costs may increase as we: (i) develop devices and services for delivery of therapeutics into the central nervous system, (ii) expand products into the operating room and therapeutics space, (iii) expand the application of our technological platforms internationally, (iv) invest in the IRRAflow product portfolio and clinical evidence, and (v) develop robotics and focused ultrasound technologies.

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

Sales and Marketing, and General and Administrative Expenses

Our sales and marketing, and general and administrative expenses consist primarily of salaries, incentive-based compensation, travel and benefits, including related share-based compensation; marketing costs; professional fees, including fees for outside attorneys and accountants; occupancy costs; insurance; and other general and administrative expenses, which include, but are not limited to, corporate licenses, director fees, hiring costs, taxes, postage, office supplies, information technology and meeting costs. We expect increases in our sales and marketing expenses as a result of a larger combined sales organization following the IRRAS acquisition, primarily reflecting higher salary and personnel-related costs associated with the larger commercial team following the IRRAS acquisition.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2026, as compared to the critical accounting policies and estimates described in our 2025 10-K.

Results of Operations

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025

	Three Months Ended June 30,		Percentage
(Dollars in thousands)	2026	2025	Change
Product revenue	$7,376	$5,997	23%
Service and other revenue	3,504	3,218	9%
Total revenue	10,880	9,215	18%
Cost of revenue	4,170	3,659	14%
Gross profit	6,710	5,556	21%
Research and development costs	4,632	3,829	21%
Sales and marketing expenses	6,768	4,019	68%
General and administrative expenses	5,554	3,388	64%
Other income (expense):
Other expense, net	(7)	(52)	(87)%
Interest income	289	285	1%
Interest expense	(1,413)	(365)	NM
Net loss before income taxes	(11,375)	(5,812)	96%
Income tax (benefit) expense	(38)	25	NM
Net loss	$(11,337)	$(5,837)	94%

NM – The percentage change is not meaningful.

Revenue. Total revenue was $10.9 million for the three months ended June 30, 2026, and $9.2 million for the three months ended June 30, 2025, which represents an increase of $1.7 million, or 18%.

	Three Months Ended June 30,		Percentage
(Dollars in thousands)	2026	2025	Change
Biologics and drug delivery
Disposable products	$943	$1,871	(50)%
Services and license fees	3,088	2,868	8%
Subtotal – Biologics and drug delivery revenue	4,031	4,739	(15)%
Neurosurgery navigation and therapy
Disposable products	5,552	3,432	62%
Subtotal – Neurosurgery navigation and therapy revenue	5,552	3,432	62%
Capital equipment and software
Systems and software products	881	694	27%
Services	416	350	19%
Subtotal – Capital equipment and software revenue	1,297	1,044	24%
Total revenue	$10,880	$9,215	18%

Biologics and drug delivery revenue decreased to $4.0 million for the three months ended June 30, 2026 from $4.7 million for the three months ended June 30, 2025. This decrease is attributable to lower product revenue due to a single customer order that occurred in the quarter of the prior year and did not recur in the current quarter.

Neurosurgery navigation and therapy revenue increased 62% to $5.6 million for the three months ended June 30, 2026, from $3.4 million for the same period in 2025. The increase is driven primarily by additional revenues due to sales of the IRRAflow product as well as the introduction of our 3.0 operating room navigation software, which has positively impacted procedural volumes in the operating room during the three months ended June 30, 2026, compared to the same period in 2025. We acquired the IRRAflow product in connection with our acquisition of IRRAS in the fourth quarter of 2025.

Capital equipment and software revenue increased 24% to $1.3 million for the three months ended June 30, 2026, from $1.0 million for the same period in 2025 primarily due to an increase in placements of ClearPoint navigation capital and software, IRRAflow control units, and Prism laser units.

Cost of Revenue and Gross Profit. Cost of revenue was $4.2 million, resulting in gross profit of $6.7 million for the three months ended June 30, 2026, and was $3.7 million, resulting in gross profit of $5.6 million for the three months ended June 30, 2025. Gross margin was 62% for the three months ended June 30, 2026, as compared to 60% in the same period in 2025. The increase in gross margin is primarily due to lower excess and obsolete inventory for the three months ended June 30, 2026, as compared to the same period in 2025.

Research and Development Costs. Research and development costs were $4.6 million for the three months ended June 30, 2026, compared to $3.8 million for the same period in 2025, an increase of $0.8 million, or 21%. The increase was due primarily to higher personnel costs of $0.8 million.

Sales and Marketing Expenses. Sales and marketing expenses were $6.8 million for the three months ended June 30, 2026, compared to $4.0 million for the same period in 2025, an increase of $2.7 million, or 68%. This increase was due primarily to additional personnel costs of $1.8 million and increases in travel costs of $0.3 million, resulting from the expansion of our clinical and sales teams. The increase was also driven by additional amortization expense of acquired intangible assets of $0.2 million and marketing material costs of $0.2 million.

General and Administrative Expenses. General and administrative expenses were $5.6 million for the three months ended June 30, 2026, compared to $3.4 million for the same period in 2025, an increase of $2.2 million, or 64%. This increase was due primarily to increases in occupancy costs of $0.7 million, professional service fees of $0.5 million, personnel costs of $0.3 million, general corporate costs of $0.3 million, and information technology and software costs of $0.2 million.

Interest Income. Interest income was $0.3 million for each of the three months ended June 30, 2026 and 2025.

Interest Expense. Interest expense was $1.4 million for the three months ended June 30, 2026, compared to $0.4 million for the same period in 2025, an increase of $1.0 million. Interest expense increased due to the issuance of notes payable in May and November 2025. See Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information with respect to the notes payable issued in May and November 2025.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025

	Six Months Ended June 30,		Percentage
(Dollars in thousands)	2026	2025	Change
Product revenue	$16,178	$11,288	43%
Service and other revenue	6,830	6,412	7%
Total revenue	23,008	17,700	30%
Cost of revenue	8,542	7,012	22%
Gross profit	14,466	10,688	35%
Research and development costs	9,154	7,208	27%
Sales and marketing expenses	13,483	7,853	72%
General and administrative expenses	10,551	7,470	41%
Other income (expense):
Other expense, net	(42)	(48)	(13)%
Interest income	640	436	47%
Interest expense	(2,795)	(365)	NM
Net loss before income taxes	(20,919)	(11,820)	77%
Income tax (benefit) expense	(30)	43	NM
Net loss	$(20,889)	$(11,863)	76%

NM – The percentage change is not meaningful.

Revenue. Total revenue was $23.0 million for the six months ended June 30, 2026, and $17.7 million for the six months ended June 30, 2025, which represents an increase of $5.3 million, or 30%.

	Six Months Ended June 30,		Percentage
(Dollars in thousands)	2026	2025	Change
Biologics and drug delivery
Disposable products	$2,838	$3,651	(22)%
Services and license fees	6,001	5,779	4%
Subtotal – Biologics and drug delivery revenue	8,839	9,430	(6)%
Neurosurgery navigation and therapy
Disposable products	11,439	6,709	71%
Subtotal – Neurosurgery navigation and therapy revenue	11,439	6,709	71%
Capital equipment and software
Systems and software products	1,901	928	105%
Services	829	633	31%
Subtotal – Capital equipment and software revenue	2,730	1,561	75%
Total revenue	$23,008	$17,700	30%

Biologics and drug delivery revenue decreased to $8.8 million for the six months ended June 30, 2026 from $9.4 million for the six months ended June 30, 2025. This decrease is attributable to lower product revenue due to a single customer order that occurred in the six-month period of the prior year and did not recur in the current period. In general, this category of revenue is impacted by timing of our Partners’ drug development programs and tends to be uneven quarter to quarter.

Neurosurgery navigation and therapy revenue increased 71% to $11.4 million for the six months ended June 30, 2026, from $6.7 million for the same period in 2025. The increase is driven primarily by additional revenues due to sales of the IRRAflow product as well as the introduction of our 3.0 operating room navigation software, which has positively impacted procedural volumes in the operating room during the six months ended June 30, 2026, compared to the same period in 2025. We acquired the IRRAflow product in connection with our acquisition of IRRAS in the fourth quarter of 2025.

Capital equipment and software revenue increased 75% to $2.7 million for the six months ended June 30, 2026, from $1.6 million for the same period in 2025 primarily due to an increase in placements of ClearPoint navigation capital and software, IRRAflow control units, and Prism laser units.

Cost of Revenue and Gross Profit. Cost of revenue was $8.5 million, resulting in gross profit of $14.5 million for the six months ended June 30, 2026, and was $7.0 million, resulting in gross profit of $10.7 million for the six months ended June 30, 2025. Gross margin was 63% for the six months ended June 30, 2026, as compared to 60% in the same period in 2025. The increase in gross margin is primarily due to lower excess and obsolete inventory for the six months ended June 30, 2026, as compared to the same period in 2025.

Research and Development Costs. Research and development costs were $9.2 million for the six months ended June 30, 2026, compared to $7.2 million for the same period in 2025, an increase of $1.9 million, or 27%. The increase was due primarily to increases in personnel costs of $1.4 million, repair costs of $0.2 million, quality audit fees of $0.1 million, and travel costs of $0.1 million.

Sales and Marketing Expenses. Sales and marketing expenses were $13.5 million for the six months ended June 30, 2026, compared to $7.9 million for the same period in 2025, an increase of $5.6 million, or 72%. This increase was due primarily to additional personnel costs of $3.7 million and increases in travel costs of $0.8 million, resulting from the expansion of our clinical and sales teams. The increase was also driven by additional amortization expense of acquired intangible assets of $0.4 million and marketing material costs of $0.4 million.

General and Administrative Expenses. General and administrative expenses were $10.6 million for the six months ended June 30, 2026, compared to $7.5 million for the same period in 2025, an increase of $3.1 million, or 41%. This increase was due primarily to increases in occupancy costs of $1.3 million, personnel costs of $0.5 million, professional service fees of $0.5 million, information technology and software costs of $0.4 million, and general corporate costs of $0.4 million.

Interest Income. Interest income was $0.6 million for the six months ended June 30, 2026, compared to $0.4 million for the same period in 2025, an increase of $0.2 million, or 47%. The increase is due to higher investment in U.S. government debt securities.

Interest Expense. Interest expense was $2.8 million for the six months ended June 30, 2026, compared to $0.4 million for the same period in 2025, an increase of $2.4 million. Interest expense increased due to the issuance of notes payable in May and November 2025. See Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information with respect to the notes payable issued in May and November 2025.

Liquidity and Capital Resources

We have incurred net losses since our inception as we have devoted substantial efforts to research and development, which has resulted in a cumulative deficit at June 30, 2026 of $237.8 million. Our use of cash from operations amounted to $15.0 million for the six months ended June 30, 2026, and $23.9 million for the year ended December 31, 2025. Our primary uses of cash and operating expenses relate to paying employees and consultants, marketing our products, and supporting our research and development of future product offerings. Since inception, we have financed our operations principally from the sale of equity securities and the issuance of notes payable.

In May 2025, we received net proceeds of approximately $3.3 million, after deducting offering expenses payable by the Company, from a registered direct offering. See Note 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Also in May 2025, we entered into a note purchase agreement under which we may sell tranches of notes in an aggregate principal amount of up to $105.0 million. As of June 30, 2026, we have received net proceeds of approximately $48.1 million from the sale of two notes thereunder. See Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

In November 2024, we established an at-the-market equity offering program under which we may offer and sell, from time to time, shares of our common stock having aggregate sales proceeds of up to $50.0 million. As of June 30, 2026, we had not sold any shares of common stock under our at-the-market equity offering program. See Note 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Our cash and cash equivalents totaled $29.4 million at June 30, 2026. In management’s opinion, based on our current forecasts, our cash and cash equivalent balances at June 30, 2026 are sufficient to support our operations and meet our obligations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report.

We may offer and sell additional equity or issue additional notes payable to raise funds for working capital, capital expenditures, or other general corporate purposes.

Cash Flows

Cash activity for the six months ended June 30, 2026 and 2025 is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(14,982)	$(8,724)
Net cash used in investing activities	(859)	(274)
Net cash (used in) provided by financing activities	(844)	30,615
Net change in cash, cash equivalents and restricted cash	$(16,685)	$21,617

Net Cash Used in Operating Activities. Net cash used in operating activities for the six months ended June 30, 2026 was $15.0 million, an increase of $6.3 million from the six months ended June 30, 2025. This increase was primarily due to a higher net loss of $9.0 million, which was partially offset by higher non-cash expenses of $2.5 million attributed to amortization of intangible assets, share-based compensation, and payment-in-kind interest. We expect our net cash used in operating activities to decrease during the remainder of 2026 as we benefit from the completion of the IRRAS integration.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2026 and June 30, 2025 was $0.9 million and $0.3 million, respectively, and related to equipment acquisitions.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities for the six months ended June 30, 2026 consisted primarily of $2.0 million in payments for taxes related to shares withheld in connection with the vesting of restricted stock awards; partially offset by $0.6 million of proceeds from stock option exercises and $0.5 million of proceeds from the issuance of common stock under our employee stock purchase plan.

Net cash provided by financing activities for the six months ended June 30, 2025 consisted primarily of proceeds, net of financing costs and discount, of $28.7 million from the issuance of a note payable; proceeds, net of offering costs, of $3.3 million from the registered direct offering of common stock; partially offset by $1.7 million in payments for taxes related to shares withheld in connection with the vesting of restricted stock awards.

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

Our short- and long-term liquidity requirements include the obligations under notes payable and under lease arrangements related to our office and manufacturing facilities under non-cancellable operating leases. See Notes 8, 9, and 12 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. We typically enter into short-term agreements with vendors and suppliers of goods and services in the normal course of business through purchase orders, which are settled in cash upon our receipt of such goods or services. We may also at times enter into long-term commitments or license and collaboration agreements which require commitments that are noncancellable. See Note 10 to the consolidated financial statements included in our 2025 10-K.

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
•
the cost and timing of completing the build-out of, and achieving operational readiness at, our ClearPoint Advanced Laboratories facility, including the purchase and installation of related equipment;
•
the scope, rate of progress and cost of our ongoing product development activities relating to our products, including our development of robotics and focused ultrasound technologies;
•
the cost and timing of expenditures for sales, clinical support, marketing and distribution capabilities, and other corporate infrastructure;
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
•
the duration and impact of macroeconomic trends, including inflationary pressures, changes in monetary policy, constraints on hospital capital spending, the introduction of or changes in tariffs or trade barriers, global or local recession and geopolitical instability; and
•
the effect of competing technological and market developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2025 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes to the risk factors disclosed under Part I, Item 1A. "Risk Factors" in our 2025 10-K, other than the risks discussed below:

Establishing and operating our preclinical CRO facility (CAL) is capital intensive and subject to significant execution risk, and we may not realize the anticipated benefits of this investment.

We are investing significant capital and management resources to build out, equip, and operate our preclinical contract research organization facility (CAL) to provide preclinical services, including Good Laboratory Practice (GLP) study services, to biopharmaceutical customers. Standing up and scaling this facility is capital intensive and requires substantial expenditures, including facility rent and related occupancy costs, leasehold improvements and construction, the purchase and installation of specialized capital equipment, and the hiring, training, and retention of qualified scientific and technical personnel. Many of these costs are fixed or must be incurred in advance of, and without assurance of, corresponding revenue.

The build-out and commissioning of the facility are subject to risks that could delay or increase the cost of making it operational, including construction and permitting delays, cost overruns, supply chain constraints or delays in the delivery, installation, and qualification of capital equipment, contractor or vendor performance issues, and other factors, some of which are beyond our control. Delays in taking possession of, building out, remediating, or commissioning the facility could postpone the date on which we are able to begin performing services and generating associated revenue.

Our ability to perform certain services, including GLP-compliant studies, depends on achieving and maintaining the appropriate regulatory and quality standards for the facility and its processes. We may be unable to establish, validate, or maintain GLP compliance or other required standards on the timeline we anticipate or at all, which could prevent us from performing GLP studies. Any failure or delay in achieving or maintaining these standards, or any finding of noncompliance, could result in lost or delayed revenue, reputational harm, loss of customers, or the need for additional expenditures to remediate.

Even if the facility becomes operational, we may be unable to attract sufficient customer demand, execute or retain a sufficient volume of statements of work, or scale our capacity and throughput to the levels necessary to utilize the facility efficiently. Customer statements of work may be delayed, rescheduled, reduced in scope, or terminated, and demand for our preclinical services may not materialize at the levels or on the timeline we expect. Our ability to expand capacity depends on factors including facility readiness, equipment availability, and our ability to recruit and retain qualified personnel, and we may be unable to scale on the timeline we anticipate or at all.

As a result of these factors, the revenue generated by the facility may be insufficient to offset the significant fixed and variable costs of building, equipping, and operating it, and we may not achieve a return on this investment that justifies the capital and resources deployed, or may not do so within the timeframe we expect. The investment required to establish and expand the facility may also divert capital and management attention from our other business operations. If we are unable to make the facility operational, achieve and maintain required compliance standards, generate sufficient demand, or scale efficiently, our business, financial condition, and results of operations could be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) During the period covered by this report, we issued 219,671 shares of our common stock to the former equityholders of IRRAS following receipt of documentation required to complete the issuances, as previously described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. For additional information regarding the IRRAS acquisition, see Note 3 “Business Combination” to the accompanying condensed consolidated financial statements. The former equityholders of IRRAS represented to us, among other things, that they are “accredited investors” as such term is defined in Rule 501(a)(3) of Regulation D under the Securities Act. The shares of common stock issued to the former equityholders of IRRAS were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2026, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:

•
On June 4, 2026, Lynnette C. Fallon, a member of our Board of Directors, adopted a new Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan's maximum duration is until December 31, 2027. The maximum number of shares to be sold under the plan is 5,256.
•
On June 10, 2026, Matthew Klein, a member of our Board of Directors, adopted a new Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan's maximum duration is until July 31, 2027. The maximum number of shares to be sold under the plan is 59,120.

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
10.1++

ClearPoint Neuro, Inc. Seventh Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 21, 2026).

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

++ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2026

CLEARPOINT NEURO, INC.

	By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danilo D’Alessandro
Danilo D’Alessandro
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)