Form 10-Q
period 2026-09-30
ClearPoint Neuro, Inc.
filed 2026-10-28
CIK 1285550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 21, 2026, there were 32,054,268 shares of common stock outstanding.

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

In evaluating forward-looking statements, you should refer to: (i) the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which we filed with the United States Securities and Exchange Commission (“SEC”) on March 17, 2026 (the “2025 Form 10-K”); (ii) Item 2 of this Quarterly Report, under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Which May Influence Future Results of Operations;” and (iii) Part II, Item 1A of this Quarterly Report. As a result of these risk factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Quarterly Report, except to the extent required by applicable securities laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARPOINT NEURO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except for par value and share data)

	September 30,
	2026	December 31,
	(Unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$46,184	$45,923
Accounts receivable, net	8,017	6,549
Inventory, net	9,772	8,359
Prepaid expenses and other current assets	2,741	2,769
Total current assets	66,714	63,600
Property and equipment, net	3,122	2,621
Operating lease right-of-use assets	21,195	8,430
Goodwill	7,472	7,472
Intangible assets, net	12,412	13,922
Other assets	1,813	1,702
Total assets	$112,728	$97,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,060	$1,256
Accrued compensation	4,559	4,360
Other accrued liabilities	2,502	2,786
Operating lease liabilities, current portion	198	694
Contract liabilities, current portion	1,550	1,669
Total current liabilities	9,869	10,765

Operating lease liabilities, net of current portion	22,661	8,461
Contract liabilities, net of current portion	428	581
Long-term notes payable, net	50,840	49,077
Accrued interest payable	1,358	489
Deferred tax liabilities, net	305	354
Total liabilities	85,461	69,727
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized at September 30, 2026 and December 31, 2025; 32,051,494 and 29,368,760 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	320	294
Additional paid-in capital	269,639	238,995
Shares to be issued	2,567	5,641
Accumulated deficit	(245,259)	(216,910)
Total stockholders’ equity	27,267	28,020
Total liabilities and stockholders’ equity	$112,728	$97,747

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$7,891	$5,361	$24,069	$16,649
Service and other revenue	4,184	3,500	11,014	9,912
Total revenue	12,075	8,861	35,083	26,561
Cost of revenue	5,016	3,261	13,558	10,273
Gross profit	7,059	5,600	21,525	16,288
Research and development costs	4,018	3,452	13,172	10,660
Sales and marketing expenses	5,532	3,838	19,015	11,691
General and administrative expenses	3,841	3,586	14,392	11,056
Operating loss	(6,332)	(5,276)	(25,054)	(17,119)
Other income (expense):
Other income (expense), net	22	(64)	(20)	(112)
Interest income	292	396	932	832
Interest expense	(1,446)	(939)	(4,241)	(1,304)
Net loss before income taxes	(7,464)	(5,883)	(28,383)	(17,703)
Income tax (benefit) expense	(4)	8	(34)	51
Net loss	$(7,460)	$(5,891)	$(28,349)	$(17,754)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.24)	$(0.21)	$(0.94)	$(0.63)
Weighted average shares outstanding:
Basic and diluted	30,983,193	28,427,574	30,237,502	28,137,528

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)

	Three and Nine Months Ended September 30, 2026
	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Shares to be Issued	Accumulated Deficit	Total
Balances, December 31, 2025	29,368,760	$294	$238,995	$5,641	$(216,910)	$28,020
Issuances of common stock:
Share-based compensation	748,681	7	2,211	—	—	2,218
Option exercises (cash and cashless)	47,292	1	147	—	—	148
Acquisition of IRRAS	7,885	—	106	(106)	—	—
Payments for taxes related to net share settlement of equity awards	(185,979)	(2)	(1,991)	—	—	(1,993)
Net loss for the period	—	—	—	—	(9,552)	(9,552)
Balances, March 31, 2026	29,986,639	$300	$239,468	$5,535	$(226,462)	$18,841
Issuances of common stock:
Share-based compensation	92,773	1	2,270	—	—	2,271
Option exercises (cash and cashless)	158,256	2	453	—	—	455
Acquisition of IRRAS	219,671	2	2,966	(2,968)	—	—
Issuance of common stock under employee stock purchase plan	45,793	—	546	—	—	546
Net loss for the period	—	—	—	—	(11,337)	(11,337)
Balances, June 30, 2026	30,503,132	$305	$245,703	$2,567	$(237,799)	$10,776
Issuances of common stock:
Share-based compensation	1,514	—	1,880	—	—	1,880
Option exercises (cash and cashless)	16,848	—	51	—	—	51
Issuance of common stock under at-the-market equity offering program, net of issuance costs of $0.5 million	1,530,000	15	22,005	—	—	22,020
Net loss for the period	—	—	—	—	(7,460)	(7,460)
Balances, September 30, 2026	32,051,494	$320	$269,639	$2,567	$(245,259)	$27,267

	Three and Nine Months Ended September 30, 2025
	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2024	27,617,415	$276	$216,483	$(191,370)	$25,389
Issuances of common stock:
Share-based compensation	453,832	5	1,903	—	1,908
Option exercises (cash and cashless)	7,851	—	21	—	21
Payments for taxes related to net share settlement of equity awards	(98,914)	(1)	(1,304)	—	(1,305)
Net loss for the period	—	—	—	(6,026)	(6,026)
Balances, March 31, 2025	27,980,184	$280	$217,103	$(197,396)	$19,987
Issuances of common stock:
Registered direct offering of common stock	275,808	3	3,338	—	3,341
Share-based compensation	157,827	1	2,268	—	2,269
Option exercises (cash)	6,000	—	28	—	28
Payments for taxes related to net share settlement of equity awards	(26,818)	—	(356)	—	(356)
Issuance of common stock under employee stock purchase plan	30,610	—	311	—	311
Net loss for the period	—	—	—	(5,837)	(5,837)
Balances, June 30, 2025	28,423,611	$284	$222,692	$(203,233)	$19,743
Issuances of common stock:
Share-based compensation	3,806	—	2,022	—	2,022
Option exercises (cashless)	759	—	—	—	—
Net loss for the period	—	—	—	(5,891)	(5,891)
Balances, September 30, 2025	28,428,176	$284	$224,714	$(209,124)	$15,874

See accompanying notes to Condensed Consolidated Financial Statements.

CLEARPOINT NEURO, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(28,349)	$(17,754)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery of) provision for bad debt expense	(657)	217
Depreciation and amortization	339	565
Amortization of intangible assets	1,510	—
Share-based compensation	6,369	6,199
Payment-in-kind interest	1,609	490
Amortization of debt issuance costs and original issue discounts	154	60
Amortization of lease right-of-use assets, net of accretion in lease liabilities	2,260	821
Deferred income taxes	(49)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(811)	497
Inventory, net	(1,202)	(16)
Prepaid expenses and other current assets	(40)	(696)
Other assets	(235)	(192)
Accounts payable and accrued expenses	(268)	(1,515)
Lease liabilities	(1,321)	(716)
Contract liabilities	(272)	(69)
Accrued interest payable	869	264
Net cash used in operating activities	(20,094)	(11,845)
Cash flows from investing activities:
Purchases of property and equipment	(996)	(473)
Net cash used in investing activities	(996)	(473)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of offering costs	—	3,263
Proceeds from issuance of note payable, net of financing costs and discount	—	28,653
Proceeds from stock option exercises	654	49
Payments for taxes related to net share settlement of equity awards	(1,993)	(1,661)
Proceeds from issuance of common stock under at-the-market equity offering program, net of issuance costs of $0.5 million	22,020	—
Proceeds from issuance of common stock under employee stock purchase plan	546	311
Net cash provided by financing activities	21,227	30,615
Net change in cash, cash equivalents and restricted cash	137	18,297
Cash, cash equivalents and restricted cash, beginning of period	46,973	20,104
Cash, cash equivalents and restricted cash, end of period	$47,110	$38,401
Cash and cash equivalents	46,184	38,221
Restricted cash included in other current assets and other assets, non-current	926	180
Total cash, cash equivalents and restricted cash	$47,110	$38,401
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$34	$69
Interest	$1,609	$490
Non-cash investing and financing transactions:
Property and equipment included in accounts payable and other accrued liabilities	$329	$—
Net transfers of reusable components between property and equipment and inventory	$307	$262
Right-of-use assets obtained in exchange for operating lease liabilities	$13,882	$3,309

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

The Company’s initial product offering, the ClearPoint system, is an integrated system comprised of capital equipment and disposable products, designed to allow minimally invasive procedures in the brain to be performed in an MRI suite. The SmartFrame Array Neuro Navigation System and Software, introduced in 2021, allows for operating room placement and completion of the procedure in the MRI suite. Both systems provide guidance for the placement and operation of instruments or devices during the planning and operation of neurosurgical procedures. The Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2010 to market the ClearPoint system in the United States for general neurosurgical interventional procedures; in February 2011, the Company also obtained CE marking for its ClearPoint system. In 2011 and 2018, the Company received 510(k) clearance and CE marking, respectively, for its SmartFlow Neuro cannula which is being used, or is under evaluation, along with the Company's services, by more than 60 pharmaceutical and biotech companies, academic institutions, or contract research organizations having a focus on biologics and drug delivery. The Company provides consulting services to pharmaceutical and other medical technology customers for improving outcome predictability and optimizing preclinical and clinical workflows. The Company's expertise is concentrated in benchtop testing, preclinical studies, clinical trial support, regulatory consultation, and over-arching translation from the preclinical to the clinical setting to enhance accuracy and precision of drug delivery. In September 2022, the ClearPoint Prism Neuro Laser Therapy System, for which the Company has exclusive global commercialization rights, received 510(k) clearance through the Company’s Swedish partner, Clinical Laserthermia Systems AB ("CLS").

In 2025, through the acquisition of IRRAS, the Company expanded its portfolio into neurocritical care. IRRAS is a commercial-stage medical technology company focused on treatments for intracerebral hemorrhage, intraventricular hemorrhage, and other conditions requiring intracranial fluid management.

The Company has several foreign wholly owned subsidiaries, primarily established for the purpose of employing the Company’s software team in Canada and clinical services representatives serving the Company’s customers in the United Kingdom and the EU. The activities of all subsidiaries are reflected in these condensed consolidated financial statements.

Macroeconomic Trends

The Company continues to monitor the impacts of various macroeconomic trends, such as inflationary pressure, changes in monetary policy, constraints on hospital capital spending, the introduction of or changes in tariffs or trade barriers, and global or local recession and geopolitical instability. Such changes in domestic and global macroeconomic conditions may lead to increased costs for the Company's business. Additionally, these macroeconomic trends could adversely affect the Company’s customers, which could impact their willingness to spend on the Company’s products and services, or their ability to make payments, which could harm the collection of accounts receivable and financial results. In particular, a portion of the Company's revenue is derived from

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

products and services supporting pharmaceutical and biotechnology partners' preclinical and clinical development programs, and constraints in the funding environment for these partners, whether due to capital markets conditions or changes in government research funding, could cause partners to delay, scale back or discontinue programs utilizing the Company's products and services. The world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. As a result, the Company’s ability to access capital markets and other funding sources may not be available in the future on commercially reasonable terms, if at all. The Company cannot predict with certainty the ultimate impact of these trends on its business, financial condition, results of operations or cash flows, which will depend on future developments. To date, these trends have not had a material adverse impact on the Company's business, financial condition or results of operations.

Liquidity

The Company has incurred net losses since its inception, which has resulted in a cumulative deficit at September 30, 2026 of $245.3 million. In addition, the Company’s use of cash from operations amounted to $20.1 million for the nine months ended September 30, 2026, and $23.9 million for the year ended December 31, 2025. Since its inception, the Company has financed its operations principally from the sale of equity securities and the issuance of notes payable.

In May 2025, the Company received net proceeds of approximately $3.3 million, after deducting offering expenses payable by the Company, from a registered direct offering. See Note 10 below for additional information.

Also in May 2025, the Company entered into a note purchase agreement (the “2025 NPA”) under which it may sell tranches of notes (the “Notes”) in an aggregate principal amount of up to $105.0 million. As of September 30, 2026, the Company had received net proceeds of approximately $48.1 million from the sale of two Notes thereunder. Interest on the Notes is payable 50% in cash and 50% in kind during each Note’s paid-in-kind (“PIK”) period. The last scheduled PIK payment on the First Purchase Note occurred in September 2026, and the last scheduled PIK payment on the Third Tranche Note (each as defined in Note 8 below) will occur in March 2027. The Company may extend each PIK period by up to two quarters by notifying the purchaser agent no later than one business day before the applicable interest payment date. After each PIK period ends, interest on that Note will be payable entirely in cash, which will increase the Company’s cash used to service interest obligations. In addition, beginning with the first fiscal quarter of 2027, the Company will make quarterly revenue participation payments based on Net Revenue (as defined in the 2025 NPA). See Note 8 below for additional information regarding the 2025 NPA and the Notes.

In November 2024, the Company established an at-the-market ("ATM") equity offering program under which the Company may offer and sell, from time to time, shares of its common stock having aggregate sales proceeds of up to $50.0 million. During the three and nine months ended September 30, 2026, 1,530,000 shares were sold under the ATM equity offering program for net proceeds of $22.0 million, after deducting issuance costs of $0.5 million. As of September 30, 2026, $27.5 million remained unsold and available for sale under the ATM equity offering program. See Note 10 below for additional information.

As required by accounting principles generally accepted in the United States (“GAAP”), the Company has evaluated its ability to continue as a going concern for at least the next twelve months from the date of issuance of these financial statements. The Company has determined that based on its current forecasts, its existing cash and cash equivalent balances at September 30, 2026 are sufficient to support the Company’s operations and meet its obligations for at least the next twelve months from the date of issuance of these financial statements.

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2025 audited consolidated financial statements, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. These condensed consolidated financial statements have been prepared in accordance with SEC rules for interim financial information, and, therefore, omit certain information and footnote disclosures necessary to present such statements in accordance with GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2025 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for a complete set of financial statements. The results of operations for the three and nine months ended September 30, 2026, may not be indicative of the results to be expected for the entire year or any future periods.

Restricted Cash

The Company has restricted cash pledged as a security deposit and collateral related to its operating leases. Amounts related to the cash pledged as collateral expected to be released within twelve months of the accompanying condensed consolidated balance sheets are classified in other current assets. The remaining noncurrent balance is presented in other assets in the accompanying condensed consolidated balance sheets.

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company performs the goodwill impairment analysis at the reporting unit level, which aligns with its reporting and operating segment structure and availability of discrete financial information. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the Company's overall financial performance. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative goodwill impairment test. If the carrying amount of the reporting unit exceeds the fair value, the Company records an impairment loss based on the difference. The qualitative assessment for the reporting unit may be bypassed and instead the Company may proceed directly to the quantitative goodwill impairment test.

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to ten years. The Company's intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value.

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company holds substantially all its cash and cash equivalents on deposit with financial institutions in the U.S. that are insured by the Federal Deposit Insurance Corporation or in U.S. government debt securities. At September 30, 2026, the Company had approximately $0.3 million in bank balances that were in excess of the insured limits.

There were no customers whose accounts receivable balances represented greater than 10% of accounts receivable at either September 30, 2026 or December 31, 2025.

One pharmaceutical customer, a related party who is a former stockholder and former noteholder, and whose chief executive officer is a member of the Company's Board of Directors, for whom the Company provides hardware, software, clinical services and market development services in support of the customer's clinical trials, and from whom the Company earns a quarterly fee, accounted for 6% of total sales for each of the three and nine months ended September 30, 2026, and 8% of total sales for each of the three and nine months ended September 30, 2025.

Prior to granting credit to a customer, the Company generally performs credit evaluations of the customers’ financial condition. In general, the Company does not require collateral from customers in connection with an extension of credit. The accounts receivable balance is reduced by an allowance for credit losses from the potential inability of the Company's customers to make required payments. The allowance for credit losses at September 30, 2026 and December 31, 2025 was $0.2 million and $1.2 million, respectively. The Company evaluates the historic loss experience on the accounts receivable balance and also considers separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. The estimate is a result of the Company's ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations.

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact of the new pronouncement.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. On the condensed consolidated statements of operations, interest (expense) income, net was disaggregated into interest expense and interest income. On the condensed consolidated balance sheets, "Other long-term liabilities" was renamed "Accrued interest payable." On the condensed consolidated statements of cash flows, "Allowance for credit losses (recoveries)" was renamed "(Recovery of) provision for bad debt expense," and the change in accrued interest payable was presented separately from accounts payable and accrued expenses. These reclassifications had no effect on previously reported net loss, total assets, total liabilities, stockholders’ equity, or net cash used in operating activities.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed consolidated financial statements were issued. Material subsequent events that required recognition or additional disclosure in the condensed consolidated financial statements are presented.

3.
Business Combination

On November 20, 2025, the Company acquired all of the outstanding equity interests of IRRAS Holdings, Inc., or IRRAS, a medical technology company focused on neurocritical care. The total consideration for the acquisition, payable as of closing, was $5.0 million in cash and 1,325,000 shares of the Company’s common stock, subject to

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Of the $17.8 million of equity consideration, up to 0.2 million shares of the Company's common stock remain to be issued, consisting of shares issuable to the extent not applied to satisfy the indemnification obligations of the former equityholders of IRRAS, which shares may be issued, in whole or in part, sixteen months following the closing of the acquisition, subject to the terms of the merger agreement. During the nine months ended September 30, 2026, the Company issued 227,556 shares of common stock to the former equityholders of IRRAS.

The Company also agreed to pay the former equityholders of IRRAS a contingent cash payment equal to 25% of that portion of net sales of IRRAS products that exceeds (a) $13.0 million in 2026, (b) $17.0 million in 2027, and (c) $22.0 million in 2028, in each case, payable within 90 days after the end of the applicable year. The Company determined that the fair value of the earnout liability, developed based on inputs classified as Level 3 within the fair value hierarchy, is nominal as of the acquisition date and as of September 30, 2026.

The acquisition of IRRAS has been accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” with the Company treated as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The Company is still finalizing the allocation of the purchase price and changes to this allocation may occur as additional information becomes available related to the valuation of the intangible assets, indemnification claims, and accrued expenses, with such changes recorded as an adjustment to goodwill during the measurement period. The Company has not recorded any measurement period adjustments during the three or nine months ended September 30, 2026.

4.
Revenue Recognition

Revenue by Service Line

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Biologics and drug delivery
Disposable products	$1,185	$1,292	$4,023	$4,943
Services and license fees	3,710	3,110	9,711	8,889
Subtotal – Biologics and drug delivery revenue	4,895	4,402	13,734	13,832
Neurosurgery navigation and therapy
Disposable products	5,438	3,422	16,877	10,131
Subtotal – Neurosurgery navigation and therapy revenue	5,438	3,422	16,877	10,131
Capital equipment and software
Systems and software products	1,268	647	3,169	1,575
Services	474	390	1,303	1,023
Subtotal – Capital equipment and software revenue	1,742	1,037	4,472	2,598
Total revenue	$12,075	$8,861	$35,083	$26,561

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

(in thousands)	September 30, 2026	December 31, 2025
Accounts receivable, net	$8,017	$6,549
Other contract assets
Unbilled receivables	$1,062	$714
Deferred contract costs	$—	$150
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

(in thousands)	September 30, 2026	December 31, 2025
Contract liabilities	$1,978	$2,250

During the three and nine months ended September 30, 2026, the Company recognized approximately $0.2 million and $1.3 million, respectively, of revenue which was previously included in contract liabilities in the condensed consolidated balance sheet at December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized approximately $0.2 million and $1.2 million, respectively, of revenue which was previously included in contract liabilities in the condensed consolidated balance sheet at December 31, 2024.

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes contract liabilities that will be recognized as revenue in future periods. The majority of the remaining performance obligations relate to capital equipment and software-related service agreements and the upfront payments discussed under the heading "Contract Balances" above, which amounted to approximately $2.0 million at September 30, 2026. The Company expects to recognize approximately 78% of this revenue over the next twelve months and the remainder thereafter.

5.
Fair Value Measurement

Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

directly or indirectly; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of cash and cash equivalents of $46.2 million and $45.9 million as of September 30, 2026 and December 31, 2025, respectively, is derived using Level 1 inputs. The cash equivalents are comprised of short-term bank deposits, money market funds, and U.S. Government debt securities with original maturities of three months or less, for which the Company believes that the carrying value is a reasonable estimate of fair value.

6.
Inventory

Inventory consists of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials and work in process	$7,034	$7,052
Finished goods	6,492	4,813
Reserve for excess and obsolete inventory	(3,754)	(3,506)
Total inventory, net	$9,772	$8,359

7.
Goodwill and Intangible Assets

Goodwill

A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2025	$7,472
Measurement period adjustments	—
Balance as of September 30, 2026	$7,472

Intangible Assets

The following table shows the cost, accumulated amortization, and weighted average remaining life for the acquired intangible assets as of the dates indicated in the tables below (in thousands):

	September 30, 2026
	Weighted average remaining life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed Technology	9	$11,890	$(991)	$10,899
Customer Relationships	5	1,650	(229)	1,421
Trademark/Trade Name	<1	550	(458)	92
Total intangible assets	9	$14,090	$(1,678)	$12,412

	December 31, 2025
	Weighted average remaining life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed Technology	10	$11,890	$(99)	$11,791
Customer Relationships	6	1,650	(23)	1,627
Trademark/Trade Name	1	550	(46)	504
Total intangible assets	9	$14,090	$(168)	$13,922

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below set forth amortization expense for the periods presented (in thousands):

		Three Months Ended September 30,
Intangible asset	Location	2026	2025
Developed Technology	Cost of revenue	$297	$-
Customer Relationships	Sales and marketing expenses	69	-
Trademark/Trade Name	Sales and marketing expenses	137	-
Total amortization expense		$503	$-

		Nine Months Ended September 30,
Intangible asset	Location	2026	2025
Developed Technology	Cost of revenue	$892	$-
Customer Relationships	Sales and marketing expenses	206	-
Trademark/Trade Name	Sales and marketing expenses	412	-
Total amortization expense		$1,510	$-

The estimated future annual amortization of finite-lived intangible assets is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year:	Amortization Expense
Remainder of 2026	$458
2027	1,464
2028	1,464
2029	1,464
2030	1,464
Thereafter	6,098
Total	$12,412

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the three and nine months ended September 30, 2026, the Company recognized interest expense of $1.4 million and $4.2 million, respectively, which is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company recognized interest expense of $0.9 million and $1.3 million, respectively, which is recorded in the condensed consolidated statements of operations. As of September 30, 2026, the effective interest rate on the Notes was 11.3%.

The Notes mature on the sixth anniversary of their Purchase Date or the date on which all amounts owing to the 2025 Investor have been paid in full (the “Maturity Date”). Upon the occurrence and during the continuance of an Event of Default (as defined in the 2025 NPA) under the 2025 NPA, the then-applicable interest rate on all outstanding obligations will increase by 4.00%.

Beginning with the first fiscal quarter of 2027 and continuing until the Maturity Date of the First Purchase Note, the 2025 Investor will receive 0.375% of Net Revenue (as defined in the 2025 NPA) for each fiscal quarter (of up to $50.0 million of Net Revenue for each fiscal year), payable quarterly. As a result of the sale of the Third Tranche Note, this percentage increased by 0.15% and is payable for each fiscal quarter beginning with the first fiscal quarter of 2027 and continuing until the Maturity Date of the Third Tranche Note. The outstanding principal amount of the Notes, interest accrued thereon and any other amounts owing to the 2025 Investor under the 2025 NPA, will be due and payable on the applicable Maturity Date.

All of the Notes may be redeemed prior to the Maturity Date at the option of the Company, subject to payment of the Repayment Amount (as defined in the 2025 NPA). The 2025 Investor may demand redemption of the Notes prior to the Maturity Date in the event of a Change of Control (as defined in the 2025 NPA) of the Company or an Event of Default. The Repayment Amount will be: (a) if redemption occurs before the first anniversary of the date of issuance of a Note, 117.5% of the principal amount of such Note; (b) if redemption occurs after the first anniversary and prior to the second anniversary of the date of issuance of a Note, 125% of the principal amount of such Note; (c) if redemption occurs after the second anniversary and prior to the third anniversary of the date of issuance of a Note, 135% of the principal amount of such Note; (d) if redemption occurs after the third anniversary and prior to the fourth anniversary of the date of issuance of a Note, an amount that would generate an internal rate of return to the 2025 Investor of 11.50%; (e) if redemption occurs after the fourth anniversary of the date of issuance of a Note and prior to the sixth anniversary of the date of issuance of a Note, an amount that would generate an internal rate of return to the 2025 Investor of 10.50%; (f) if redemption occurs on the sixth anniversary of the date of issuance of a Note, an amount that would generate an internal rate of return to the 2025 Investor of 9.50%, minus, in each case, the sum of regularly scheduled interest paid in cash, payments of proceeds of insurance policies pursuant to the terms of the 2025 NPA, and payments of revenue participation in cash prior to such redemption date.

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

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company’s obligations under the 2025 NPA are secured by a security interest on substantially all of the Company’s assets, including its intellectual property. The obligations of the 2025 Investor to purchase Notes are subject to certain customary conditions precedent.

The Company assessed the provisions of the 2025 NPA to determine if the agreement included any embedded derivative features by evaluating each feature against the nature of the host instrument. The only embedded feature which was determined to meet the characteristics of a derivative and require bifurcation and separate accounting was the 2025 Investor's right to demand redemption prior to the Maturity Date in the event of a Change of Control or an Event of Default. The fair value of the identified derivative was determined to be nominal as the probability of Change of Control or Event of Default was negligible at inception and at September 30, 2026. For each subsequent reporting period, the Company will evaluate the probability of the Investor's right to demand redemption and record the applicable fair value as of the end of each reporting period.

Scheduled principal payments as of September 30, 2026 with respect to the Notes are summarized as follows (in thousands):

Year ending December 31,
2031	$52,517
Total scheduled principal payments	52,517
Less: unamortized discounts and financing costs	(1,677)
Total carrying amount	$50,840

9.
Commitments and Contingencies

Operating Leases

The Company subleases office space in Solana Beach, California, which serves as its corporate headquarters and houses certain management and personnel. The sublease term commenced on December 15, 2020, was set to expire on December 31, 2026, and was renewable for an additional five-year period, at the Company’s option, at the then fair market value. On July 8, 2026, the Company entered into an amendment to the sublease, under which the term of the sublease was extended by an additional five years to December 31, 2031. The Company accounted for this amendment as a lease modification by remeasuring the right-of-use asset and lease liability as of the effective date and recorded an additional right-of-use asset and lease liability of $2.3 million.

The Company leases space in Carlsbad, California, that serves as office space and a manufacturing facility under a lease that commenced on June 1, 2023 and ends on May 31, 2033. The Company has two options to extend the lease term for thirty-six or sixty months, at the then fair market rental value.

On June 16, 2025, the Company entered into a lease agreement to expand into approximately 30,171 square feet within a life science building located in San Diego, California. The Company will use the facility, known as the ClearPoint Advanced Laboratories (the “CAL”), for office, research and development, and laboratory purposes, supporting preclinical contract research. The building was occupied in three phases, the first of which (6,818 square feet) was made available upon lease signing. The next phase (9,833 square feet) was made available in March 2026, and the final phase (13,520 square feet) was made available in July 2026. The lease agreement expires on the last day of the calendar month that is 132 months (11 years) after the date on which the last phase was made available, subject to the Company's right to extend the lease term for one additional five-year period, at the then fair market rental value. The initial monthly base rent is $5.95 per square foot, subject to annual increases of 3%, with payment for the first and second phases to commence after occupation of the second phase and the payment for the third phase

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

to commence after occupation of the third phase. The monthly base rent will be abated: (i) for the second through thirteenth months after the second phase occupation for the first and second phases; and (ii) for the first through twelfth months after the third phase occupation solely for the third phase. The Company determined that the three phases of the lease agreement constitute separate lease components, and calculated the right-of-use assets and lease liabilities of the first, second, and third phases of $3.3 million, $4.9 million, and $6.7 million, respectively.

In connection with the IRRAS acquisition, the Company assumed an operating lease for 21,200 square feet used for manufacturing and office purposes located in San Diego, California. The lease is set to expire in April 2031, with the option to extend the lease for one additional five-year term, at the then fair market rental rate.

The aforementioned leases are classified as operating leases in conformity with GAAP. The aggregate lease costs were $1.0 million and $2.3 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $0.8 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, future minimum lease payments are as follows (in thousands):

Year:
Remainder of 2026	$423
2027	3,040
2028	4,101
2029	4,233
2030	4,370
Thereafter	20,205
Total minimum payments	36,372
Less: discount to present value of lease payments	(13,513)
Discounted present value of lease payments	$22,859

Purchase Commitments

The Company is a party to various purchase arrangements related to its manufacturing and research and development activities. At September 30, 2026, there was approximately $7.5 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. Additionally, the Company is also a party to a license and collaboration agreement which requires minimum purchase commitments for a seven-year period starting in 2023. The total remaining minimum purchase commitments related to this agreement are $3.5 million through 2029.

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

2024 At-The-Market Equity Offering

In November 2024, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, as sales agent (the “ATM Agreement”) to, from time to time, sell shares of its

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

common stock having aggregate sales proceeds of up to $50.0 million, subject to the terms and conditions of the ATM Agreement. During the three and nine months ended September 30, 2026, 1,530,000 shares were sold under the ATM Agreement for net proceeds of $22.0 million, after deducting issuance costs of $0.5 million. As of September 30, 2026, $27.5 million remained unsold and available for sale under the ATM Agreement.

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

Share-Based Compensation Expense

The Company records share-based compensation expense on a straight-line basis over the vesting periods of the related grants and recognizes forfeitures as they occur. The following table sets forth share-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$37	$31	$141	$100
Research and development costs	513	501	1,485	1,558
Sales and marketing expenses	630	550	1,948	1,674
General and administrative expenses	700	940	2,795	2,867
Total share-based compensation expense	$1,880	$2,022	$6,369	$6,199

Share-based compensation expense by type of share-based award is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stock options	$—	$40	$28	$233
RSAs and RSUs	1,782	1,923	5,974	5,765
ESPP	98	59	367	201
Total share-based compensation expense	$1,880	$2,022	$6,369	$6,199

CLEARPOINT NEURO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total unrecognized compensation expense by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized:

	September 30, 2026
	Unrecognized Expense (in thousands)	Remaining Weighted- Average Recognition Period (in years)
RSUs	$11,428	1.87

Stock Option Activity

Stock option activity for the nine months ended September 30, 2026 is summarized below:

	Stock Options	Weighted- average Exercise price per share	Weighted- average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)(1)
Outstanding as of December 31, 2025	1,302,072	$5.78
Exercised	(229,388)	$3.29
Forfeited or expired	(38,144)	$15.81
Outstanding as of September 30, 2026	1,034,540	$5.96	3.25	$6,994
Exercisable as of September 30, 2026	1,034,540	$5.96	3.25	$6,994

(1)	Intrinsic value is calculated as the estimated fair value of the Company’s stock at the end of the related period less the option exercise price of in-the-money options.

Restricted Stock Unit Activity

Restricted stock unit activity for the nine months ended September 30, 2026 is summarized below:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2025	1,651,867	$9.16
Granted	785,662	$13.34
Vested	(842,968)	$8.30
Forfeited or expired	(131,116)	$11.89
Outstanding as of September 30, 2026	1,463,445	$11.65

Employee Stock Purchase Plan

In June 2021, the Company’s stockholders adopted and approved the ClearPoint Neuro, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. In May 2025, the ESPP was amended to increase the number of shares of common stock reserved for issuance from 400,000 to 700,000 shares. During the nine months ended September 30, 2026, 45,793 shares were purchased under the ESPP at an average offering price of $11.93. There are 336,670 shares remaining available for issuance under the ESPP as of September 30, 2026.

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

The Company's Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM regularly reviews disaggregated revenue data by product line as disclosed in Note 4; however, consolidated net income (loss) is utilized as the measure of profit and loss to assess performance of the business and determination on how to allocate resources. Significant expenses within net income (loss) include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company's condensed consolidated statements of operations. Segment asset information is not used by the CODM to allocate resources.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Part I, Item 1 of this Quarterly Report. This discussion and analysis contains forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties. You should review the section titled “Risk Factors” in our 2025 Form 10-K and in Part II, Item 1A of this Quarterly Report for a discussion of important risk factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. In addition, historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.

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

Our neurosurgery navigation and therapy revenue primarily consists of disposable product commercial sales related to cases utilizing the ClearPoint and IRRAflow systems. Generating recurring revenue from the sale of disposable products is an important part of our business model. Future revenue from sales of such products is difficult to predict and may not be sufficient to offset our continuing research and development expenses and our increasing selling, general and administrative expenses. As a result of the IRRAS acquisition, we expect revenue to grow over the coming years due to a larger combined organization, expanded product offerings, and increased customer reach, both in the U.S. and internationally, although there can be no assurance that we will realize the anticipated benefits of the acquisition.

Our biologics and drug delivery revenue comes from sales of products, including disposable products, and services related to customer-sponsored preclinical and clinical trials utilizing our products. Our biologics and drug delivery customers are pharmaceutical and biotech companies, academic institutions, and customer-sponsored contract research organizations that are developing methods to deliver a wide variety of molecules, genes or proteins to targeted brain tissue or structures (our “Partners”) that would need to bypass the blood-brain barrier for the treatment of a variety of disorders. This is a novel area in which commercialization must be preceded by FDA-mandated clinical trials, which are expensive and time consuming to conduct, and for which the commercial success is uncertain, pending, in part, the outcome of those trials. The number of Partner relationships is of importance as we recognize the possibility that some Partners’ research will reach commercial success, and others may not. To the extent our Partners achieve commercial success, our expectation is that we will share in such success through our Partners’ use of our products and services in their delivery of therapies. At September 30, 2026, we had more than 60 Partners, similar to the number of Partners as of the same date in 2025.

Our capital equipment and software revenue consists of sales of ClearPoint and IRRAflow reusable hardware and software and related services.

Substantially all our revenue for the three and nine months ended September 30, 2026 and 2025 relates to: (i) sales of our ClearPoint and IRRAflow system products and related services; and (ii) consulting services provided to our biologics and drug delivery customers. Our product revenue was $7.9 million and $24.1 million for the three and nine months ended September 30, 2026, respectively. Our service revenue was $4.2 million and $11.0 million for the three and nine months ended September 30, 2026, respectively, of which 89% and 88%, respectively, were related to the biologics and drug delivery service line.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2026, as compared to the critical accounting policies and estimates described in our 2025 Form 10-K.

Results of Operations

Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025

	Three Months Ended September 30,		Percentage
(Dollars in thousands)	2026	2025	Change
Product revenue	$7,891	$5,361	47%
Service and other revenue	4,184	3,500	20%
Total revenue	12,075	8,861	36%
Cost of revenue	5,016	3,261	54%
Gross profit	7,059	5,600	26%
Research and development costs	4,018	3,452	16%
Sales and marketing expenses	5,532	3,838	44%
General and administrative expenses	3,841	3,586	7%
Other income (expense):
Other income (expense), net	22	(64)	(134)%
Interest income	292	396	(26)%
Interest expense	(1,446)	(939)	54%
Net loss before income taxes	(7,464)	(5,883)	27%
Income tax (benefit) expense	(4)	8	NM
Net loss	$(7,460)	$(5,891)	27%

NM – The percentage change is not meaningful.

Revenue. Total revenue was $12.1 million for the three months ended September 30, 2026, and $8.9 million for the three months ended September 30, 2025, which represents an increase of $3.2 million, or 36%.

	Three Months Ended September 30,		Percentage
(Dollars in thousands)	2026	2025	Change
Biologics and drug delivery
Disposable products	$1,185	$1,292	(8)%
Services and license fees	3,710	3,110	19%
Subtotal – Biologics and drug delivery revenue	4,895	4,402	11%
Neurosurgery navigation and therapy
Disposable products	5,438	3,422	59%
Subtotal – Neurosurgery navigation and therapy revenue	5,438	3,422	59%
Capital equipment and software
Systems and software products	1,268	647	96%
Services	474	390	22%
Subtotal – Capital equipment and software revenue	1,742	1,037	68%
Total revenue	$12,075	$8,861	36%

Biologics and drug delivery revenue increased 11% to $4.9 million for the three months ended September 30, 2026, from $4.4 million for the same period in 2025. This increase is primarily attributable to higher revenue from services performed at the CAL facility.

Neurosurgery navigation and therapy revenue increased 59% to $5.4 million for the three months ended September 30, 2026, from $3.4 million for the same period in 2025. The increase is driven primarily by additional revenues due to sales of the IRRAflow product, which we acquired in connection with our acquisition of IRRAS in the fourth quarter of 2025.

Capital equipment and software revenue increased 68% to $1.7 million for the three months ended September 30, 2026, from $1.0 million for the same period in 2025 primarily due to an increase in placements of ClearPoint navigation capital and software, IRRAflow control units, and Prism laser units.

Cost of Revenue and Gross Profit. Cost of revenue was $5.0 million, resulting in gross profit of $7.1 million for the three months ended September 30, 2026, and was $3.3 million, resulting in gross profit of $5.6 million for the three months ended September 30, 2025. Gross margin was 58% for the three months ended September 30, 2026, compared to 63% in the same period in 2025. The decrease in gross margin is primarily due to overhead costs at the new CAL facility and additional amortization expense of acquired intangible assets, partially offset by a decrease in other cost of revenue, for the three months ended September 30, 2026, as compared to the same period in 2025.

Research and Development Costs. Research and development costs were $4.0 million for the three months ended September 30, 2026, compared to $3.5 million for the same period in 2025, an increase of $0.6 million, or 16%. The increase was due primarily to higher personnel costs of $0.6 million.

Sales and Marketing Expenses. Sales and marketing expenses were $5.5 million for the three months ended September 30, 2026, compared to $3.8 million for the same period in 2025, an increase of $1.7 million, or 44%. This increase was due primarily to additional personnel costs of $1.2 million, an increase in travel costs of $0.2 million, resulting from the expansion of our clinical and sales teams, and additional amortization expense of acquired intangible assets of $0.2 million.

General and Administrative Expenses. General and administrative expenses were $3.8 million for the three months ended September 30, 2026, compared to $3.6 million for the same period in 2025, an increase of $0.3 million, or 7%. This increase was due primarily to increases in occupancy costs of $0.5 million, information technology and software costs of $0.2 million, and general corporate costs of $0.1 million. These were partially offset by a decrease in bad debt expense of $0.6 million.

Interest Income. Interest income was $0.3 million for the three months ended September 30, 2026, compared to $0.4 million for the same period in 2025, a decrease of $0.1 million, which is not significant.

Interest Expense. Interest expense was $1.4 million for the three months ended September 30, 2026, compared to $0.9 million for the same period in 2025, an increase of $0.5 million, or 54%. Interest expense increased due to the issuance of notes payable in May and November 2025. See Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information with respect to the notes payable issued in May and November 2025.

Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Percentage
(Dollars in thousands)	2026	2025	Change
Product revenue	$24,069	$16,649	45%
Service and other revenue	11,014	9,912	11%
Total revenue	35,083	26,561	32%
Cost of revenue	13,558	10,273	32%
Gross profit	21,525	16,288	32%
Research and development costs	13,172	10,660	24%
Sales and marketing expenses	19,015	11,691	63%
General and administrative expenses	14,392	11,056	30%
Other income (expense):
Other expense, net	(20)	(112)	(82)%
Interest income	932	832	12%
Interest expense	(4,241)	(1,304)	NM
Net loss before income taxes	(28,383)	(17,703)	60%
Income tax (benefit) expense	(34)	51	NM
Net loss	$(28,349)	$(17,754)	60%

NM – The percentage change is not meaningful.

Revenue. Total revenue was $35.1 million for the nine months ended September 30, 2026, and $26.6 million for the nine months ended September 30, 2025, which represents an increase of $8.5 million, or 32%.

	Nine Months Ended September 30,		Percentage
(Dollars in thousands)	2026	2025	Change
Biologics and drug delivery
Disposable products	$4,023	$4,943	(19)%
Services and license fees	9,711	8,889	9%
Subtotal – Biologics and drug delivery revenue	13,734	13,832	(1)%
Neurosurgery navigation and therapy
Disposable products	16,877	10,131	67%
Subtotal – Neurosurgery navigation and therapy revenue	16,877	10,131	67%
Capital equipment and software
Systems and software products	3,169	1,575	101%
Services	1,303	1,023	27%
Subtotal – Capital equipment and software revenue	4,472	2,598	72%
Total revenue	$35,083	$26,561	32%

Biologics and drug delivery revenue decreased to $13.7 million for the nine months ended September 30, 2026 from $13.8 million for the nine months ended September 30, 2025. This decrease is primarily attributable to lower product revenue due to a single customer order that occurred in the nine-month period of the prior year and did not recur in the current period. In general, this category of revenue is impacted by timing of our Partners’ drug development programs and tends to be uneven quarter to quarter. This was partially offset by higher service revenue.

Neurosurgery navigation and therapy revenue increased 67% to $16.9 million for the nine months ended September 30, 2026, from $10.1 million for the same period in 2025. The increase is driven primarily by additional revenues due to sales of the

IRRAflow product as well as the introduction of our 3.0 operating room navigation software, which has positively impacted procedural volumes in the operating room during the nine months ended September 30, 2026, compared to the same period in 2025. We acquired the IRRAflow product in connection with our acquisition of IRRAS in the fourth quarter of 2025.

Capital equipment and software revenue increased 72% to $4.5 million for the nine months ended September 30, 2026, from $2.6 million for the same period in 2025 primarily due to an increase in placements of ClearPoint navigation capital and software, IRRAflow control units, and Prism laser units.

Cost of Revenue and Gross Profit. Cost of revenue was $13.6 million, resulting in gross profit of $21.5 million for the nine months ended September 30, 2026, and was $10.3 million, resulting in gross profit of $16.3 million for the nine months ended September 30, 2025. Gross margin was 61% for each of the nine months ended September 30, 2026 and 2025.

Research and Development Costs. Research and development costs were $13.2 million for the nine months ended September 30, 2026, compared to $10.7 million for the same period in 2025, an increase of $2.5 million, or 24%. The increase was due primarily to increases in personnel costs of $2.1 million, repair costs of $0.2 million, and travel costs of $0.1 million.

Sales and Marketing Expenses. Sales and marketing expenses were $19.0 million for the nine months ended September 30, 2026, compared to $11.7 million for the same period in 2025, an increase of $7.3 million, or 63%. This increase was due primarily to additional personnel costs of $4.9 million and increases in travel costs of $1.0 million, resulting from the expansion of our clinical and sales teams. The increase was also driven by additional amortization expense of acquired intangible assets of $0.6 million and marketing material costs of $0.4 million.

General and Administrative Expenses. General and administrative expenses were $14.4 million for the nine months ended September 30, 2026, compared to $11.1 million for the same period in 2025, an increase of $3.3 million, or 30%. This increase was due primarily to increases in occupancy costs of $1.9 million, information technology and software costs of $0.6 million, general corporate costs of $0.6 million, personnel costs of $0.5 million, and professional service fees of $0.4 million. These were partially offset by a decrease in bad debt expense of $0.9 million.

Interest Income. Interest income was $0.9 million for the nine months ended September 30, 2026, compared to $0.8 million for the same period in 2025, an increase of $0.1 million, or 12%. The increase is due to higher investment in U.S. government debt securities.

Interest Expense. Interest expense was $4.2 million for the nine months ended September 30, 2026, compared to $1.3 million for the same period in 2025, an increase of $2.9 million. Interest expense increased due to the issuance of notes payable in May and November 2025. See Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information with respect to the notes payable issued in May and November 2025.

Liquidity and Capital Resources

We have incurred net losses since our inception as we have devoted substantial efforts to research and development, which has resulted in a cumulative deficit at September 30, 2026 of $245.3 million. Our use of cash from operations amounted to $20.1 million for the nine months ended September 30, 2026, and $23.9 million for the year ended December 31, 2025. Our primary uses of cash and operating expenses relate to paying employees and consultants, marketing our products, and supporting our research and development of future product offerings. Since inception, we have financed our operations principally from the sale of equity securities and the issuance of notes payable.

In May 2025, we received net proceeds of approximately $3.3 million, after deducting offering expenses payable by the Company, from a registered direct offering. See Note 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Also in May 2025, we entered into a note purchase agreement (the “2025 NPA”) under which we may sell tranches of notes (the “Notes”) in an aggregate principal amount of up to $105.0 million. As of September 30, 2026, we had received net proceeds of approximately $48.1 million from the sale of two Notes thereunder. Interest on the Notes is payable 50% in cash and 50% in kind during each Note’s paid-in-kind (“PIK”) period. The last scheduled PIK payment on the First Purchase Note occurred in September 2026, and the last scheduled PIK payment on the Third Tranche Note (each as defined in Note 8) will occur in March 2027. We may extend each PIK period by up to two quarters by notifying the purchaser agent no later than one business day before the applicable interest payment date. After each PIK period ends, interest on that Note will be payable entirely in cash, which will increase our cash used to service interest obligations. In addition, beginning with the first fiscal quarter of 2027, we will make quarterly revenue participation payments based on Net Revenue (as defined in the 2025 NPA). For additional information regarding the 2025 NPA and the Notes, see Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

In November 2024, we established an ATM equity offering program under which we may offer and sell, from time to time, shares of our common stock having aggregate sales proceeds of up to $50.0 million. During the three and nine months ended September 30, 2026, 1,530,000 shares were sold under the ATM equity offering program for net proceeds of $22.0 million, after deducting issuance costs of $0.5 million. As of September 30, 2026, $27.5 million remained unsold and available for sale under the ATM equity offering program. See Note 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Our cash and cash equivalents totaled $46.2 million at September 30, 2026. In management’s opinion, based on our current forecasts, our cash and cash equivalent balances at September 30, 2026 are sufficient to support our operations and meet our obligations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report.

We may offer and sell additional equity or issue additional notes payable to raise funds for working capital, capital expenditures, or other general corporate purposes.

Cash Flows

Cash activity for the nine months ended September 30, 2026 and 2025 is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(20,094)	$(11,845)
Net cash used in investing activities	(996)	(473)
Net cash provided by financing activities	21,227	30,615
Net change in cash, cash equivalents and restricted cash	$137	$18,297

Net Cash Used in Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2026 was $20.1 million, an increase of $8.2 million from the nine months ended September 30, 2025. This increase was primarily due to a higher net loss of $10.6 million, which was partially offset by higher non-cash expenses of $3.2 million primarily attributed to amortization of intangible assets, amortization of lease right-of-use assets, net of accretion in lease liabilities, and payment-in-kind interest.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2026 and September 30, 2025 was $1.0 million and $0.5 million, respectively, and related to equipment acquisitions.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2026 consisted primarily of $22.0 million in proceeds from the issuance of common stock under the ATM Agreement, net of issuance costs of $0.5 million, $0.7 million of proceeds from stock option exercises, and $0.5 million of proceeds from the issuance of common stock under our employee stock purchase plan; partially offset by $2.0 million in payments for taxes related to shares withheld in connection with the vesting of restricted stock awards.

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

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We expect to continue to incur net losses as we continue our efforts to expand the commercialization of our products and services and pursue additional applications for our technology platforms. Our cash and cash equivalents are primarily held in a variety of demand accounts with a view to liquidity and capital preservation.

Our short- and long-term liquidity requirements include the obligations under notes payable and under lease arrangements related to our office and manufacturing facilities under non-cancellable operating leases. See Notes 8 and 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. We typically enter into short-term agreements with vendors and suppliers of goods and services in the normal course of business through purchase orders, which are settled in cash upon our receipt of such goods or services. We may also at times enter into long-term commitments or license and collaboration agreements which require commitments that are noncancellable. See Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2025 Form 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes to the risk factors disclosed under Part I, Item 1A. "Risk Factors" in our 2025 Form 10-K, other than the risks discussed below:

Establishing and operating our preclinical CRO facility (CAL) is capital intensive and subject to significant execution risk, and we may not realize the anticipated benefits of this investment. Our facility leases also impose significant long-term fixed obligations.

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

The build-out and commissioning of the facility are subject to risks that could delay or increase the cost of making it fully operational, including construction and permitting delays, cost overruns, supply chain constraints or delays in the delivery, installation, and qualification of capital equipment, contractor or vendor performance issues, and other factors, some of which are beyond our control. Delays in building out, remediating, or commissioning the facility could delay our ability to generate associated revenue. Although we have begun performing services at the facility, the build-out is ongoing, and delays in completing it could limit the capacity and range of services we are able to offer.

In addition, we may require additional space, whether at the facility or elsewhere, and we may rely from time to time on temporary or short-term arrangements to perform certain services, whether on an interim or ongoing basis. Such arrangements may be limited in duration, depend on the consent or cooperation of third parties, and may not be extended. If we are unable to obtain additional space on acceptable terms or within the timeframe we expect, or if temporary arrangements expire or otherwise become unavailable, we may be required to relocate those operations, which may not be possible on a timely basis, on acceptable terms, or at all, and our ability to perform those services and generate associated revenue could be adversely affected.

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

As we continue to scale operations at the facility, we may be unable to attract sufficient customer demand, execute or retain a sufficient volume of statements of work, or scale our capacity and throughput to the levels necessary to utilize the facility efficiently. Customer statements of work may be delayed, rescheduled, reduced in scope, or terminated, and demand for our preclinical services may not materialize at the levels or on the timeline we expect. Our ability to expand capacity depends on factors including facility readiness, equipment availability, and our ability to recruit and retain qualified personnel, and we may be unable to scale on the timeline we anticipate or at all.

As a result of these factors, the revenue generated by the facility may be insufficient to offset the significant fixed and variable costs of building, equipping, and operating it, and we may not achieve a return on this investment that justifies the capital and resources deployed, or may not do so within the timeframe we expect. The investment required to establish and expand the facility may also divert capital and management attention from our other business operations. If we are unable to complete the build-out of the facility, achieve and maintain required compliance standards, generate sufficient demand, or scale efficiently, our business, financial condition, and results of operations could be materially and adversely affected. In addition, the lease for the CAL facility has an initial term that expires approximately eleven years after the last portion of the premises was delivered to us with the landlord's improvements substantially complete, and our rent obligations under the lease, which are subject to annual increases, are fixed regardless of whether the facility generates sufficient revenue. If we are unable to utilize the facility as anticipated, we may be unable to sublease the space or otherwise exit the lease on acceptable terms or at all, and we could be required to record impairment charges related to the right-of-use assets and leasehold improvements associated with the facility.

More generally, we lease our corporate headquarters and our manufacturing, laboratory, and office facilities under non-cancelable operating leases with fixed, multi-year payment obligations. We may be unable to renew these leases on acceptable terms or to sublease or exit space we no longer need, and any need to relocate our manufacturing operations could be costly and time-consuming and could disrupt our ability to supply products, including because of the need to qualify a new facility.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2026, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:

•
On August 18, 2026, Danilo D'Alessandro, our Chief Financial Officer, adopted a new Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The trading arrangement expires November 30, 2027, subject to earlier expiration if all transactions thereunder are completed before the scheduled expiration date. A total of 43,269 shares are subject to the plan, plus up to 64,278 additional shares, which are reduced by any shares sold under Mr. D'Alessandro's prior Rule 10b5-1 plan dated November 26, 2025 after August 17, 2026 and before this plan's selling start date. The maximum number of shares to be sold under the plan is therefore 107,547.
•
On September 12, 2026, Joseph M. Burnett, our Chief Executive Officer and President, adopted a new Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan's maximum duration is until November 5, 2027. The maximum number of shares to be sold under the plan is 250,000.

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

Date: October 28, 2026

CLEARPOINT NEURO, INC.

	By:	/s/ Joseph M. Burnett
Joseph M. Burnett
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danilo D’Alessandro
Danilo D’Alessandro
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)